Form 10-Q
period 2022-09-30
CNH Industrial N.V.
filed 2022-11-09
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36085
CNH INDUSTRIAL N.V.
(Exact name of registrant as specified in its charter)

Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 St. James’s Street, London, SW1A 1HA, United Kingdom
(Address of principal executive offices)
Registrant’s telephone number including area code: +44 2079 251964
Former name, former address and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value €0.01	CNHI	New York Stock Exchange [1]
4.50% Notes due 2023	CNHI23	New York Stock Exchange
3.850% Notes due 2027	CNHI27	New York Stock Exchange
1 In addition to the New York Stock Exchange, CNHI common shares are listed on the Euronext Milan, the regulated market of Borsa Italiana, in Italy.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                 ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 31, 2022, there were 1,344,479,873 common shares, par value €0.01 per share, and 371,073,335 special voting shares, par value €0.01 per share outstanding.

Note:
CNH Industrial N.V. qualifies as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934 (the "Exchange Act") and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. CNH Industrial N.V. has voluntarily elected to file this quarterly financial report using Form 10-Q.
As a Foreign Private Issuer, CNH Industrial N.V. is also exempt from the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 and December 31, 2021
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions)
ASSETS
Cash and cash equivalents	$3,154	$5,044
Restricted cash	660	801
Trade receivables, net	200	192
Financing receivables, net	16,901	15,376
Receivables from Iveco Group N.V.	224	—
Inventories, net	5,362	4,216
Property, plant and equipment, net	1,405	1,475
Investments in unconsolidated subsidiaries and affiliates	327	333
Equipment under operating leases	1,539	1,738
Goodwill, net	3,233	3,210
Other intangible assets, net	1,158	1,207
Deferred tax assets	351	421
Derivative assets	280	182
Other assets	1,050	1,675
Assets held for distribution	—	13,546
Total Assets	$35,844	$49,416
LIABILITIES AND EQUITY
Debt	20,922	20,897
Payables to Iveco Group N.V.	95	502
Trade payables	3,312	3,530
Deferred tax liabilities	134	125
Pension, postretirement and other postemployment benefits	522	675
Derivative liabilities	412	181
Other liabilities	4,038	4,761
Liabilities held for distribution	—	11,892
Total Liabilities	$29,435	$42,563
Redeemable noncontrolling interest	52	45
Common shares, €0.01, par value; outstanding 1,347,028,843 common shares and 371,073,335 loyalty program special voting shares at 9/30/2022; and outstanding 1,356,077,000 common shares and 371,218,250 loyalty program special voting shares at 12/31/2021	25	25
Treasury stock, at cost; 17,371,353 common shares at 9/30/2022 and 8,323,196 common shares at 12/31/2021	(193)	(84)
Additional paid in capital	1,479	4,464
Retained earnings	7,307	4,818
Accumulated other comprehensive loss	(2,264)	(2,445)
Noncontrolling interests	3	30
Total Equity	$6,357	$6,808
Total Liabilities and Equity	$35,844	$49,416

See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three And Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Revenues
Net sales	$5,396	$4,336	$15,189	$12,808
Finance, interest and other income	485	410	1,419	1,208
Total Revenues	$5,881	$4,746	$16,608	$14,016
Costs and Expenses
Cost of goods sold	4,156	3,452	11,819	10,064
Selling, general and administrative expenses	422	349	1,224	1,023
Research and development expenses	213	157	609	453
Restructuring expenses	11	15	19	21
Interest expense	190	127	490	417
Other, net	159	124	490	422
Total Costs and Expenses	$5,151	$4,224	$14,651	$12,400
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries and affiliates	730	522	1,957	1,616
Income tax (expense) benefit	(192)	(79)	(579)	(347)
Equity in income of unconsolidated subsidiaries and affiliates	21	17	69	68
Net income (loss) from continuing operations	559	460	1,447	1,337
Net income (loss) from discontinued operations	—	(131)	—	116
Net income	$559	$329	$1,447	$1,453
Net income attributable to noncontrolling interests	3	6	10	32
Net income (loss) attributable to CNH Industrial N.V.	$556	$323	$1,437	$1,421

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$0.41	$0.34	$1.06	$0.98
Discontinuing operations	$—	$(0.10)	$—	$0.07
Basic earnings per share attributable to CNH Industrial N.V.	$0.41	$0.24	$1.06	$1.05
Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$0.41	$0.34	$1.06	$0.98
Discontinuing operations	$—	$(0.10)	$—	$0.06
Diluted earnings per share attributable to CNH Industrial N.V.	$0.41	$0.24	$1.06	$1.04
Average shares outstanding (in millions)
Basic	1,350	1,354	1,354	1,354
Diluted	1,355	1,361	1,359	1,360

Cash dividends declared per common share	$—	$—	$0.302	$0.132

See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Three And Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net income	$559	$329	$1,447	$1,453
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(10)	40	(89)	(33)
Changes in retirement plans’ funded status	(14)	13	(64)	(21)
Foreign currency translation	96	(34)	427	172
Share of other comprehensive income (loss) of entities using the equity method	(13)	(46)	(42)	(67)
Other comprehensive income (loss), net of tax	59	(27)	232	51
Comprehensive income	618	302	1,679	1,504
Less: Comprehensive income attributable to noncontrolling interests	3	7	9	35
Comprehensive income (loss) attributable to CNH Industrial N.V.	$615	$295	$1,670	$1,469

See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating activities:
Net income	$1,447	$1,453
Less: Net income (loss) from discontinued operations	—	116
Net income (loss) of continuing operations	1,447	1,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense, net of depreciation and amortization of assets under operating leases	252	219
Depreciation and amortization expense of assets under operating leases	155	182
(Gain) loss on disposal of assets	22	—
Loss on repurchase of notes	—	8
Undistributed loss of unconsolidated subsidiaries	(36)	(7)
Other non-cash items	130	74
Changes in operating assets and liabilities:
Provisions	(21)	57
Deferred income taxes	83	(7)
Trade and financing receivables related to sales, net	(1,279)	3
Inventories, net	(1,121)	(838)
Trade payables	(120)	334
Other assets and liabilities	(398)	112
Cash flow from operating activities discontinued operation	—	418
Net cash provided by (used in) operating activities	$(886)	$1,892
Investing activities:
Additions to retail receivables	(4,179)	(3,680)
Collections of retail receivables	3,342	3,297
Proceeds from the sale of assets, net of assets under operating leases	25	15
Expenditures for property, plant and equipment and intangible assets, net of assets under operating leases	(245)	(197)
Expenditures for assets under operating leases	(368)	(352)
Other	(165)	(803)
Cash flow from investing activities discontinued operation	—	134
Net cash used in investing activities	$(1,590)	$(1,586)
Financing activities:
Proceeds from long-term debt	7,727	6,392
Payments of long-term debt	(6,733)	(7,128)
Net increase (decrease) in other financial liabilities	340	(322)
Dividends paid	(416)	(184)
Other	(116)	—
Cash flow from financing activities discontinued operation	—	(450)
Net cash provided by (used in) financing activities	$802	$(1,692)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(357)	(329)
Increase (decrease) in cash and cash equivalents and restricted cash	(2,031)	(1,715)
Cash and cash equivalents and restricted cash, beginning of year	5,845	9,629
Cash and cash equivalents and restricted cash, end of period	$3,814	$7,914
Cash and cash equivalents and restricted cash, end of period (discontinued operation)	—	720
Cash and cash equivalents and restricted cash, end of period (continuing operations)	$3,814	$7,194

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three And Nine Months Ended September 30, 2022
(Unaudited)

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance, December 31, 2021, as previously reported	$25	$(84)	$4,464	$4,818	$(2,445)	$30	$6,808	$45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance, January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income	—	—	—	333	—	—	333	3
Other comprehensive income (loss), net of tax	—	—	—	—	130	—	130	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(21)	—	—	—	—	(21)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	18	—	—	—	18	—
Other changes	—	—	(4)	—	—	(1)	(5)	—
Balance, March 31, 2022	$25	$(105)	$1,434	$6,615	$(2,367)	$7	$5,609	$47
Net income	—	—	—	548	—	—	548	4
Other comprehensive income (loss), net of tax	—	—	—	—	44	(1)	43	—
Dividends paid	—	—	—	(412)	—	—	(412)	(2)
Acquisition of treasury stock	—	(19)	—	—	—	—	(19)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	3	(3)	—	—	—	—	—
Share-based compensation expense	—	—	21	—	—	—	21	—
Other changes	—	—	4	—	—	—	4	—
Balance, June 30, 2022	$25	$(121)	$1,456	$6,751	$(2,323)	$6	$5,794	$49
Net income	—	—	—	556	—	(2)	554	5
Other comprehensive income (loss), net of tax	—	—	—	—	59	—	59	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(76)	—	—	—	—	(76)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	4	(4)	—	—	—	—	—
Share-based compensation expense	—	—	23	—	—	—	23	—
Other changes	—	—	4	—	—	(1)	3	(1)
Balance, September 30, 2022	$25	$(193)	$1,479	$7,307	$(2,264)	$3	$6,357	$52

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three And Nine Months Ended September 30, 2021
(Unaudited)

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance, January 1, 2021	$25	$(109)	$4,388	$3,279	$(2,676)	$82	$4,989	$40
Net income	—	—	—	408	—	15	423	2
Other comprehensive income (loss), net of tax	—	—	—	—	38	2	40	—
Dividends paid	—	—	—	—	—	—	—	(1)
Common shares issued from treasury stock and capital increase for share-based compensation	—	4	(4)	—	—	—	—	—
Share-based compensation expense	—	—	15	—	—	—	15	—
Other changes	—	—	(2)	—	—	—	(2)	—
Balance, March 31, 2021	$25	$(105)	$4,397	$3,687	$(2,638)	$99	$5,465	$41
Net income	—	—	—	690	—	5	695	4
Other comprehensive income (loss), net of tax	—	—	—	—	38	—	38	—
Dividends paid	—	—	—	(180)	—	(1)	(181)	(1)
Share-based compensation expense	—	—	15	—	—	—	15	—
Other changes	—	—	(1)	—	—	(1)	(2)	—
Balance, June 30, 2021	$25	$(105)	$4,411	$4,197	$(2,600)	$102	$6,030	$44
Net income (loss)	—	—	—	323	—	2	325	4
Other comprehensive income (loss), net of tax	—	—	—	—	(28)	1	(27)	—
Dividends paid	—	—	—	—	—	(90)	(90)	(1)
Share-based compensation expense	—	—	16	—	—	—	16	—
Other changes	—	—	—	(6)	—	(3)	(9)	—
Balance, September 30, 2021	$25	$(105)	$4,427	$4,514	$(2,628)	$12	$6,245	$47
See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in London, England, United Kingdom. The Company was formed on September 29, 2013 as a result of the business combination transaction between Fiat Industrial S.p.A. (“Fiat Industrial”) and its majority owned subsidiary CNH Global N.V. (“CNH Global”). Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial” and the “Company” refer to CNH Industrial and its subsidiaries.
The condensed consolidated financial statements of CNH Industrial N.V. and its consolidated subsidiaries have been voluntarily prepared by the Company without audit. Although prepared on a voluntary basis, the condensed consolidated financial statements included in the report comply in all material respects with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) governing interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these condensed consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 20-F for the year ended December 31, 2021. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including rising inflation, geopolitical instability and the war in the Ukraine may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
Certain financial information in this report has been presented by geographic area. Beginning January 1, 2022, our geographical regions are: (1) North America; (2) Europe, Middle East and Africa; (3) South America and (4) Asia Pacific. Prior amounts have been conformed to these regions. The geographic designations have the following meanings:
•North America: United States, Canada, and Mexico;
•Europe, Middle East, and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine, Balkans, Russia, Turkey, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the Indian subcontinent) and Oceania
Discontinued Operations
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group"), and the Iveco Group became a public listed company independent from CNH Industrial with its common shares trading on the Euronext Milan, a regulated market organized and managed by Borsa Italiana S.p.A. In connection with the Demerger, shares of Iveco Group N.V. were distributed to shareholders in CNH Industrial N.V. on a pro rata basis. The On-Highway Business' financial results for the periods prior to the Demerger have been reflected in our Condensed Consolidated Statement of Operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the On-Highway Business are classified as discontinued operations within Assets Held for Distribution and Liabilities Held for Distribution in the prior year of the Condensed Consolidated Balance Sheet. Pursuant to the terms of the deeds of demerger entered into between CNH Industrial N.V. and Iveco Group N.V. on January 1, 2022, assets related to the On-Highway Business were transferred to, and liabilities related to the On-Highway Business were retained or assumed by, Iveco Group N.V.

In order to present the financial effects of a Discontinued Operation, revenues and expenses arising from intercompany transactions were eliminated. Eliminations from transactions between Continuing and Discontinued Operations are allocated in full to Discontinued Operations. However, no profit or loss is recognized for intercompany transactions within the Condensed Consolidated Statement of Operations. The amounts of income statement items included in Discontinued Operations is detailed in the following sections.
Intercompany transactions between Continuing and Discontinued Operations have been eliminated in the consolidated statement of financial position. The net balance between Assets held for distribution and Liabilities held for distribution represents the net equity of the Discontinued Operations. This amount corresponds to the reduction in the total equity of CNH Industrial due to the Demerger that occurred on January 1, 2022.
All cash flows from Discontinued Operations are reported in the appropriate items for operating activities, investing activities and financing activities in the Statement of Cash Flows. The cash flows represent those arising from transactions with third parties.
The following table presents the assets and liabilities of the Iveco Group Business classified as Assets Held for Distribution and Liabilities Held for Distribution:

December 31, 2021
(in millions)
ASSETS HELD FOR DISTRIBUTION
Cash and cash equivalents	$961
Restricted cash	55
Trade receivables, net	165
Financing receivables, net	3,284
Inventories, net	3,005
Property, plant and equipment, net	3,221
Investments in unconsolidated subsidiaries and affiliates	613
Equipment under operating leases	66
Goodwill, net	80
Other intangible assets, net	141
Deferred tax assets	1,059
Other assets	896
Total Assets Held for Distribution	$13,546

LIABILITIES HELD FOR DISTRIBUTION
Debt	2,343
Trade payables	3,366
Deferred tax liabilities	14
Pension, postretirement and other postemployment benefits	560
Other liabilities	5,609
Total Liabilities Held for Distribution	$11,892

Details of Statement of Operations line items included in Discontinued Operations, after the eliminations, for three and nine months ended September 30, 2021 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in millions)
Revenues
Net sales	$3,423	$10,955
Finance, interest and other income	44	136
Total Revenues	$3,467	$11,091
Costs and Expenses
Cost of goods sold	3,005	9,464
Selling, general and administrative expenses	211	699
Research and development expenses	133	429
Restructuring expenses	7	11
Interest expense	35	92
Other, net	228	228
Total Costs and Expenses	$3,619	$10,923
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	(152)	168
Income tax (expense) benefit	—	(77)
Equity in income of unconsolidated subsidiaries and affiliates	21	25
Net Income (loss) from discontinued operations	$(131)	$116

Cash flows from Discontinued Operations from the nine months ended September 30, 2021 are as follows:

Nine Months Ended September 30,
2021
(in millions)
Operating activities:
Net income (loss) of discontinued operations	$116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense, net of depreciation and amortization of assets under operating leases and assets sold under buy-back commitments	233
Depreciation and amortization expense of assets under operating leases and assets sold under buy-back commitments	223
Loss on disposal of assets	(43)
Undistributed income of unconsolidated subsidiaries	(5)
Other non-cash items	144
Changes in operating assets and liabilities:
Provisions	108
Deferred income taxes	(2)
Trade and financing receivables related to sales, net	450
Inventories, net	(639)
Trade payables	(204)
Other assets and liabilities	37
Cash flow from operating activities of discontinued operation	$418
Investing activities:
Additions to retail receivables	(24)
Collections of retail receivables	38
Proceeds from the sale of assets, net of assets under operating leases and assets sold under buy-back commitments	1
Expenditures for property, plant and equipment and intangible assets, net of assets under operating leases and assets sold under buy-back commitments	(167)
Expenditures for assets under operating leases and assets sold under buy-back commitments	(536)
Other	822
Cash flow provided by (used in) investing activities of discontinued operation	$134
Financing activities:
Proceeds from long-term debt	2,409
Payments of long-term debt	(2,906)
Net decrease in other financial liabilities	47
Dividends paid	—
Cash flow from financing activities of discontinued operation	$(450)
Business Combinations
On November 30, 2021, CNH Industrial acquired Raven Industries, Inc. ("Raven"). Raven included three business divisions: Applied Technology, Engineered Films and Aerostar. The acquisition of Raven has been accounted for as a business combination using the acquisition method of accounting. At December 31, 2021, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date including $1.3 billion and $0.5 billion in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Applied Technology results for the three and nine months ended September 30, 2022 are included in the Company's Agriculture segment. As of September 30, 2022, the Aerostar Division has been sold and as of June 30, 2022, the Engineered Films division has been sold. During the second and third quarter, we recorded certain immaterial measurement period adjustments as we further refined certain valuations and recorded the sale of the Engineered Films and Aerostar Division.
On December 30, 2021, CNH Industrial completed its previously announced purchase of 90% capital stock of Sampierana S.p.A. ("Sampierana"). At December 31, 2021, CNH Industrial had recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date including approximately $51 million in preliminary goodwill. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. The results of Sampierana are included in the

Company’s Construction segment. During the third quarter, we recorded certain immaterial measurement period adjustments as we further refined certain valuations.
On May 16, 2022, CNH Industrial acquired Specialty Enterprises LLC, a manufacturer of agricultural spray booms and sprayer boom accessories. The results of Specialty Enterprises will be included in the Company’s Agriculture segment.

2. NEW ACCOUNTING PRONOUNCEMENTS
Adopted in 2022
None
Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. ASU 2020-04 can be adopted beginning as of March 12, 2020 through December 31, 2022 and may be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company has not adopted ASU 2020-04 as of September 30, 2022. ASU 2020-04 is not expected to have a significant impact on the Company's consolidated financial statements.
Revenue Contract Assets and Liabilities Acquired in a Business Combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) as applied by the acquiree to determine what to record for the acquired revenue contract assets and liabilities instead of at fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing of adoption and its impact to our consolidated financial statements.
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company is currently evaluating the impact of adoption to our consolidated financial statements.
There are other new accounting pronouncements issued by the FASB that we will adopt, but we do not believe the adoption of any of these accounting pronouncements will have a material impact on our consolidated financial statements.

3. REVENUE
The following table summarizes revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Agriculture	$4,501	$3,563
Construction	895	773
Eliminations and Other	—	—
Total Industrial Activities	$5,396	$4,336
Financial Services	482	405
Eliminations and Other	3	5
Total Revenues	$5,881	$4,746

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Agriculture	$12,600	$10,571
Construction	2,589	2,237
Eliminations and Other	—	—
Total Industrial Activities	$15,189	$12,808
Financial Services	1,419	1,194
Eliminations and Other	—	14
Total Revenues	$16,608	$14,016
The following table disaggregates revenues by major source for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Revenues from:
Sales of goods	$5,388	$4,331
Rendering of services and other revenues	8	5
Revenues from sales of goods and services	5,396	4,336
Finance and interest income	303	243
Rents and other income on operating lease	182	167
Finance, interest and other income	485	410
Total Revenues	$5,881	$4,746

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Revenues from:
Sales of goods	$15,166	$12,794
Rendering of services and other revenues	23	14
Revenues from sales of goods and services	15,189	12,808
Finance and interest income	815	688
Rents and other income on operating lease	604	520
Finance, interest and other income	1,419	1,208
Total Revenues	$16,608	$14,016

Contract liabilities recorded in Other liabilities were $26 million and $20 million at September 30, 2022 and December 31, 2021, respectively. Contract liabilities primarily relate to extended warranties/maintenance and repair contracts.
At September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $23 million ($15 million as of December 31, 2021). The Company expects to recognize revenue on approximately 30% and 89% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 30% and 89% as of December 31, 2021), with the remaining recognized thereafter.
4. VARIABLE INTEREST ENTITIES
The Company consolidates various securitization trusts and facilities that have been determined to be variable interest entities (“VIEs”) and of which the Company is a primary beneficiary. The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. For further information regarding VIEs, please see “Note 9: Receivables.”
The following table presents certain assets and liabilities of consolidated VIEs, which are included in the condensed consolidated balance sheets included in this report. The assets in the table below include only those assets that can be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third party liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Company.

	September 30, 2022	December 31, 2021
	(in millions)
Restricted cash	$649	$736
Financing receivables	9,548	8,838
Total Assets	$10,197	$9,574
Debt	$9,081	$8,528
Total Liabilities	$9,081	$8,528

5. EARNINGS PER SHARE
The Company’s basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock units and performance stock units are considered dilutive securities.

A reconciliation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to CNH Industrial	$556	$323	$1,437	$1,421
Net income (loss) attributable to CNH Industrial from continuing operations	$556	$457	$1,437	$1,330
Net income (loss) attributable to CNH Industrial from discontinued operations	$—	$(134)	$—	$91
Basic earnings (loss) per share attributable to common shareholders:
Weighted average common shares outstanding—basic (in millions)	1,350	1,354	1,354	1,354
Continuing operations	$0.41	$0.34	$1.06	$0.98
Discontinued operations	$—	$(0.10)	$—	$0.07
Basic earnings per share attributable to CNH Industrial N.V.	$0.41	$0.24	$1.06	$1.05
Diluted earnings (loss) per share attributable to common shareholders
Weighted average common shares outstanding—basic (in millions)	1,350	1,354	1,354	1,354
Stock compensation plans (1) (in millions)	5	7	5	6
Weighted average common shares outstanding—diluted (in millions)	1,355	1,361	1,359	1,360
Continuing operations	$0.41	$0.34	$1.06	$0.98
Discontinued operations	$—	$(0.10)	$—	$0.06
Diluted earnings per share attributable to CNH Industrial N.V.	$0.41	$0.24	$1.06	$1.04
(1) For the three and nine months ended September 30, 2022, 4.7 million and 2.0 million shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three and nine months ended September 30, 2021, 131,000 and 252,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH Industrial’s defined benefit pension plans and postretirement health and life insurance plans for the three and nine months ended September 30, 2022 and 2021:

	Pension		Healthcare		Other
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost	$2	$3	$1	$1	$1	$2
Interest cost	6	5	2	1	1	—
Expected return on assets	(11)	(13)	(1)	(2)	—	—
Amortization of:
Prior service credit	—	—	(31)	(34)	—	—
Actuarial loss	4	6	1	1	—	1
Net periodic benefit cost	$1	$1	$(28)	$(33)	$2	$3

	Pension		Healthcare		Other
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost	$8	$10	$3	$3	$4	$5
Interest cost	20	14	5	4	1	—
Expected return on assets	(35)	(40)	(4)	(5)	—	—
Amortization of:
Prior service credit	—	—	(94)	(102)	—	—
Actuarial loss	14	19	2	2	—	2
Net periodic benefit cost	$7	$3	$(88)	$(98)	$5	$7

Net amounts recognized in the consolidated balance sheet as of December 31, 2021 consisted of:

	Pension	Healthcare	Other
	December 31, 2021	December 31, 2021	December 31, 2021
	(in millions)
Other assets	$40	$—	$—
Pension, postretirement and other postemployment benefits	(409)	(141)	(125)
Net liability recognized at end of year	$(369)	$(141)	$(125)
On February 20, 2018, CNH Industrial announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH Industrial to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented Company retirees. On April 16, 2018, CNH Industrial announced its determination to modify the benefits provided to the applicable retirees (“Benefit Modification”) to make them consistent with the benefits provided to current eligible CNH Industrial retirees who had been represented by the UAW. The Benefit Modification resulted in a reduction of the plan liability by $527 million. This amount will be amortized from Other Comprehensive Income ("OCI") to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. For the three and nine months ended September 30, 2022 and 2021, $30 million and $90 million of amortization (“Benefit Modification Amortization”) was recorded as a pre-tax gain in Other, net, respectively.
In 2021, CNH Industrial communicated plan changes for the US retiree medical plan. The plan changes resulted in a reduction of the plan liability by $100 million. This amount will be amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and nine months ended September 30, 2022, $6 million and $18 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rates for the three months ended September 30, 2022 and 2021 were 26.3% and 15.1%, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 29.6% and 21.5%, respectively. The 2022 effective tax rate for the three months ended September 30, 2022 was negatively impacted by the increased profits in higher-tax jurisdictions, primarily Brazil. The effective tax rate for the nine months ended September 30, 2022 was negatively impacted by an increase in pre-tax losses for which deferred tax benefits were not recognized and the derecognition of certain deferred tax assets, both of which related to Russia. Further, a discrete tax charge related to the sale of Raven’s Engineered Films Division and discrete tax charges associated with unrecognized tax benefits led to a higher effective tax rate for the nine months ended September 30, 2022. The sale of Raven’s Engineered Films Division increased effective tax rate for the nine months ended September 30, 2022 by 170 basis points.
As in all financial reporting periods, the Company assessed the realizability of its deferred tax assets, which relate to multiple tax jurisdictions in all regions of the world. During the nine-month period ended September 30, 2022, the Company changed its assessment regarding the recognition of its Russian deferred tax assets as of the beginning of the period. In addition, the Company was unable to recognize deferred tax assets associated with the current year pre-tax losses in that jurisdiction. These two items combined increased the Company’s current period effective tax rate for the nine months ended September 30, 2022 by 100 basis point.
The Company operates in many jurisdictions around the world and is routinely subject to income tax audits. As various ongoing audits are concluded, or as the applicable statutes of limitations expire, it is possible the Company’s amount of unrecognized tax benefits could change during the next twelve months. Those changes, however, are not expected to have a material impact on the Company’s results of operations, balance sheet, or cash flows.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases by U.S. domestic corporations that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on the adjusted financial statement income of U.S. companies and their subsidiaries. The CAMT will be effective beginning in fiscal 2023. We currently do not expect the IRA to have a material adverse impact to the Company’s financial statements.
8. SEGMENT INFORMATION
The operating segments through which the Company manages its operations are based on the internal reporting used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and make decisions about resource allocation. The segments are organized based on products and services provided by the Company. CNH Industrial has the following three operating segments:
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands, as well as the STEYR, Kongskilde and Överum brands in Europe and the Miller brand, primarily in North America and Australia.
Construction designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
Financial Services provides and administers retail financing to customers for the purchase or lease of new and used agricultural and construction equipment sold by CNH Industrial brand dealers. In addition, Financial Services provides wholesale financing to CNH Industrial brand dealers. Wholesale financing consists primarily of floor plan financing and allows the dealers to purchase and maintain a representative inventory of products. Financial Services also provides trade receivables factoring services to CNH Industrial companies. The European operations of CNH Industrial Financial Services are supported by the Iveco Group's Financial Services segment. CNH Industrial Financial Services provides financial services to Iveco Group companies in the South America, Asia Pacific and North America regions.
The activities carried out by the two industrial segments Agriculture and Construction, as well as corporate functions, are collectively referred to as "Industrial Activities".
Revenues for each reported segment are those directly generated by or attributable to the segment as a result of its business activities and include revenues from transactions with third parties as well as those deriving from transactions with other segments, recognized at normal market prices. Segment expenses represent expenses deriving from each segment’s business activities both with third parties and other operating segments or which may otherwise be directly attributable to it. Expenses deriving from business activities with other segments are recognized at normal market prices.
With reference to Industrial Activities' segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Industrial Activities segments' inherent profitability. Adjusted EBIT of Industrial Activities is defined as net income (loss) before: Income taxes, Financial Services' results, Industrial Activities’ interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring items. In particular, non-recurring items are specifically disclosed items that management considers to be rare or discrete events that are infrequent in nature and not reflective of on-going operational activities.
With reference to Financial Services, the CODM assesses the performance of the segment and makes decisions about resource allocation on the basis of net income prepared in accordance with U.S. GAAP.

The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Agriculture	$666	$415	$1,755	$1,396
Construction	24	21	90	70
Unallocated items, eliminations and other	(20)	(16)	(92)	(81)
Total Adjusted EBIT of Industrial Activities	$670	$420	$1,753	$1,385
Financial Services Net Income	86	96	263	259
Financial Services Income Taxes	32	31	106	83
Interest expense of Industrial Activities, net of interest income and eliminations	(27)	(21)	(97)	(92)
Foreign exchange gains (losses), net of Industrial Activities	(14)	21	(14)	6
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	35	33	112	102
Restructuring expense of Industrial Activities	(11)	(15)	(19)	(21)
Other discrete items of Industrial Activities(2)	(20)	(26)	(78)	(38)
Income (loss) before taxes	$751	$539	$2,026	$1,684
Income tax (expense) benefit	(192)	(79)	(579)	(347)
Net income (loss) of discontinued operations	—	(131)	—	116
Net income (loss)	$559	$329	$1,447	$1,453
(1) This item includes a pre-tax gain of $30 million and $90 million in the three and nine months ended September 30, 2022 and 2021, respectively, as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 modification of a healthcare plan in the U.S. and a pre-tax gain of $6 million and $18 million in the three and nine months ended September 30, 2022, respectively, as a result of the amortization over 4 years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S.
(2) In the three and nine months ended September 30, 2022, this item included $7 million and $13 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and $14 million and $22 million of loss from the activity of the two Raven businesses held for sale, including the loss on the sale of the Engineered Films and Aerostar Divisions. In the nine month ended September 30, 2022, this item also included $43 million of asset write-downs. In the three and nine months ended September 30, 2021, this item includes $24 million and $32 million of separation costs incurred in connection with our spin-off of the Iveco Group Business.
9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Retail	$10,538	$9,955
Wholesale	6,335	5,373
Other	28	48
Total	$16,901	$15,376
The Company assesses and monitors the credit quality of its financing receivables based on whether a receivable is classified as Performing or Non-Performing. Financing receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. These receivables are generally more than 90 days past due. Finance income for non-performing receivables is recognized on a cash basis. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and nine months ended September 30, 2022 and 2021. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at such time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.
The aging of financing receivables as of September 30, 2022 and December 31, 2021 is as follows (in millions):

	September 30, 2022
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2022					$2,695	$—	$2,695
2021					2,271	—	2,271
2020					1,125	—	1,125
2019					550	—	550
2018					290	—	290
Prior to 2018					113	—	113
Total	$13	$4	$17	$7,027	$7,044	$—	$7,044
South America
2022					$739	$1	$740
2021					726	3	729
2020					412	3	415
2019					213	1	214
2018					122	1	123
Prior to 2018					94	—	94
Total	$16	$—	$16	$2,290	$2,306	$9	$2,315
Asia Pacific
2022					$696	$3	$699
2021					240	—	240
2020					131	1	132
2019					55	1	56
2018					27	—	27
Prior to 2018					4	—	4
Total	$8	$9	$17	$1,136	$1,153	$5	$1,158
Europe, Middle East, Africa	$—	$—	$—	$6	$6	$15	$21
Total Retail	$37	$13	$50	$10,459	$10,509	$29	$10,538
Wholesale
North America	$—	$—	$—	$2,818	$2,818	$—	$2,818
South America	—	—	—	1,052	1,052	—	1,052
Asia Pacific	3	2	5	564	569	6	575
Europe, Middle East, Africa	1	3	4	1,886	1,890	—	1,890
Total Wholesale	$4	$5	$9	$6,320	$6,329	$6	$6,335

	December 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2021					$3,159	$—	$3,159
2020					1,688	1	1,689
2019					901	1	902
2018					531	—	531
2017					229	—	229
Prior to 2017					73	—	73
Total	$13	$—	$13	$6,568	$6,581	$2	$6,583
South America
2021					$881	$—	$881
2020					524	—	524
2019					295	—	295
2018					190	—	190
2017					105	—	105
Prior to 2017					72	—	72
Total	$1	$—	$1	$2,066	$2,067	$—	$2,067
Asia Pacific
2021					$579	$—	$579
2020					357	4	361
2019					167	1	168
2018					99	1	100
2017					45	—	45
Prior to 2017					5	—	5
Total	$10	$8	$18	$1,234	$1,252	$6	$1,258
Europe, Middle East, Africa	$4	$—	$4	$43	$47	$—	$47
Total Retail	$28	$8	$36	$9,911	$9,947	$8	$9,955
Wholesale
North America	$—	$—	$—	$2,339	$2,339	$—	$2,339
South America	—	—	—	633	633	22	655
Asia Pacific	2	1	3	446	449	—	449
Europe, Middle East, Africa	5	1	6	1,924	1,930	—	1,930
Total Wholesale	$7	$2	$9	$5,342	$5,351	$22	$5,373

Allowance for credit losses (activity) for the three and nine months ended September 30, 2022 is as follows (in millions):

	Three Months Ended September 30, 2022
	Retail	Wholesale
Opening Balance	$246	$61
Provision	15	(3)
Charge-offs, net of recoveries	(4)	(1)
Foreign currency translation and other	(8)	(2)
Ending Balance	$249	$55

	Nine Months Ended September 30, 2022
	Retail	Wholesale
Opening Balance	$220	$65
Provision	41	—
Charge-offs, net of recoveries	(13)	(6)
Foreign currency translation and other	1	(4)
Ending Balance	$249	$55
At September 30, 2022, the allowance for credit losses included an increase in reserves of $16 million for domestic Russian receivables. The Company continues to monitor the situation in Eastern Europe and will update the macroeconomic factors and qualitative factors in future periods, as warranted. The provision for credit losses is included in selling, general, and administrative expenses.
Allowance for credit losses activity for the three and nine months ended September 30, 2021 and for the year ended December 31, 2021 is as follows (in millions):

	Three Months Ended September 30, 2021
	Retail	Wholesale
Opening Balance	$226	$73
Provision	10	(1)
Charge-offs, net of recoveries	(10)	1
Foreign currency translation and other	(6)	(4)
Ending Balance	$220	$69

	Nine Months Ended September 30, 2021
	Retail	Wholesale
Opening Balance	$231	$62
Provision	16	3
Charge-offs, net of recoveries	(16)	—
Foreign currency translation and other	(11)	4
Ending Balance	$220	$69

	Twelve Months Ended December 31, 2021
	Retail	Wholesale
Opening Balance	$231	$62
Provision	22	6
Charge-offs, net of recoveries	(22)	1
Foreign currency translation and other	(11)	(4)
Ending Balance	$220	$65
At both September 30, 2021 and December 31, 2021, the allowance for credit losses was reduced by a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.
Troubled Debt Restructurings
A restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.
TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of the collateral. In determining collateral value, the Company estimates the current fair market value of the equipment collateral and considers credit enhancements such as additional collateral and third-party guarantees.
Before removing a receivable from TDR classification, a review of the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations based on a credit review, the TDR classification is not removed from the receivable.
As of September 30, 2022 and 2021, the CNH Industrial's retail and wholesale TDRs were immaterial.
Transfers of Financial Assets
CNH Industrial transfers a number of its financial receivables to securitization programs or factoring transactions.
A securitization transaction entails the sale of a portfolio of receivables to a securitization vehicle. This special purpose entity (“SPE”) finances the purchase of the receivables by issuing asset-backed securities (i.e. securities whose repayment and interest flow depend upon the cash flow generated by the portfolio). SPEs utilized in the securitization programs differ from other entities included in CNH Industrial's condensed consolidated financial statements because the assets they hold are legally isolated from CNH Industrial's assets. For bankruptcy analysis purposes, CNH Industrial has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of the SPEs’ investors. CNH Industrial's interests in the SPEs’ receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay CNH Industrial's creditors until all obligations of the SPE have been fulfilled or the receivables are removed from the SPE.
Certain securitization trusts are also VIEs and consequently, the VIEs are consolidated since CNH Industrial has both the power to direct the activities that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.
No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to CNH Industrial although CNH Industrial provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivables for which there is a breach of the representations and warranties. Moreover, CNH Industrial does not guarantee any securities issued by the trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup-call option by CNH Industrial in its role as servicer.
Furthermore, factoring transactions may be either with recourse or without recourse; certain without recourse transfers include deferred payment clauses (for example, when the payment by the factor of a minor part of the purchase price is dependent on the total amount collected from the receivables), requiring first loss cover, meaning that the transferor takes priority participation in the losses, or requires a significant exposure to the cash flows arising from the transferred receivables to be retained.

These types of transactions do not qualify for the derecognition of the assets, since the risks and rewards connected with collection are not substantially transferred and, accordingly, the Group continues to recognize the receivables transferred by this means in its consolidated statement of financial position and recognizes a financial liability of the same amount under asset-backed financing.
At September 30, 2022 and December 31, 2021, the carrying amount of such restricted assets included in financing receivables above are the following (in millions):

	Restricted Receivables
	September 30, 2022	December 31, 2021
Retail note and finance lease receivables	$7,393	$6,878
Wholesale receivables	4,154	3,443
Total	$11,547	$10,321
10. INVENTORIES
Inventories as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Raw materials	$2,009	$1,517
Work-in-process	789	570
Finished goods	2,564	2,129
Total inventories	$5,362	$4,216
11. LEASES
Lessee
The Company has mainly operating lease contracts for buildings, plant and machinery, vehicles, IT equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized, on a straight-line basis over the lease term, lease expense of $4 million and $1 million in the three months ended September 30, 2022 and 2021, respectively, and $7 million and $4 million in the nine months ended September 30, 2022 and 2021.
For the three months ended September 30, 2022 and 2021, the Company incurred operating lease expenses of $18 million and $16 million, respectively, and $53 million and $50 million in the nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, the Company has recorded approximately $214 million of right-of-use assets and $215 million of related lease liability included in Other Assets and Other Liabilities, respectively. At September 30, 2022, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 6.0 years and 3.7%, respectively.
During the nine months ended September 30, 2022 and 2021 leased assets obtained in exchange for operating lease obligations were $82 million and $25 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $52 million and $50 million as of September 30, 2022 and 2021, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.

12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Equity method	$280	$286
Cost method	47	47
Total	$327	$333
13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

	Agriculture	Construction	Financial Services	Total
	(in millions)
Balance at January 1, 2022	$3,020	$49	$141	$3,210
Acquisition	43	—	—	43
Foreign currency translation and other	(10)	(8)	(2)	(20)
Balance at September 30, 2022	$3,053	$41	$139	$3,233

Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurs that would indicate it is more likely than not that the fair value of a reporting unit is less than book value. CNH Industrial performed its most recent annual impairment review as of December 31, 2021 and concluded that there was no impairment to goodwill for any of the reporting entities.
The acquisition of Specialty Enterprises LLC (Specialty) during the second quarter of 2022 led to the increase in Goodwill for Agriculture of $43 million. Goodwill related to the acquisition was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period.
The acquisitions of Raven and Sampierana during the fourth quarter of 2021 led to an increase in goodwill for Agriculture and Construction of $1.3 billion and $51 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period. Measurement period adjustments were recorded in the current year that decreased Goodwill by $11 million for Agriculture, primarily related to updates of certain of the valuations.

As of September 30, 2022 and December 31, 2021, the Company’s other intangible assets and related accumulated amortization consisted of the following:

		September 30, 2022			December 31, 2021
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Other intangible assets subject to amortization:
Dealer networks	15	$289	$238	$51	$290	$231	$59
Patents, concessions, licenses and other	5-25	1,946	1,111	835	1,973	1,097	876
		2,235	1,349	886	2,263	1,328	935
Other intangible assets not subject to amortization:
Trademarks		272	—	272	272	—	272
Total Other intangible assets		$2,507	$1,349	$1,158	$2,535	$1,328	$1,207

During the fourth quarter of 2021, the Company recorded $0.5 billion in intangible assets based on the preliminary valuation for the Raven Industries, Inc. and Sampierana S.p.A. acquisitions. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Thus, the intangible assets associated with the acquisitions are subject to adjustment during the measurement period. Measurement period adjustments were recorded in the second quarter that increased other intangibles subject to amortization by $20 million primarily related to updates of certain of the valuations.
CNH Industrial recorded amortization expense of $35 million and $20 million for the three months ended September 30, 2022 and 2021, respectively, and $101 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively.

14. OTHER LIABILITIES
A summary of Other liabilities as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Warranty and campaign programs	$475	$526
Marketing and sales incentive programs	1,372	1,325
Tax payables	351	671
Accrued expenses and deferred income	449	559
Accrued employee benefits	424	544
Lease liabilities	215	196
Legal reserves and other provisions	236	187
Contract reserve	12	12
Contract liabilities	26	20
Restructuring reserve	23	29
Other	455	692
Total	$4,038	$4,761
Warranty and Campaign Programs
CNH Industrial pays for basic warranty and other service action costs. A summary of recorded activity for the three and nine months ended September 30, 2022 and 2021 for the basic warranty and accruals for campaign programs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$484	$526	$526	$507
Current year additions	118	94	303	286
Claims paid	(110)	(95)	(320)	(273)
Currency translation adjustment and other	(17)	(20)	(34)	(15)
Balance at end of period	$475	$505	$475	$505

Restructuring Expense
The Company incurred restructuring expenses of $11 million and $15 million during the three months ended September 30, 2022 and 2021, respectively. The Company incurred restructuring expenses of $19 million and $21 million during the nine months ended September 30, 2022 and 2021, respectively.
15. COMMITMENTS AND CONTINGENCIES
As a global company with a diverse business portfolio, CNH Industrial in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product warranty and defective product claims, product performance, asbestos, personal injury, emissions and/or fuel economy regulatory and contractual issues, competition law and other investigations and environmental claims. The most significant of these matters are described below.
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require CNH Industrial to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurers’ compensation payments and could affect CNH Industrial’s financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, an accrual has been made against CNH Industrial earnings and included in “Other liabilities” on the condensed consolidated balance sheets.
Although the ultimate outcome of legal matters pending against CNH Industrial and its subsidiaries cannot be predicted, CNH Industrial believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on its condensed consolidated financial statements

Environmental
Pursuant to the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes strict and, under certain circumstances, joint and several liability for remediation and liability for natural resource damages, and other federal and state laws that impose similar liabilities, CNH Industrial has received inquiries for information or notices of its potential liability regarding 66 non-owned U.S. sites at which regulated materials allegedly generated by CNH Industrial were released or disposed (“Waste Sites”). Of the Waste Sites, 16 are on the National Priority List (“NPL”) promulgated pursuant to CERCLA. For 60 of the Waste Sites, the monetary amount or extent of the Company’s liability has either been resolved, it has not been named as a potentially responsible party (“PRP”), or its liability is likely de minimis.
Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and settlement agreements can be reopened under certain circumstances, the Company’s potential liability for remediation costs associated with the 66 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, CNH Industrial could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, the financial strength of other PRPs has been considered in the determination of the Company’s potential liability. CNH Industrial believes that the costs associated with the Waste Sites will not have a material effect on the Company’s business, financial position, or results of operations.
The Company is conducting environmental investigatory or remedial activities at certain properties that are currently or were formerly owned and/or operated or that are being decommissioned. The Company believes that the outcome of these activities will not have a material adverse effect on its business, financial position, or results of operations.
The actual costs for environmental matters could differ materially from those costs currently anticipated due to the nature of historical handling and disposal of hazardous substances typical of manufacturing and related operations, the discovery of currently unknown conditions and as a result of more aggressive enforcement by regulatory authorities and changes in existing laws and regulations. As in the past, CNH Industrial plans to continue funding its costs of environmental compliance from operating cash flows.
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of September 30, 2022 and December 31, 2021, environmental reserves of approximately $25 million and $29 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigation
Follow-up on Damages Claims: in 2011 Iveco S.p.A. (“Iveco”), which following the Demerger is a wholly-controlled subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to medium and heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the “Decision”). Following the Decision, the Company, Iveco and Iveco Magirus AG (“IMAG”) have been named as defendant in proceedings across Europe. The consummation of the Demerger will not result in CNH Industrial being excluded from current and future follow-on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. In the event one or more of these judicial proceedings would result (directly or indirectly) in a binding decision against CNH Industrial ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, and where Iveco and IMAG do not comply with such decisions, as a result of various intercompany arrangements, then CNH Industrial will ultimately have recourse against Iveco and IMAG for the reimbursement of the damages effectively paid to such claimants. The extent and outcome of these claims cannot be predicted at this time. The Company believes that the risk of either Iveco or IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote.
FPT Emissions Investigation: on July 22, 2020, a number of FPT Industrial S.p.A.'s offices in Europe were visited by investigators in the context of a request for assistance by the public prosecutors of Frankfurt am Main, Germany and Turin, Italy in relation to alleged noncompliance of two engine models produced by FPT Industrial S.p.A., which is a wholly-controlled subsidiary Iveco Group N.V., installed in certain Ducato (a vehicle distributed by Stellantis N.V.) and Iveco Daily vehicles. In certain instances CNH Industrial and other third parties have also received various requests for compensation by German and Austrian customers on various contractual and tort grounds, including requests for damages resulting from the termination of the purchase contracts, or in the form of requests for an alleged lower residual value of their vehicles as a consequence of the alleged non-compliance with other approval regulations regarding emissions. In certain instances, other customers have brought judicial claims on the same legal and factual bases. While the Company had no role in the design and sale of such engine models and vehicles, the Company cannot predict at this time the extent and outcome of these requests and directly or indirectly related legal proceedings, including customer claims or potential class actions alleging emissions non-compliance. The Company believes that the risk of either FPT Industrial or Iveco Group N.V. defaulting on potential payment obligations arising from such proceedings is remote.

Guarantees
CNH Industrial provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of September 30, 2022 and December 31, 2021 totaling of $19 million and $15 million, respectively.
16. FINANCIAL INSTRUMENTS
The Company may elect to measure financial instruments and certain other items at fair value. This fair value option would be applied on an instrument-by-instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability or firm commitment or, when certain specified reconsideration events occur. The fair value election may not be revoked once made. The Company has not elected the fair value measurement option for eligible items.
Fair-Value Hierarchy
The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available.
Determination of Fair Value
When available, the Company uses quoted market prices to determine fair value and classifies such items in Level 1. In some cases where a market price is not available, the Company will use observable market-based inputs to calculate fair value, in which case the items are classified in Level 2.
If quoted or observable market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters such as interest rates, currency rates, or yield curves. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.
The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, and the key inputs to those models as well as any significant assumptions.
Derivatives
CNH Industrial utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. CNH Industrial does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the condensed consolidated statements of cash flows.
Foreign Exchange Derivatives
CNH Industrial has entered into foreign exchange forward contracts and swaps in order to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. CNH Industrial conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income/(loss) and recognized in earnings when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant in all periods presented.
CNH Industrial also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in “Other, net” and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH Industrial’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s foreign exchange derivatives was $5.7 billion and $8.2 billion at September 30, 2022 and December 31, 2021, respectively.
Interest Rate Derivatives
CNH Industrial has entered into interest rate derivatives (swaps and caps) in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which CNH Industrial recognizes interest expense on the related debt.
Interest rate derivatives that have been designated as fair value hedge relationships have been used by CNH Industrial to mitigate the volatility in the fair value of existing fixed rate bonds and medium-term notes due to changes in floating interest rate benchmarks. Gains and losses on these instruments are recorded in “Interest expense” in the period in which they occur and an offsetting gain or loss is also reflected in “Interest expense” based on changes in the fair value of the debt instrument being hedged due to changes in floating interest rate benchmarks.
CNH Industrial also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH Industrial’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and nine months ended September 30, 2022 and 2021.
All of CNH Industrial’s interest rate derivatives outstanding as of September 30, 2022 and December 31, 2021 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s interest rate derivatives was approximately $6.4 billion and $6.4 billion at September 30, 2022 and December 31, 2021, respectively.
As a result of the reform and replacement of specific benchmark interest rates, uncertainty remains regarding the timing and exact nature of those changes. At September 30, 2022, the notional amount of hedging instruments that could be affected by the reform of benchmark interest rates is $1.3 billion.
Financial Statement Impact of CNH Industrial Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three and nine months ended September 30, 2022 and 2021 (in millions):

		Recognized in Net Income
For the Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2022
Foreign exchange contracts	$(87)
		Net sales	—
		Cost of goods sold	(77)
		Other, net	8
Interest rate contracts	1	Interest expense	8
Total	$(86)		$(61)
2021
Foreign exchange contracts	$27
		Net sales	1
		Cost of goods sold	(9)
		Other, net	—
Interest rate contracts	8	Interest expense	1
Total	$35		$(7)

		Recognized in Net Income
For the Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2022
Foreign exchange contracts	$(248)
		Net sales	2
		Cost of goods sold	(135)
		Other, net	4
Interest rate contracts	41	Interest expense	25
Total	$(207)		$(104)
2021
Foreign exchange contracts	$(54)
		Net sales	(2)
		Cost of goods sold	18
		Other, net	(6)
Interest rate contracts	33	Interest expense	(2)
Total	$(21)		$8

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the nine months ended September 30, 2022 and 2021:

In Millions	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	19	—	19
Net changes in fair value of derivatives	(207)	27	(180)
Net losses reclassified from accumulated other comprehensive income into income	104	(13)	91
Accumulated derivative net losses as of September 30, 2022	$(87)	$—	$(87)

In Millions	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2020	$(5)	$(1)	$(6)
Net changes in fair value of derivatives	(21)	(4)	(25)
Net losses reclassified from accumulated other comprehensive income into income	(8)	—	(8)
Accumulated derivative net losses as of September 30, 2021	$(34)	$(5)	$(39)

The following tables summarize the impact that changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended September 30,
	Classification of Gain (Loss)	2022	2021
Fair Value Hedges
Interest rate derivatives	Interest expense	$(31)	$(6)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$21	$—

		For the Nine Months Ended September 30,
	Classification of Gain (Loss)	2022	2021
Fair Value Hedges
Interest rate derivatives	Interest expense	$(106)	$(28)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(25)	$—

The fair values of CNH Industrial’s derivatives as of September 30, 2022 and December 31, 2021 in the condensed consolidated balance sheets are recorded as follows:

	September 30, 2022		December 31, 2021
in millions of dollars	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	76	Derivative assets	65
Foreign currency contracts	Derivative assets	93	Derivative assets	77
Total derivative assets designated as hedging instruments		169		142
Interest rate contracts	Derivative liabilities	124	Derivative liabilities	28
Foreign currency contracts	Derivative liabilities	192	Derivative liabilities	101
Total derivative liabilities designated as hedging instruments		316		129
Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	70	Derivative assets	11
Foreign currency contracts	Derivative assets	41	Derivative assets	29
Total derivative assets not designated as hedging instruments		111		40
Interest rate contracts	Derivative liabilities	70	Derivative liabilities	12
Foreign currency contracts	Derivative liabilities	26	Derivative liabilities	40
Total derivative liabilities not designated as hedging instruments		96		52
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	Level 1		Level 2		Total
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Assets
Foreign exchange derivatives	$—	$—	$134	$106	$134	$106
Interest rate derivatives	—	—	146	76	146	76
Total Assets	$—	$—	$280	$182	$280	$182
Liabilities
Foreign exchange derivatives	$—	$—	$218	$141	$218	$141
Interest rate derivatives	—	—	194	40	194	40
Total Liabilities	$—	$—	$412	$181	$412	$181

Items Measured at Fair Value on a Non-Recurring Basis
The Company recorded fixed asset write-downs of $17 million related to the suspension of operations in Russia during the nine months ended September 30, 2022.
The following tables present the fair value for nonrecurring Level 3 measurements from impairments recorded in the quarter ended March 31, 2022. No impairments were recorded subsequent to March 31, 2022.

	Fair Value		Losses
	2022	2021	2022	2021
	(in millions)
Property, plant and equipment	$7	$—	$17	$—

The following is a description of the valuation methodologies the Company uses to non-monetary assets at fair value:
Property, plant, and equipment, net: The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the condensed consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financing receivables	$16,901	$16,693	$15,376	$15,605
Debt	$20,922	$20,319	$20,897	$21,091
Financing Receivables
The fair value of financing receivables is based on the discounted values of their related cash flows at current market interest rates and they are classified as a Level 3 fair value measurement.
Debt
All debt is classified as a Level 2 fair value measurement with the exception of bonds issued by CNH Industrial Finance Europe S.A. and bonds issued by CNH Industrial N.V. that are classified as a Level 1 fair value measurement.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest. For more information on derivative instruments, see “Note 16: Financial Instruments”. For more information on pensions and retirement benefit obligations, see “Note 6: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) consisted of the following (in millions):

	Three Months Ended September 30, 2022
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(23)	$13	$(10)
Changes in retirement plans’ funded status	(21)	7	(14)
Foreign currency translation	96	—	96
Share of other comprehensive income (loss) of entities using the equity method	(13)	—	(13)
Other comprehensive income (loss)	$39	$20	$59

	Nine Months Ended September 30, 2022
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(103)	$14	$(89)
Changes in retirement plans’ funded status	(89)	25	(64)
Foreign currency translation	427	—	427
Share of other comprehensive income (loss) of entities using the equity method	(42)	—	(42)
Other comprehensive income (loss)	$193	$39	$232

	Three Months Ended September 30, 2021
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$41	$(1)	$40
Changes in retirement plans’ funded status	15	(2)	13
Foreign currency translation	(34)	—	(34)
Share of other comprehensive income (loss) of entities using the equity method	(46)	—	(46)
Other comprehensive income (loss)	$(24)	$(3)	$(27)

	Nine Months Ended September 30, 2021
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(29)	$(4)	$(33)
Changes in retirement plans’ funded status	(34)	13	(21)
Foreign currency translation	172	—	172
Share of other comprehensive income (loss) of entities using the equity method	(67)	—	(67)
Other comprehensive income (loss)	$42	$9	$51

The changes, net of tax, in each component of accumulated other comprehensive income (loss) consisted of the following (in millions):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance, January 1, 2021	$(6)	$(653)	$(1,884)	$(133)	$(2,676)
Other comprehensive income (loss), before reclassifications	(25)	82	169	(67)	159
Amounts reclassified from other comprehensive income	(8)	(103)	—	—	(111)
Other comprehensive income (loss)*	(33)	(21)	169	(67)	48
Balance, September 30, 2021	$(39)	$(674)	$(1,715)	$(200)	$(2,628)

Balance, January 1, 2022	$2	$(324)	$(1,951)	$(224)	$(2,497)
Other comprehensive income (loss), before reclassifications	(180)	36	428	(42)	242
Amounts reclassified from other comprehensive income	91	(100)	—	—	(9)
Other comprehensive income (loss)*	(89)	(64)	428	(42)	233
Balance, September 30, 2022	$(87)	$(388)	$(1,523)	$(266)	$(2,264)
(*)Excluded from the table above is other comprehensive income (loss) allocated to noncontrolling interests of $1 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Amounts Reclassified from Other Comprehensive Income (Loss)		Amount Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Cash flow hedges	$—	$(1)	$(2)	$2	Net sales
	77	9	135	(18)	Cost of goods sold
	(8)	—	(4)	6	Other, net
	(8)	(1)	(25)	2	Interest expense
	(5)	(1)	(13)	—	Income taxes
	$56	$6	$91	$(8)
Change in retirement plans’ funded status:
Amortization of actuarial losses	$5	$8	$16	$23	*
Amortization of prior service cost	(31)	(34)	(94)	(102)	*
	(8)	(16)	(22)	(24)	Income taxes
	$(34)	$(42)	$(100)	$(103)
Total reclassifications, net of tax	$22	$(36)	$(9)	$(111)
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
18. RELATED PARTY INFORMATION
As of September 30, 2022 CNH Industrial’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. (formerly Fiat Chrysler Automobiles N.V. which, effective January 16, 2021, merged with Peugeot S.A. by means of a cross-border legal merger) and its subsidiaries and affiliates ("Stellantis") and Iveco

Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH Industrial.
As of September 30, 2022, EXOR N.V. held 42.7% of CNH Industrial’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH Industrial’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial as of September 30, 2022. In addition, CNH Industrial engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH Industrial has a significant influence or joint control.
The Company’s Audit Committee reviews and approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of September 30, 2022 and December 31, 2021, among other things, EXOR N.V. managed a portfolio that includes investments in Stellantis, Iveco Group and Ferrari. CNH Industrial did not enter into any significant transactions with EXOR N.V. during the three and nine months ended September 30, 2022 and 2021.
In connection with the establishment of Fiat Industrial (now CNH Industrial) through the demerger from Fiat (which was subsequently merged into Fiat Chrysler Automobiles N.V. which is now Stellantis), the two companies entered into a Master Services Agreement (“Stellantis MSA”) which sets forth the primary terms and conditions pursuant to which the service provider subsidiaries of CNH Industrial and Stellantis provide services to the service receiving subsidiaries. As structured, the applicable service provider and service receiver subsidiaries become parties to the Stellantis MSA through the execution of an Opt-in letter that may contain additional terms and conditions. Pursuant to the Stellantis MSA, service receivers are required to pay to service providers the actual cost of the services plus a negotiated margin. During the nine months ended September 30, 2022 and 2021, Stellantis subsidiaries provided CNH Industrial with administrative services such as accounting, maintenance of plant and equipment, security, information systems and training under the terms and conditions of the Stellantis MSA and the applicable Opt-in letters.
Furthermore, CNH Industrial and Stellantis engage in other minor transactions in the ordinary course of business.
These transactions with Stellantis are reflected in the Company’s condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net sales	$—	$—	$—	$—
Cost of goods sold	$3	$8	$14	$26
Selling, general and administrative expenses	$11	$15	$36	$43

	September 30, 2022	December 31, 2021
	(in millions)
Trade receivables	$—	$—
Trade payables	$13	$20

Transactions with Iveco Group post-Demerger
CNH Industrial and Iveco Group post-Demerger entered into transactions consisting of the sale of engines from Iveco Group to CNH Industrial. Additionally, concurrent with the Demerger, the Companies entered into services contracts in relation to general administrative and specific technical matters, provided by either CNH Industrial to Iveco Group and vice versa as follows:
Master Service Agreements: CNH Industrial and Iveco Group entered into a two-year Master Services Agreement (“MSA”) whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services.
Engine Supply Agreement: in relation to the design and supply of off-road engines from Iveco Group to CNH Industrial post-Demerger, Iveco Group and CNH Industrial entered into a ten-year Engine Supply Agreement (“ESA”) whereby Iveco Group will sell to CNH Industrial post-Demerger diesel, CNG and LNG engines and provide post-sale services.

Financial Service Agreement: in relation to certain financial services activities carried out by either CNH Industrial to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH Industrial and Iveco Group entered into a three-year Master Services Agreement (“FS MSA”), whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers.
The transactions with Iveco Group post-Demerger are reflected in the Condensed Combined Financial Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net sales	$12	$10	$33	$20
Cost of goods sold	$218	$228	$721	$717

	September 30, 2022	December 31, 2021
	(in millions)
Trade receivables	$18	$87
Receivables from Iveco Group N.V.	$224	$—
Trade payables	$173	$181
Payables to Iveco Group N.V.	$95	$502
Transactions with Unconsolidated Subsidiaries and Affiliates
CNH Industrial sells agricultural and construction equipment and provides technical services to unconsolidated subsidiaries and affiliates such as CNH de Mexico SA de CV, Turk Traktor ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc. CNH Industrial also purchases equipment from unconsolidated subsidiaries and affiliates, such as Turk Traktor ve Ziraat Makineleri A.S. These transactions primarily affected revenues, finance and interest income, cost of goods sold, trade receivables and payables, and are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net sales	$79	$94	$301	$306
Cost of goods sold	$138	$117	$382	$348

	September 30, 2022	December 31, 2021
	(in millions)
Trade receivables	$—	$—
Trade payables	$68	$101
At September 30, 2022 and December 31, 2021, CNH Industrial had provided guarantees on commitments of its associated company for an amount of $19 million and $15 million, respectively, related to CNH Industrial Capital Europe S.a.S.
19. SUBSEQUENT EVENTS
On October 14, 2022, CNH Industrial Capital LLC completed its offering of $400 million in aggregate principal amount of 5.450% notes due 2025, with an issue price of 99.349%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in London, England, United Kingdom. Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial” and the “Company” refer to CNH Industrial and its subsidiaries.
The Company has three reportable segments reflecting the three businesses directly managed by CNH Industrial N.V., consisting of: (i) Agriculture, which designs, produces and sells agricultural equipment (ii) Construction, which designs, produces and sells construction equipment, and (iii) Financial Services, which provides financial services to customers acquiring our products. The Company’s worldwide Agriculture and Construction operations as well as corporate functions are collectively referred to as “Industrial Activities.”
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements in this report, as well as our annual report on Form 20-F for the year ended December 31, 2021 ("2021 Annual Report") filed with the U.S. Securities and Exchange Commission (“SEC”). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.
Certain financial information in this report has been presented by geographic area. Beginning January 1, 2022, our geographical regions are: (1) North America; (2) Europe, Middle East and Africa; (3) South America and (4) Asia Pacific. Prior amounts have been conformed to these regions. The geographic designations have the following meanings:
•North America: United States, Canada, and Mexico;
•Europe, Middle East, and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine, Balkans, Russia, Turkey, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the Indian subcontinent) and Oceania
Non-GAAP Financial Measures
CNH Industrial monitors its operations through the use of several non-GAAP financial measures. CNH Industrial’s management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers’ ability to assess CNH Industrial’s financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as to make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP or EU-IFRS and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP or EU-IFRS.
Our primary non-GAAP financial measures are defined as follows:
Adjusted EBIT of Industrial Activities
Adjusted EBIT of Industrial Activities is defined as net income (loss) before: income taxes, Financial Services’ results, Industrial Activities’ interest expenses, net, foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring items. Such non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of on-going operational activities.
Net Cash (Debt) and Net Cash (Debt) of Industrial Activities
Net Cash (Debt) is defined as total debt less: intersegment notes receivable, cash and cash equivalents, restricted cash, other current financial assets (primarily current securities, short-term deposits and investments towards high-credit rating counterparties) and derivative hedging debt. CNH Industrial provides the reconciliation of Net Cash (Debt) to Total (Debt), which is the most directly comparable measure included in the consolidated balance sheets. Due to different sources of cash flows used for the repayment of the debt between Industrial Activities and Financial Services (by cash from operations for Industrial Activities and by collection of financing receivables for Financial Services), management separately evaluates the cash flow performance of Industrial Activities using Net Cash (Debt) of Industrial Activities.

Revenues on a Constant Currency Basis
We discuss the fluctuations in revenues on a constant currency basis by applying the prior-year average exchange rates to current year’s revenue expressed in local currency in order to eliminate the impact of foreign exchange (“FX”) rate fluctuations.
Free Cash Flow of Industrial Activities
Free Cash Flow of Industrial Activities (or Industrial Free Cash Flow) refers to Industrial Activities, only, and is computed as consolidated cash flow from operating activities less: cash flow from operating activities of Financial Services; investments of Industrial Activities in assets sold under operating leases, property, plant and equipment and intangible assets; change in derivatives hedging debt of Industrial Activities; as well as other changes and intersegment eliminations.
A. OPERATING RESULTS
The operations and key financial measures and financial analysis differ significantly for manufacturing and distribution businesses and financial services businesses; therefore, management believes that certain supplemental disclosures are important in understanding of our consolidated operations and financial results. For further information, see “Supplemental Information” within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.
Spin-off of On-Highway Business
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group") and the Iveco Group became a public listed company independent from CNH Industrial, with its common shares trading on the Euronext Milan, a regulated market organized and managed by Borsa Italiana S.p.A. The On-Highway Business' financial results for the periods prior to the Demerger have been reflected in our Condensed Consolidated Statement of Operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the On-Highway Business in the prior year consolidated balance sheet are classified as discontinued operations within Assets Held for Distribution and Liabilities Held for Distribution on the Condensed Consolidated Balance Sheet.
Global Business Conditions
Significant uncertainties, including rising inflation, geopolitical instability, and the war in the Ukraine, continue to create volatility in the global economy. These factors lead to inefficiencies in our manufacturing operations and impact costs. We continue to work to mitigate the impact of these issues in order to meet end-market demand. We will continue to monitor the situation as conditions remain fluid and evolve.
During the first quarter of 2022, CNH Industrial announced it was suspending non-domestic operations in Russia. The Company is supporting its businesses in this market through the continuation of employee salaries and payment of other administrative expenses. As a result of the suspension, the Company evaluated the carrying value of assets held within the Company's Russia operations. Upon completion of the evaluation, during the quarter ended March 31, 2022, the Company recorded charges of $71 million related to asset write downs, financial receivable allowances and a valuation allowance against deferred tax assets. A prolonged war in Ukraine could have further adverse effects on us and our operations in Russia. The Russia-Ukraine conflict and the ensuing sanctions to Russia and Belarus and Russian counter-sanctions have created additional tensions in the commodity markets. The Company has no critical supplier in the affected countries, but prices for certain commodities, including natural gas, might create further volatility.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Consolidated Results of Operations

	Three Months Ended September 30,
	2022	2021
	(in millions)
Revenues:
Net sales	$5,396	$4,336
Finance, interest and other income	485	410
Total Revenues	5,881	4,746
Costs and Expenses:
Cost of goods sold	4,156	3,452
Selling, general and administrative expenses	422	349
Research and development expenses	213	157
Restructuring expenses	11	15
Interest expense	190	127
Other, net	159	124
Total Costs and Expenses	5,151	4,224
Income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries and affiliates	730	522
Income tax (expense)	(192)	(79)
Equity in income of unconsolidated subsidiaries and affiliates	21	17
Net income from continuing operations	559	460
Net income from discontinued operations	—	(131)
Net income	559	329
Net income attributable to noncontrolling interests	3	6
Net income attributable to CNH Industrial N.V.	$556	$323
Revenues
We recorded revenues of $5,881 million for the three months ended September 30, 2022, an increase of 23.9% (up 28.9% on a constant currency basis) compared to the three months ended September 30, 2021. Net sales of Industrial Activities were $5,396 million in the three months ended September 30, 2022, an increase of 24.4% (up 29.7% on a constant currency basis) compared to the three months ended September 30, 2021, due to favorable price realization offsetting adverse currency conversion.
Cost of Goods Sold
Cost of goods sold were $4,156 million for the three months ended September 30, 2022 compared with $3,452 million for the three months ended September 30, 2021. As a percentage of net sales of Industrial Activities, cost of goods sold was 77.0% in the three months ended September 30, 2022 (79.6% for the three months ended September 30, 2021), as a result of pricing, volumes and favorable mix offset by cost escalation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $422 million during the three months ended September 30, 2022 (7.2% of total revenues), up $73 million compared to the three months ended September 30, 2021 (7.4% of total revenues) as expenses returned to more normal levels from the pandemic-affected low levels experienced in the prior year.
Research and Development Expenses
For the three months ended September 30, 2022, research and development expenses were $213 million compared to $157 million for the three months ended September 30, 2021. The expense for the three months ended September 30, 2022 and 2021 was primarily attributable to continued investment in new products, technologies, and digital growth.
Restructuring Expenses
Restructuring expenses for the three months ended September 30, 2022 were $11 million, compared to $15 million for the three months ended September 30, 2021.

Interest Expense
Interest expense was $190 million for the three months ended September 30, 2022 compared to $127 million for the three months ended September 30, 2021. The interest expense attributable to Industrial Activities for the three months ended September 30, 2022, net of interest income and eliminations, was $27 million, compared to $21 million in the three months ended September 30, 2021.
Other, net
Other, net expenses were $159 million for the three months ended September 30, 2022 and included a pre-tax gain of $30 million ($23 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, $14 million ($11 million after-tax) of loss on the sale of Aerostar net of income from the business held for sale during the quarter, separation costs in connection with the spin-off of the On-Highway business of $7 million ($5 million after-tax), and foreign exchange losses of $14 million.
Other, net expenses were $124 million for the three months ended September 30, 2021 and included a pre-tax gain of $30 million ($23 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, separation costs in connection with the spin-off of the On-Highway business of $24 million, and foreign exchange gains of $21 million.
Income Taxes

	Three Months Ended September 30,
	2022	2021
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$730	$522
Income tax (expense)	$(192)	$(79)
Effective tax rate	26.3%	15.1%
Income tax expense for the three months ended September 30, 2022 was $192 million compared to $79 million for the three months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021 were 26.3% and 15.1%, respectively.
Excluding the pre-tax and tax impacts of restructuring charges, the Benefit Modification Amortization, the amortization related to employee benefit changes implemented during 2021, certain operations of Raven Industries, Inc., changes associated with the Company's spin-off of its On-Highway business, and the sale of Raven’s Aerostar Division, the effective tax rate was 26.2% for the three months ended September 30, 2022. Excluding the pre-tax and tax impacts of restructuring charges, the Benefit Modification Amortization, Raven acquisition costs, separation costs in connection with the spin-off of the On-Highway business, and non-cash discrete tax benefits, the effective tax rate was 16.3% for the three months ended September 30, 2021.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $21 million and $17 million for the three months ended September 30, 2022 and 2021, respectively.
Net Income (Loss)
Net income was $559 million for the three months ended September 30, 2022, compared to net income from continuing operations of $460 million for the three months ended September 30, 2021. Net income for the three months ended September 30, 2022 included a pre-tax gain of $30 million ($23 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification offset by $14 million ($11 million after-tax) of loss from the activity of the Raven business held for sale, including the loss on the sale of the Aerostar Division during the quarter, separation costs in connection with the spin-off of the On-Highway business of $7 million ($5 million after-tax) and restructuring expenses of $11 million ($9 million after-tax).
Net income of continuing operations was $460 million for the three months ended September 30, 2021, and included a pre-tax gain of $30 million ($23 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, separation costs in connection with the spin-off of the On-Highway business of $24 million and restructuring expenses of $15 million ($13 million after-tax).

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments.

	Three Months Ended September 30,
	2022	2021	% Change	% Change Excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$4,501	$3,563	26.3%	31.9%
Construction	895	773	15.8%	19.8%
Eliminations and other	—	—
Total Net sales of Industrial Activities	5,396	4,336	24.4%	29.7%
Financial Services	482	405	19.0%	21.1%
Eliminations and other	3	5
Total Revenues	$5,881	$4,746	23.9%	28.9%

	Three Months Ended September 30,
	2022	2021	$ Change	2022 Adj EBIT Margin	2021 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT by segment:
Agriculture	$666	$415	$251	14.8%	11.6%
Construction	24	21	3	2.7%	2.7%
Unallocated items, eliminations and other	(20)	(16)	(4)
Total Adjusted EBIT of Industrial Activities	$670	$420	$250	12.4%	9.7%
Net sales of Industrial Activities were $5,396 million during the three months ended September 30, 2022, an increase of 24.4% compared to the three months ended September 30, 2021 (up 29.7% on a constant currency basis), due to favorable price realization offsetting adverse currency conditions.
Adjusted EBIT of Industrial Activities was $670 million during the three months ended September 30, 2022, compared to an adjusted EBIT of $420 million during the three months ended September 30, 2021. The increase in adjusted EBIT was primarily attributable to year over year increases in both the Agriculture and Construction segments.

Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:
Agriculture Sales—by geographic region

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
North America	$1,718	$1,291	33.1%
Europe, Middle East, and Africa	1,244	1,285	(3.2)%
South America	1,034	625	65.4%
Asia Pacific	505	362	39.5%
Total	$4,501	$3,563	26.3%
Agriculture's net sales totaled $4,501 million in the three months ended September 30, 2022, an increase of 26.3% compared to the three months ended September 30, 2021 (up 31.9% on a constant currency basis). Net sales increased due to favorable price realization and better mix, mostly driven by North America and South America, partially offset by the negative impact of foreign exchange rates.
In North America, industry volume was up 9% year over year for the third quarter for tractors over 140 HP and was down 16% for tractors under 140 HP; combines were up 13%. In Europe, Middle East and Africa ("EMEA"), tractor and combine demand was down 5% and 30%, respectively; combine demand in Europe alone was up 12%. South America tractor demand was up 12% and combine demand was up 20%. Asia Pacific tractor demand was up 8% and combine demand was up 12%.
Adjusted EBIT
Adjusted EBIT was $666 million ($415 million in three months ended September 30, 2021) with adjusted EBIT margin at 14.8% (Adjusted EBIT/revenue). The $251 million increase was driven by favorable price realization and better mix, partially offset by higher selling, general and administrative ("SG&A") costs, higher production and raw material costs, and increased R&D spend.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:
Construction Sales—by geographic region

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
North America	$438	$343	27.7%
Europe, Middle East, and Africa	224	199	12.6%
South America	174	152	14.5%
Asia Pacific	59	79	(25.3)%
Total	$895	$773	15.8%
Construction's net sales totaled $895 million in the three months ended September 30, 2022, an increase of 15.8% compared to the three months ended September 30, 2021 (up 19.8% on a constant currency basis), driven by favorable price realization and contribution from the Sampierana business acquired in December 2021.
Global industry volume for construction equipment decreased in both Heavy and Light sub-segments year over year for the third quarter, with Heavy down 3% and Light down 4%, mostly driven by a 9% decrease in Light and Heavy equipment demand for Asia Pacific, particularly in China. Aggregated demand increased 1% in North America, decreased 5% in EMEA and increased 21% in South America.

Adjusted EBIT
Adjusted EBIT was $24 million in the three months ended September 30, 2022, an increase of $3 million compared to the three months ended September 30, 2021. The improvement was due to favorable volume and mix and positive price realization, partially offset by higher production, freight and raw material costs and increased SG&A spend. Adjusted EBIT margin was 2.7% (Adjusted EBIT/revenue).
Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $482 million in the three months ended September 30, 2022, up 19.0% compared to the three months ended September 30, 2021 (up 21.1% on a constant currency basis), due to favorable volumes in all regions, higher base rates across all regions, mainly in South America, and higher used equipment sales, partially offset by changes in North America product mix.
Net Income
Net income of Financial Services was $86 million in the three months ended September 30, 2022, a decrease of $10 million compared to the three months ended September 30, 2021, primarily due to margin compression in North America, increased SG&A costs, specifically labor costs, and normalized risk costs, partially offset by favorable volumes in all regions and higher recoveries on used equipments sales.
In the third quarter of 2022, retail loan originations, including unconsolidated joint ventures, were $2.5 billion, up $0.1 billion compared to the third quarter of 2021. The managed portfolio (including unconsolidated joint ventures) was $21.2 billion as of September 30, 2022 (of which retail was 70% and wholesale was 30%), up $1.2 billion compared to September 30, 2021 (up $2.4 billion on a constant currency basis).
At September 30, 2022, the receivables balance greater than 30 days past due as a percentage of receivables was 1.3% (1.4% as of September 30, 2021).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure.

	Three Months Ended September 30,
	2022	2021
	(in millions)
Agriculture	$666	$415
Construction	24	21
Unallocated items, eliminations and other	(20)	(16)
Total Adjusted EBIT of Industrial Activities	$670	$420
Financial Services Net Income	86	96
Financial Services Income Taxes	32	31
Interest expense of Industrial Activities, net of interest income and eliminations	(27)	(21)
Foreign exchange gains (losses), net of Industrial Activities	(14)	21
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	35	33
Restructuring expense of Industrial Activities	(11)	(15)
Other discrete items of Industrial Activities(2)	(20)	(26)
Income (loss) before taxes	$751	$539
Income tax (expense) benefit	(192)	(79)
Net income (loss) from discontinued operations	$—	$(131)
Net income (loss)	$559	$329
(1) In the three months ended September 30, 2022, this item includes the pre-tax gain of $30 million as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 modification of a healthcare plan in the U.S. and a pre-tax gain of $6 million as a result of the amortization over 4 years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S. In the three months ended September 30, 2021, this item includes the pre-tax gain of $30 million as a result of the 2018 modification.

(2) In the three months ended September 30, 2022, this item included his item included $7 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and $14 million of loss from the activity of the Raven business held for sale, including the loss on the sale of the Aerostar Division. In the three months ended September 30, 2021, this item included $24 million of separation costs incurred in connection with our spin-off of the Iveco Group Business.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Consolidated Results of Operations

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Revenues:
Net sales	$15,189	$12,808
Finance, interest and other income	1,419	1,208
Total Revenues	16,608	14,016
Costs and Expenses:
Cost of goods sold	11,819	10,064
Selling, general and administrative expenses	1,224	1,023
Research and development expenses	609	453
Restructuring expenses	19	21
Interest expense	490	417
Other, net	490	422
Total Costs and Expenses	14,651	12,400
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	1,957	1,616
Income tax (expense)	(579)	(347)
Equity in income of unconsolidated subsidiaries and affiliates	69	68
Net income from continuing operations	1,447	1,337
Net income from discontinued operations	—	116
Net income	1,447	1,453
Net income attributable to noncontrolling interests	10	32
Net income attributable to CNH Industrial N.V.	$1,437	$1,421
Revenues
We recorded revenues of $16,608 million for the nine months ended September 30, 2022, an increase of 18.5% (up 21.5% on a constant currency basis) compared to the nine months ended September 30, 2021. Net sales of Industrial Activities were $15,189 million in the nine months ended September 30, 2022, an increase of 18.6% (up 21.9% on a constant currency basis) compared to the nine months ended September 30, 2021, due to favorable price realization.
Cost of Goods Sold
Cost of goods sold were $11,819 million for the nine months ended September 30, 2022 compared with $10,064 million for the nine months ended September 30, 2021. As a percentage of net sales of Industrial Activities, cost of goods sold was 77.8% in the nine months ended September 30, 2022 (78.6% for the nine months ended September 30, 2021), as a result of pricing and favorable fixed cost absorption offset by cost escalation. In the nine months ended September 30, 2022 this item includes $34 million of asset write downs as a result of the suspension of non-domestic operations in Russia.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,224 million during the nine months ended September 30, 2022 (7.4% of total revenues), up $201 million compared to the nine months ended September 30, 2021 (7.3% of total revenues) as expenses returned to more normal levels from the pandemic-affected low levels experienced in the prior year. For the nine months ended September 30, 2022, SG&A includes $25 million in write-downs due to the suspension of non-domestic operations in Russia.

Research and Development Expenses
For the nine months ended September 30, 2022, research and development expenses were $609 million compared to $453 million for the nine months ended September 30, 2021. The expense for the nine months ended September 30, 2022 and 2021 was primarily attributable to continued investment in new products, technologies, and digital growth.
Restructuring Expenses
Restructuring expenses for the nine months ended September 30, 2022 were $19 million, compared to $21 million for the nine months ended September 30, 2021.
Interest Expense
Interest expense was $490 million for the nine months ended September 30, 2022 compared to $417 million for the nine months ended September 30, 2021. The interest expense attributable to Industrial Activities for the nine months ended September 30, 2022, net of interest income and eliminations, was $97 million, compared to $92 million for the nine months ended September 30, 2021. In the nine months ended September 30, 2021, interest expense included a charge of $8 million related to the repurchase of €316 million (equivalent to $371 million) of outstanding notes due May 23, 2022 by CNH Industrial Finance Europe S.A.
Other, net
Other, net expenses were $490 million for the nine months ended September 30, 2022 and include a pre-tax gain of $90 million ($68 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, $22 million ($54 million after-tax) of loss on the sale of Raven Engineered Films and Aerostar Divisions net of income from the Raven businesses held for sale during the period, separation costs in connection with the spin-off of the On-Highway business of $13 million ($10 million after-tax), and foreign exchange losses of $14 million.
Other, net expenses were $422 million for the nine months ended September 30, 2021 and includes a pre-tax gain of $90 million ($68 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, separation costs in connection with the spin-off of the On-Highway business of $32 million and foreign exchange gain of $6 million.
Income Taxes

	Nine Months Ended September 30,
	2022	2021
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$1,957	$1,616
Income tax (expense)	$(579)	$(347)
Effective tax rate	29.6%	21.5%
Income tax expense for the nine months ended September 30, 2022 was $579 million compared to $347 million for the nine months ended September 30, 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 29.6% and 21.5%, respectively. The 2022 effective tax rate was negatively impacted by pre-tax losses for which deferred tax assets were not recognized, the de-recognition of certain deferred tax assets, increased charges for unrecognized tax benefits, and a discrete tax charge resulting from the sale of Raven’s Engineered Films Division. The impact from the sale of Raven's Engineered Films Division increased the current period effective tax rate by 170 basis points.
Excluding the pre-tax and tax impacts of restructuring charges, the Benefit Modification Amortization, the amortization related to employee benefit changes implemented during 2021, certain operations of Raven Industries, Inc., charges associated with the Company’s spin-off of its On-Highway business, charges associated with the Company’s Russian operations, and discrete tax charges resulting from the sale of Raven’s Engineered Films Division and Aerostar, the effective tax rate was 26.1% for the nine months ended September 30, 2022. Excluding the pre-tax and tax impacts of restructuring charges, the Benefit Modification Amortization, charges for retiring certain debt, Raven acquisition costs, charges associated with the Company’s spin-off of its On-Highway business, and non-cash discrete tax benefits, the effective tax rate was 21.3% for the nine months ended September 30, 2021.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $69 million and $68 million for the nine months ended September 30, 2022 and 2021, respectively.

Net Income (Loss)
Net income was $1,447 million for the nine months ended September 30, 2022, compared to net income from continuing operations of $1,337 million for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2022 included a pre-tax gain of $90 million ($68 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification offset by $22 million ($54 million after-tax) of loss on the sale of Raven Engineered Films net of income from the Raven businesses held for sale during the quarter, a charge of $71 million related to asset write-downs, financial receivable allowances and valuation allowances on deferred tax assets as a result of the suspension of operations in Russia, separation costs in connection with the spin-off of the On-Highway business of $13 million ($10 million after-tax), and restructuring expenses of $19 million ($14 million after-tax).
Net income of continuing operations was $1,337 million for the nine months ended September 30, 2021, and included a pre-tax gain of $90 million ($68 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, separation costs in connection with the spin-off of the On-Highway business of $32 million and restructuring expenses of $21 million ($17 million).
Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments.

	Nine Months Ended September 30,
	2022	2021	% Change	% Change Excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$12,600	$10,571	19.2%	22.7%
Construction	2,589	2,237	15.7%	18.1%
Eliminations and other	—	—
Total Net sales of Industrial Activities	15,189	12,808	18.6%	21.9%
Financial Services	1,419	1,194	18.8%	19.4%
Eliminations and other	—	14
Total Revenues	$16,608	$14,016	18.5%	21.5%

	Nine Months Ended September 30,
	2022	2021	$ Change	2022 Adj EBIT Margin	2021 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT by segment:
Agriculture	$1,755	$1,396	$359	13.9%	13.2%
Construction	90	70	20	3.5%	3.1%
Unallocated items, eliminations and other	(92)	(81)	(11)
Total Adjusted EBIT of Industrial Activities	$1,753	$1,385	$368	11.5%	10.8%
Net sales of Industrial Activities were $15,189 million during the nine months ended September 30, 2022, an increase of 18.6% compared to the nine months ended September 30, 2021 (up 21.9% on a constant currency basis), due to favorable price realization.
Adjusted EBIT of Industrial Activities was $1,753 million during the nine months ended September 30, 2022, compared to an adjusted EBIT of $1,385 million during the nine months ended September 30, 2021. The increase in adjusted EBIT was primarily attributable to year over year increases in both the Agriculture and Construction segments.

Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:
Agriculture Sales—by geographic region:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
North America	$4,651	$3,637	27.9%
Europe, Middle East, and Africa	3,999	4,257	(6.1)%
South America	2,665	1,587	67.9%
Asia Pacific	1,285	1,090	17.9%
Total	$12,600	$10,571	19.2%
Agriculture's net sales totaled $12,600 million in the nine months ended September 30, 2022, an increase of 19.2% compared to the nine months ended September 30, 2021 (up 22.7% on a constant currency basis). Net sales increased due to improved market share, improved network stock, favorable price realization and better mix, partially offset by the negative impact of foreign exchange rates.
For the nine months ended September 30, 2022, worldwide industry unit sales for tractors were down 3% compared to the nine months ended September 30, 2021, while worldwide industry sales for combines were up 6%. In North America, industry volumes in the over 140 HP tractor market sector were up 6% and combines were up 3%. Industry volumes for under 140 HP tractors in North America were down 14%. European markets were down 5% and 25% for tractors and combines, respectively. In South America, the tractor market increased 9% and the combine market decreased 3%. Asia Pacific markets increased 1% for tractors and increased 29% for combines.
Adjusted EBIT
Adjusted EBIT was $1,755 million in the nine months ended September 30, 2022, an increase of $359 million compared to the nine months ended September 30, 2021. The increase was driven by favorable net pricing and improved sales volume and mix, partially offset by higher SG&A costs and increased R&D spend. Adjusted EBIT margin was 13.9% (13.2% in the nine months ended September 30, 2021) (Adjusted EBIT/revenue).

Construction
Net Sales
The following table shows Construction net sales by geographic region for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:
Construction Sales—by geographic region:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
North America	$1,244	$997	24.8%
Europe, Middle East, and Africa	660	596	10.7%
South America	481	356	35.1%
Asia Pacific	204	288	(29.2)%
Total	$2,589	$2,237	15.7%
Construction's net sales totaled $2,589 million in the nine months ended September 30, 2022, an increase of 15.7% compared to the nine months ended September 30, 2021 (up 18.1% on a constant currency basis), as a result of positive price realization, improved network stocking and contribution from the Sampierana business, partially offset by the negative impact of foreign exchange rates.
Global demand in construction equipment decreased in both Heavy and Light sub-segments, with Heavy down 14% and Light down 12%. Demand was down 1% in North America, flat in Europe and increased 27% in South America. Asia Pacific demand decreased 28%.

Adjusted EBIT
Adjusted EBIT was $90 million in the nine months ended September 30, 2022, an increase of $20 million compared to the nine months ended September 30, 2021. The improvement was due to favorable volume and mix and positive price realization, partially offset by higher costs. Adjusted EBIT margin was 3.5% (Adjusted EBIT/revenue).
Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $1,419 million in the nine months ended September 30, 2022, up 18.8% compared to the nine months ended September 30, 2021 (up 19.4% on a constant currency basis), due to higher used equipment sales, higher base rates across all regions, mainly in South America, and higher volume in all regions, partially offset by changes in product mix in North America. Retail loan and leases originations were up 5.9% due to higher industrial sales.
Net Income
Net income of Financial Services was $263 million in the nine months ended September 30, 2022, an increase of $4 million compared to the nine months ended September 30, 2021, primarily as a result of higher recoveries on used equipment sales, higher base rates in all regions, mainly in South America, and favorable volumes in all regions, partially offset by increased income taxes, increased SG&A, and additional risk costs, including $16 million for domestic Russian receivables.
In the nine months ended September 30, 2022, retail loan originations, including unconsolidated joint ventures, were $7.1 billion, up $0.3 billion compared to the nine months ended September 30, 2021. The managed portfolio, including unconsolidated joint ventures, was $21.2 billion as of September 30, 2022 (of which retail was 70% and wholesale 30%), up $1.2 billion compared to September 30, 2021 (up $2.4 billion on a constant currency basis).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure.

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Agriculture	$1,755	$1,396
Construction	90	70
Unallocated items, eliminations and other	(92)	(81)
Total Adjusted EBIT of Industrial Activities	$1,753	$1,385
Financial Services Net Income	263	259
Financial Services Income Taxes	106	83
Interest expense of Industrial Activities, net of interest income and eliminations	(97)	(92)
Foreign exchange gains (losses), net of Industrial Activities	(14)	6
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	112	102
Restructuring expense of Industrial Activities	(19)	(21)
Other discrete items of Industrial Activities(2)	(78)	(38)
Income (loss) before taxes	$2,026	$1,684
Income tax (expense) benefit	(579)	(347)
Net income (loss) from discontinued operations	$—	$116
Net income (loss)	$1,447	$1,453
(1) In the nine months ended September 30, 2022, this item includes the pre-tax gain of $90 million as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 modification of a healthcare plan in the U.S. and a pre-tax gain of $18 million as a result of the amortization over 4 years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S. In the nine months ended September 30, 2021, this item includes the pre-tax gain of $90 million as a result of the 2018 modification.
(2) In the nine months ended September 30, 2022, this item included his item included $13 million of separation costs incurred in connection with our spin-off of the Iveco Group Business, $22 million of loss from the activity of the two Raven businesses held for sale, including the loss on the sale of the Engineered Films and Aerostar Divisions, and $43 million in asset write downs related to Russian operations. In the nine months ended September 30, 2021, this item includes $32 million of separation costs incurred in connection with our spin-off of the Iveco Group Business.

Supplemental Information
The operations, key financial measures, and financial analysis differ significantly for manufacturing and distribution businesses and financial services businesses; therefore, management believes that certain supplemental disclosures are important in understanding the consolidated operations and financial results of CNH Industrial. This supplemental information does not purport to represent the operations of each group as if each group were to operate on a standalone basis. This supplemental data includes:
Industrial Activities—The financial information captioned “Industrial Activities” reflects the consolidation of all majority-owned subsidiaries except for the Financial Services business.
Financial Services—The financial information captioned “Financial Services” reflects the consolidation or combination of the Financial Services business.

	Statement of Operations
	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Revenues
Net sales	$5,396	$—	$—		$5,396	$4,336	$—	$—		$4,336
Finance, interest and other income	27	482	(24)	(2)	485	16	405	(11)	(2)	410
Total Revenues	$5,423	$482	$(24)		$5,881	$4,352	$405	$(11)		$4,746
Costs and Expenses
Cost of goods sold	$4,156	$—	$—		$4,156	$3,452	$—	$—		$3,452
Selling, general & administrative expenses	377	45	—		422	317	32	—		349
Research and development expenses	213	—	—		213	157	—	—		157
Restructuring expenses	11	—	—		11	15	—	—		15
Interest expense	54	160	(24)	(3)	190	37	101	(11)	(3)	127
Other, net	(3)	162	—		159	(24)	148	—		124
Total Costs and Expenses	$4,808	$367	$(24)		$5,151	$3,954	$281	$(11)		$4,224
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries and affiliates	615	115	—		730	398	124	—		522
Income tax (expense) benefit	(160)	(32)	—		(192)	(48)	(31)	—		(79)
Equity in income of unconsolidated subsidiaries and affiliates	18	3	—		21	14	3	—		17
Net income (loss) from continuing operations	$473	$86	$—		$559	$364	$96	$—		$460
Net income (loss) from discontinued operations	—	—	—		—	(153)	22	—		(131)
Net income (loss)	$473	$86	$—		$559	$211	$118	$—		$329
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of Financial Services' interest income earned from Industrial Activities.
(3) Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Revenues
Net sales	$15,189	$—	$—		$15,189	$12,808	$—	$—		$12,808
Finance, interest and other income	52	1,419	(52)	(2)	1,419	43	1,194	(29)	(2)	1,208
Total Revenues	$15,241	$1,419	$(52)		$16,608	$12,851	$1,194	$(29)		$14,016
Costs and Expenses
Cost of goods sold	$11,819	$—	$—		$11,819	$10,064	$—	$—		$10,064
Selling, general & administrative expenses	1,087	137	—		1,224	936	87	—		1,023
Research and development expenses	609	—	—		609	453	—	—		453
Restructuring expenses	19	—	—		19	21	—	—		21
Interest expense	149	393	(52)	(3)	490	135	311	(29)	(3)	417
Other, net	(41)	531	—		490	(41)	463	—		422
Total Costs and Expenses	$13,642	$1,061	$(52)		$14,651	$11,568	$861	$(29)		$12,400
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated subsidiaries and affiliates	1,599	358	—		1,957	1,283	333	—		1,616
Income tax (expense) benefit	(473)	(106)	—		(579)	(264)	(83)	—		(347)
Equity in income of unconsolidated subsidiaries and affiliates	58	11	—		69	59	9	—		68
Net income (loss) from continuing operations	$1,184	$263	$—		$1,447	$1,078	$259	$—		$1,337
Net income (loss) from discontinued operations	—	—	—		—	67	49	—		116
Net income (loss)	$1,184	$263	$—		$1,447	$1,145	$308	$—		$1,453
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of Financial Services' interest income earned from Industrial Activities.
(3) Eliminations of Industrial Services' interest expense to Financial Services.

	Balance Sheets
	September 30, 2022					December 31, 2021
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2,736	$418	—		$3,154	$4,386	$658	$—		$5,044
Restricted cash	131	529	—		660	128	673	—		801
Trade receivables, net	202	2	(4)	(2)	200	197	1	(6)	(2)	192
Financing receivables, net	601	17,068	(768)	(3)	16,901	199	15,508	(331)	(3)	15,376
Receivables from Iveco Group N.V.	151	73	—		224	—	—	—		—
Inventories, net	5,344	18	—		5,362	4,187	29	—		4,216
Property, plant and equipment, net	1,405	—	—		1,405	1,474	1	—		1,475
Investments in unconsolidated subsidiaries and affiliates	224	103	—		327	227	106	—		333
Equipment under operating leases	29	1,510	—		1,539	30	1,708	—		1,738
Goodwill, net	3,094	139	—		3,233	3,068	142	—		3,210
Other intangible assets, net	1,137	21	—		1,158	1,187	20	—		1,207
Deferred tax assets	347	91	(87)	(4)	351	468	80	(127)	(4)	421
Derivative assets	147	160	(27)	(5)	280	119	77	(14)	(5)	182
Other assets	1,037	81	(68)	(2)	1,050	1,645	81	(51)	(2)	1,675
Assets held for distribution	—	—	—		—	9,814	4,543	(811)		13,546
TOTAL ASSETS	$16,585	$20,213	$(954)		$35,844	$27,129	$23,627	$(1,340)		$49,416
LIABILITIES AND EQUITY
Debt	4,827	16,863	(768)	(3)	20,922	5,485	15,743	(331)	(3)	20,897
Payables from Iveco Group N.V.	6	89	—		95	334	168	—		502
Trade payables	3,165	151	(4)	(2)	3,312	3,353	207	(30)	(2)	3,530
Deferred tax liabilities	3	218	(87)	(4)	134	4	248	(127)	(4)	125
Pension, postretirement and other postemployment benefits	516	6	—		522	669	6	—		675
Derivative liabilities	272	167	(27)	(5)	412	153	42	(14)	(5)	181
Other liabilities	3,594	512	(68)	(2)	4,038	4,247	541	(27)	(2)	4,761
Liabilities held for distribution	—	—	—		—	8,985	3,718	(811)		11,892
TOTAL LIABILITIES	$12,383	$18,006	$(954)		$29,435	$23,230	$20,673	$(1,340)		$42,563
Redeemable noncontrolling interest	52	—	—		52	45	—	—		45
Equity	4,150	2,207	—		6,357	3,854	2,954	—		6,808
TOTAL LIABILITIES AND EQUITY	$16,585	$20,213	$(954)		$35,844	$27,129	$23,627	$(1,340)		$49,416
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(3) Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(4) Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Operating activities:
Net income (loss)	$1,184	$263	$—		$1,447	$1,078	$259	$—		$1,337
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense, net of assets under operating lease	250	2	—		252	217	2	—		219
Depreciation and amortization expense of assets under operating lease	2	153	—		155	1	181	—		182
(Gain) loss from disposal of assets	22	—	—		22	—	—	—		—
Loss on repurchase of notes	—	—	—		—	8	—	—		8
Undistributed income (loss) of unconsolidated subsidiaries	90	(11)	(115)	(2)	(36)	162	(9)	(160)	(2)	(7)
Other non-cash items	87	43	—		130	54	20	—		74
Changes in operating assets and liabilities:
Provisions	(21)	—	—		(21)	59	(2)	—		57
Deferred income taxes	130	(47)	—		83	(7)	—	—		(7)
Trade and financing receivables related to sales, net	73	(1,352)	—	(3)	(1,279)	(6)	12	(3)	(3)	3
Inventories, net	(1,498)	377	—		(1,121)	(1,119)	281	—		(838)
Trade payables	(71)	(57)	8	(3)	(120)	360	(47)	21	(3)	334
Other assets and liabilities	(430)	40	(8)	(3)	(398)	119	11	(18)	(3)	112
Cash flow from operating activities discontinued operation	—	—	—		—	(103)	523	(2)		418
Net cash provided by operating activities	$(182)	$(589)	$(115)		$(886)	$823	$1,231	$(162)		$1,892
Investing activities:
Additions to retail receivables	—	(4,179)	—		(4,179)	—	(3,680)	—		(3,680)
Collections of retail receivables	—	3,342	—		3,342	—	3,297	—		3,297
Proceeds from sale of assets, net of assets sold under operating leases	25	—	—		25	15	—	—		15
Expenditures for property, plant and equipment and intangible assets, net of assets under operating lease	(243)	(2)	—		(245)	(195)	(2)	—		(197)
Expenditures for assets under operating lease	(14)	(354)	—		(368)	(18)	(334)	—		(352)
Other(4)	(424)	238	21		(165)	(742)	(72)	11	(4)	(803)
Cash flow from investing activities discontinued operation	—	—	—		—	113	19	2		134
Net cash used in investing activities	$(656)	$(955)	$21		$(1,590)	$(827)	$(772)	$13		$(1,586)
Financing activities:
Proceeds from long-term debt	—	7,727	—		7,727	60	6,332	—		6,392
Payments of long-term debt	(95)	(6,638)	—		(6,733)	(1,231)	(5,897)	—		(7,128)
Net increase (decrease) in other financial liabilities	156	184	—		340	(92)	(230)	—		(322)
Dividends paid	(416)	(115)	115	(2)	(416)	(184)	(162)	162	(2)	(184)
Other	(116)	21	(21)		(116)	—	13	(13)	(4)	—
Cash flow from financing activities discontinued operation	—	—	—		—	(10)	(440)	—		(450)
Net cash provided by (used in) financing activities	$(471)	$1,179	$94		$802	$(1,457)	$(384)	$149		$(1,692)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(338)	(19)	—		(357)	(300)	(29)	—		(329)
Increase (decrease) in cash and cash equivalents	$(1,647)	$(384)	$—		$(2,031)	$(1,761)	$46	$—		$(1,715)
Cash and cash equivalents, beginning of year	4,514	1,331	—		5,845	8,116	1,513	—		9,629
Cash and cash equivalents, end of period	2,867	947	—		3,814	6,355	1,559	—		7,914
Cash and cash equivalents, end of period, discontinued operation	$—	$—	$—		$—	$510	$210	$—		$720
Cash and cash equivalents, end of period, continuing Operations	$2,867	$947	$—		$3,814	$5,845	$1,349	$—		$7,194

(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash used in operating activities.
(3) This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.
(4) This item includes the elimination of paid in capital from Industrial Activities to Financial Services.

B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in Part 1, Item 5. Operating and Financial Review and Prospects - Application of Critical Accounting Estimates of our 2021 Annual report. There have been no material changes to these estimates.
C. LIQUIDITY AND CAPITAL RESOURCES
The following discussion of liquidity and capital resources principally focuses on our condensed consolidated statement of cash flows and our condensed consolidated statement of financial position. Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH Industrial focuses on cash preservation and leveraging its good access to funding in order to maintain solid financial strength and liquidity.
Cash Flow Analysis
At September 30, 2022, Cash and cash equivalents and Restricted cash were $3,814 million, a decrease of $2,031 million from $5,845 million at December 31, 2021 primarily due to operating activities cash absorption in the period, payment of a dividend, receivables portfolio absorption, and payment to Iveco Group mainly related to the net debt outstanding at December 31, 2021.
At September 30, 2022, Cash and cash equivalents were $3,154 million ($5,044 million at December 31, 2021) and Restricted cash was $660 million ($801 million at December 31, 2021), respectively. Undrawn medium-term unsecured committed facilities were $4,700 million ($5,177 million at December 31, 2021) and other current financial assets were $2 million ($1 million at December 31, 2021). At September 30, 2022, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, other current financial assets, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $8,645 million ($10,521 million at December 31, 2021). At September 30, 2022, this amount also included $129 million net financial receivables from Iveco Group ($502 million net financial payables at December 31, 2021) consisting of net financial receivables mainly towards Financial Services of Iveco Group. At December 31, 2021, the net financial payables amount was mainly due to cash balances deposited by Iveco Group legal entities with CNH Industrial's central treasury, including cash management and /or cash pooling arrangements.
Net Cash from Operating Activities
Cash used by operating activities in the nine months ended September 30, 2022 totaled $886 million and primarily comprised the following elements:
▪$1,447 million net income;
▪plus $407 million in non-cash charges for depreciation and amortization ($252 million excluding equipment on operating leases);
▪plus $130 million in Other non-cash items primarily due to share based payments and write downs of assets under operating leases.
▪less change in provisions of $21 million;
▪less $2,918 million in change in working capital.
In the nine months ended September 30, 2021, cash provided by operating activities of continuing operations was $1,474 million, primarily as a result of $1,337 million related to net income and $401 million in non-cash charges for depreciation partially offset by a $389 million change in working capital.
Net Cash from Investing Activities
Net cash used in investing activities was $1,590 million in the nine months ended September 30, 2022 and was primarily due to payment to Iveco Group of the $502 million debt outstanding with Iveco Group at December 31, 2021, expenditures for assets under operating leases ($368 million), addition to retail receivables ($837 million) partially offset by the proceeds from the sale of Raven Engineered Films division of $350 million.
For the nine months ended September 30, 2021, cash used in investing activities of continuing operations ($1,720 million) was primarily due to expenditures for assets under operating leases ($352 million), additions to retail receivables ($383 million) and other investing activities ($803 million).
Net Cash from Financing Activities
Net cash provided by financing activities was $802 million in the nine months ended September 30, 2022 compared to $1,242 million used in financing activities of continuing operations in the nine months ended September 30, 2021. Net cash provided by and used in financing activities for the nine months ended September 30, 2022 and 2021 was primarily due to the changes in debt and dividends paid.

Debt
Our consolidated debt as at September 30, 2022 and December 31, 2021 is as detailed in the following table:

	Consolidated		Industrial Activities		Financial Services
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Total Debt including Payables to Iveco Group	$21,017	$21,399	$4,833	$5,819	$16,952	$15,911

A summary of total debt as of September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022			December 31, 2021
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
	(in millions)
Total bonds	$4,507	$3,155	$7,662	$5,184	$3,280	$8,464
Asset-backed debt	—	9,057	9,057	—	8,875	8,875
Other debt	137	4,066	4,203	151	3,407	3,558
Intersegment debt	183	585	—	150	181	—
Payables to Iveco Group	6	89	95	334	168	502
Total Debt	$4,833	$16,952	$21,017	$5,819	$15,911	$21,399

A summary of issued bonds outstanding as of September 30, 2022 is as follows:

	Currency	Face value of outstanding bonds (in millions)	Coupon	Maturity	Outstanding amount ($ millions)
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	369	2.875%	May 17, 2023	359
CNH Industrial Finance Europe S.A. (1)	EUR	750	0.000%	April 1, 2024	731
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	634
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	98
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	487
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	585
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	49
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	487
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	49
Other Bonds:
CNH Industrial N.V. (2)	USD	600	4.500%	August 15, 2023	600
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(72)
Total Industrial Activities					$4,507
Financial Services
CNH Industrial Capital Australia Pty Ltd.	AUD	175	2.100%	December 12, 2022	113
CNH Industrial Capital LLC	USD	600	1.950%	July 2, 2023	600
CNH Industrial Capital Argentina SA	USD	31	0.000%	August 31, 2023	31
CNH Industrial Capital LLC	USD	500	4.200%	January 15, 2024	500
CNH Industrial Capital Australia Pty Ltd.	AUD	200	1.750%	July 8, 2024	129
CNH Industrial Capital Australia Pty Ltd.	AUD	50	1.750%	July 8, 2024	32
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	218
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
Hedging effects, bond premium/discount, and unamortized issuance costs					(68)
Total Financial Services					$3,155
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as at September 30, 2022 and December 31, 2021 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable, to Net Debt are shown below:

	Consolidated		Industrial Activities		Financial Services
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Third party debt	$(20,922)	$(20,897)	$(4,644)	$(5,335)	$(16,278)	$(15,562)
Intersegment notes payable	—	—	(183)	(150)	(585)	(181)
Payable to Iveco Group N.V.(4)	(95)	(3,986)	(6)	(3,764)	(89)	(222)
Total Debt(1)	(21,017)	(24,883)	(4,833)	(9,249)	(16,952)	(15,965)
Cash and cash equivalents	3,154	5,044	2,736	4,386	418	658
Restricted cash	660	801	131	128	529	673
Intersegment notes receivable	—	—	585	181	183	150
Receivables from Iveco Group N.V.(4)	224	3,484	151	3,430	73	54
Other current financial assets(2)	2	1	2	1	—	—
Derivatives hedging debt	(44)	(3)	(44)	(3)	—	—
Net Cash (Debt)(3)	$(17,021)	$(15,556)	$(1,272)	$(1,126)	$(15,749)	$(14,430)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $183 million and $150 million as of September 30, 2022 and December 31, 2021, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $585 million and $181 million as of September 30, 2022 and December 31, 2021, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(402) million and $(31) million as of September 30, 2022 and December 31, 2021, respectively.
(4)    For December 31, 2021, this item is shown net on the CNH Industrial balance sheet.
Excluding positive exchange rate differences effect of $1,113 million, Net Debt at September 30, 2022 increased by $2,578 million compared to December 31, 2021, mainly reflecting a Free Cash Flow absorption from Industrial Activities of $(453) million during the nine months and the increase in portfolio receivables of Financial Services of $2,146 million.
The following table shows the change in Net Cash (Debt) of Industrial Activities for the nine months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Net Cash (Debt) of Industrial Activities at beginning of period	$(1,126)	$(893)
Adjusted EBIT of Industrial Activities	1,753	1,385
Depreciation and amortization	250	217
Depreciation of assets under operating leases	2	1
Cash interest and taxes	(511)	(308)
Changes in provisions and similar(1)	294	261
Change in working capital	(1,967)	(656)
Investments in property, plant and equipment, and intangible assets	(243)	(195)
Other changes	(31)	(2)
Free Cash Flow of Industrial Activities	(453)	703
Capital increases and dividends(2)	(532)	(184)
Currency translation differences and other(3)	839	249
Change in Net Cash (Debt) of Industrial Activities	(146)	768
Net Cash (Debt) of Industrial Activities at end of period	$(1,272)	$(125)

(1)    Including other cash flow items related to operating lease.
(2)    In the three and nine months ended September 30, 2022, this item also includes share buy-back transactions.
(3)    In the nine months ended September 30, 2022 this item also includes the proceed of Raven Engineered Films Division for $350 million. In the nine     months ended September 30, 2021, this item also includes the charge of $8 million related to the repurchase of notes.
For the nine months ended September 30, 2022, the Free Cash Flow of Industrial Activities was a negative $453 million primarily due to supply chain constraints and high manufacturing inventories, partially offset by a positive Adjusted EBIT performance.

The following table shows the change in Net cash provided by (used in) Operating Activities to Free Cash Flow of Industrial Activities for the nine months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Net cash provided by (used in) Operating Activities	$(886)	$1,474
Cash flows from Operating Activities of Financial Services net of eliminations	704	(548)
Change in derivatives hedging debt of Industrial Activities and other	17	(8)
Investments in assets sold under operating lease assets of Industrial Activities	(14)	(18)
Investments in property, plant, and equipment, and intangible assets of Industrial Activities	(243)	(195)
Other changes (1)	(31)	(2)
Free Cash Flow of Industrial Activities	$(453)	$703
(1)    This item primarily includes change in intersegment financial receivables and capital increases in intersegment investments.
In March 2019, CNH Industrial signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of 1-year each, exercisable on the first and second anniversary of the signing date. CNH Industrial exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility is now due to mature in March 2026 for €3,950.5 million; the remaining €49.5 million will mature in March 2025.
Available committed unsecured facilities expiring after twelve months amounted to approximately $4.7 billion at September 30, 2022 ($5.2 billion at December 31, 2021). Total committed secured facilities expiring after twelve months amounted to approximately $2.6 billion at September 30, 2022 ($3.9 billion at December 31, 2021, $3.0 billion excluding Iveco Group), of which $0.8 billion was available at September 30, 2022 ($1.1 billion at December 31, 2021, $1.0 billion excluding Iveco Group).
With the strong liquidity position at the end of September 2022 and the demonstrated access to the financial markets, CNH Industrial believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
Please refer to “Note 10: Debt” in our 2021 Annual Report for more information related to our debt and credit facilities.
Contingencies
As a global company with a diverse business portfolio, CNH Industrial is exposed to numerous legal risks, including legal proceedings, claims and governmental investigations, particularly in the areas of product liability (including asbestos-related liability), product performance, emissions and fuel economy, retail and wholesale credit, competition and antitrust law, intellectual property matters (including patent infringement), disputes with dealers and suppliers and service providers, environmental risks, and tax and employment matters. For more information, please refer to the information presented in “Note 15: Commitments and Contingencies” to our condensed consolidated financial statements.
SAFE HARBOR STATEMENT
All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements, including those related to the COVID-19 pandemic, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the continued uncertainties related to the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in connection with the pandemic on our business, our employees, customers and suppliers; supply chain disruptions, including delays caused by mandated shutdowns, industry capacity constraints, material availability, and global logistics delays and constraints; disruption caused by business responses to COVID-19, including remote working arrangements, which may create increased vulnerability to cybersecurity or data privacy incidents; our ability to execute business continuity plans as a result of COVID-19; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, including demand uncertainty caused by COVID-19; general economic conditions in each of our markets, including the significant economic uncertainty and volatility caused by the war in the Ukraine and COVID-19; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH Industrial and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including other pandemics, terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside CNH Industrial’s control. CNH Industrial expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this announcement to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based. Further information concerning CNH Industrial, including factors that potentially could materially affect CNH Industrial’s financial results, is included in CNH Industrial’s reports and filings with the SEC, the Autoriteit Financiële Markten (“AFM”) and Commissione Nazionale per le Società e la Borsa (“CONSOB”).
All future written and oral forward-looking statements by CNH Industrial or persons acting on the behalf of CNH Industrial are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.
Additional factors could cause actual results to differ from those express or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our 2021 Annual Report and subsequent quarterly reports).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See our Part I, Item 11 of our 2021 Annual Report. There has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See “Note 15: Commitments and Contingencies” to our condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
The following updated risks and uncertainties should be considered in conjunction with the main risks and uncertainties identified in our most recent annual report on Form 20-F (Part I, Item 3D). The risks described in the most recent annual report on Form 20-F, and in the "Safe Harbor Statement" within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.
We are exposed to political, economic, trade and other risks beyond our control as a result of operating a global business. We manufacture and sell products and offer services on several continents and in numerous countries around the world, including those experiencing varying degrees of political and economic instability. Given the global nature of our activities, we are exposed to risks associated with international business activities that may increase our costs, impact our ability to manufacture and sell our products and require significant management attention. These risks include:
a.changes in laws, regulations and policies that affect, among other things:
i.import and export duties, controls, and quotas, including as a result of the war in Ukraine;
ii.currency restrictions;
iii.the design, manufacture and sale of our products, including, for example, engine emissions regulations;
iv.interest rates and the availability of credit to our dealers and customers;
v.property, contract rights and intellectual property;
vi.where, to whom, and what type of products may be sold, including new or additional trade or economic sanctions imposed by the U.S., EU or other governmental authorities and supranational organizations (e.g., the United Nations); and
vii.taxes;
b.regulations from changing world organization initiatives and agreements;
c.changes in the dynamics of the industries and markets in which we operate;
d.labor disruptions;
e.disruption in the supply chain of raw materials, including rare materials (that might be more easily the target of sudden cost increases due to a variety of factors, including logistic difficulties, market volatility or political changes), oil, gas, and other energy sources and components (e.g., semiconductors);
f.changes in governmental debt relief and subsidy program policies in certain significant markets, including the Brazilian government discontinuing programs subsidizing interest rates on equipment loans;
g.withdrawal from, or changes to, trade agreements or trade terms, negotiation of new trade agreements and the imposition of new (and retaliatory) tariffs or other administrative restrictions like licenses in certain countries or covering certain products or raw materials or embargoes, including as a result of the war in Ukraine; and
h.war, civil unrest and acts of terrorism.
In recent years, acts of terrorism have occurred around the world, leading to personal safety anxieties and political instability in many countries and, ultimately, an impact on consumers’ confidence. More recently, growing populist and nationalist political movements in several major developed countries, changes in or uncertainty surrounding, global trade policies and other unanticipated changes to the previous geopolitical order may have negative effects on the global economy.
Further, the war in Ukraine, which began in February 2022, has given rise to regional instability and resulted in heightened economic sanctions from, among others, the U.S., EU, Switzerland, UK, and counter-sanctions from Russia. Our business in the Ukraine and Russia has been significantly impacted by the war and the Company has suspended all shipments to Russia. We have experienced, and may continue to experience, risks related to the impact of the war in Ukraine, including restrictions on our ability to do business with certain vendors or suppliers, the ability to repatriate funds from the region, increases in the cost of raw materials and commodities, supply chain and logistics challenges and foreign currency volatility. We also continue to monitor the impact of the sanctions and export controls imposed in the response to the war in Ukraine, including suspension or rationing of gas deliveries from Russia to certain European countries. The situation is rapidly evolving and significant uncertainties regarding the full impact of the war in

Ukraine and the related impacts on the global economy and geopolitical relations, in general and on our business in particular, remain and may be impacted by any or all of the foregoing risks. The war in Ukraine may also heighten other risks disclosed in our Annual Report on Form 20-F for the fiscal year ended December 31, 2021, any of which could have an adverse impact on our business, results of operation, cash flows or financial condition.
There can be no guarantee that we will be able to quickly and completely adapt our business model to changes that could result from the foregoing, and any such changes may have an adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 1, 2022 CNH Industrial N.V. announced the approval of the €100 million share buy-back program. The program involved the intermittent repurchase of up to €100 million of the Company’s common shares and the program concluded on September 14, 2022. On September 19, 2022, CNH Industrial N.V. announced the launch of the first tranche of $50 million share buyback in the framework of its new $300 million share buyback program. The Company’s purchases of its common shares under these programs during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid per Share (€)	Average Price Paid per Share ($)(4)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)(1)
7/1/2022 - 7/31/2022	2,591,541	11.23	11.43	36,253,991
8/1/2022 - 8/31/2022	2,352,640	12.44	12.57	6,681,306
9/1/2022 - 9/30/2022 (2)(3)	1,477,131	11.93	11.82	39,221,618
Total	6,421,312			39,221,618
1) On March 1, 2022, the Company announced a share buyback program which involved the repurchase of up to 100 million Euros worth of the Company’s common shares up until October 14, 2022. On July 28, 2022, the Board of Directors approved a $300 million share buyback program to be launched at the completion of the previous €100 million program announced on March 1, 2022.
2) On September 14, 2022, the €100 million share buyback program concluded.
3) On September 19, 2022, CNH Industrial N.V. launched a first tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this first tranche.
4) Share repurchases are made on Euronext Milan and have been translated from Euros at the exchange rate reported by the European Central Bank on the respective transaction dates.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit Number	Description
3.1
Articles of Association of CNH Industrial N.V., dates September 29, 2013 (Previously filed as Exhibit 1.1 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2014 (File No. 001-36085) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of CNH Industrial NV and Chief Financial Officer of CNH Industrial NV, as required pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosures other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular any warranties or representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt have not been filed. The registrant will furnish copies thereof to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNH INDUSTRIAL N.V.

/s/ SCOTT W. WINE
Scott W. Wine
Chief Executive Officer

/s/ ODDONE INCISA
Oddone Incisa
Chief Financial Officer
November 9, 2022