Form 10-K
period 2022-12-31
CNH Industrial N.V.
filed 2023-02-28
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                 ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate quoted market price of common shares of the registrant held by non-affiliates at June 30, 2022 was approximately $11.3 billion. At January 31, 2023, there were 1,344,240,971 common shares, par value €0.01 per share, of the registrant were outstanding.

CNH INDUSTRIAL N.V.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

PART I
Item 1.    Business
CNH Industrial N.V. qualifies as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934 (the "Exchange Act") and is exempt from filing annual reports on Form 10-K by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. CNH Industrial N.V. has voluntarily elected to file this annual financial report using Form 10-K.
As a Foreign Private Issuer, CNH Industrial N.V. is also exempt from the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.
History and Development of the Company
CNH Industrial N.V. is the company initially formed by the business combination transaction, completed on September 29, 2013, between Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. CNH Industrial N.V. was incorporated on November 23, 2012, as a public limited liability company (naamloze vennootschap) under the laws of the Netherlands. The Company's principal office is located at 25 St. James’s Street, London, England, United Kingdom (telephone number: +44-207-7660-346). Unless otherwise indicated or the context otherwise requires, as used in this annual report, the term "CNH Industrial", "we", "us", "our" or "the Company" refer to CNH Industrial together with its consolidated subsidiaries. CNH Industrial’s agent for U.S. federal securities law purposes is Emily Sturges, c/o CNH Industrial America LLC, 6900 Veterans Boulevard, Burr Ridge, Illinois 60527 (telephone number +1-331-256-0594).
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa; (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•Europe, Middle East, and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Turkey, Uzbekistan, Pakistan, the African continent and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia, and Oceania.
Certain industry and market share information in this Annual Report has been presented on a worldwide basis which includes all countries. In this Annual Report, management estimates of market share information are generally based on retail unit sales data in North America, on registrations of equipment in most of Europe, Brazil, and various other markets, and on retail and shipment unit data collected by a central information bureau appointed by equipment manufacturers associations, including the Association of Equipment Manufacturers in North America, the Committee for European Construction Equipment in Europe, the Associação Nacional dos Fabricantes de Veículos Automotores in Brazil, the Japan Construction Equipment Manufacturers Association, and the Korea Construction Equipment Manufacturers Association, as well as on other shipment data collected by independent service bureaus. Not all agricultural or construction equipment is registered, and registration data may thus underestimate, perhaps substantially, actual retail industry unit sales demand, particularly for local manufacturers in China, Southeast Asia, Eastern Europe, Russia, Turkey, Brazil, and any country where local shipments are not reported.
Iveco Group N.V. Demerger
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
Business Overview
General
CNH Industrial is a leading equipment and services company engaged in the design, production, marketing, sale, and financing of agricultural and construction equipment. We have industrial and financial services companies located in 32 countries and a commercial presence in approximately 170 countries.
Industrial Activities Segments:
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil specializing in tillage and seeding systems; Miller manufacturing application equipment; Kongskilde providing tillage, seeding and hay & forage implements. Further, starting in December 2021, Raven was included in the Agriculture segment bringing a leader in digital agriculture, precision technology and the development of autonomous systems to CNH Industrial.
Construction designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, and compact track loaders. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
Financial Services:
Financial Services offers retail note and lease financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH Industrial brands' dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH Industrial brand dealers and distributors. Further, Financial Services provides trade receivables factoring to CNH Industrial companies. The European operations of CNH Industrial Financial Services are supported by the Iveco Group's Financial Services segment. CNH Industrial Financial Services provides financial services to Iveco Group companies in the North America, South America and Asia Pacific regions.
Consolidated Results - 2022 Compared to 2021
Net sales for the fiscal year 2022 were $23,551 million, up 21% from FY 2021 mainly due to favorable price realization and higher sales volumes within the Agriculture and Construction segments. 2022 consolidated net income was $2,039 million, with diluted earnings per share of $1.49 (net income of $1,801 million in 2021, with diluted earnings per share from continuing operations of $1.32). Gross profit margin of Industrial Activities of 22.0%, (20.7% in 2021) with improvement in both Agriculture and Construction.
Industry Overview
Agriculture
The operators of dairy, livestock and row crop producing farms, as well as independent contractors that provide services to such farms, purchase most agricultural equipment. Row crop farmers typically purchase tractors at the mid-to-upper end of the horsepower ("hp") range, combines and harvesting equipment and crop production equipment. Dairy and livestock farmers typically utilize tractors in the mid-to-lower hp range and crop preparation and crop packaging implements. The key factors influencing sales of agricultural equipment are the level of net farm income and, to a lesser extent, general economic conditions, interest rates and the availability of financing and related subsidy programs, farmland prices and farm debt levels. Net farm income is primarily impacted by the volume of acreage planted, commodity and/or livestock prices and stock levels, crop yields, farm operating expenses (including fuel and fertilizer costs), fluctuations in currency exchange rates, government subsidies, tax incentives and trade policies. The availability, quality, and cost of used equipment for sale affects the level of new equipment sales. Weather conditions are a major determinant of crop yields and crop prices and therefore affect equipment-buying decisions. Global organization initiatives, such as those of the World Trade Organization, also can affect the market acceptance of genetically modified organisms such as seed, feed and animals and climate change and sustainability initiatives.
Demand for agricultural equipment also varies seasonally by region and product, primarily due to differing climates and farming calendars. Peak retail deliveries for tractors and planting, seeding, and application equipment typically occurs in March through June in the Northern hemisphere and in September through December in the Southern hemisphere. Dealers order equipment year-round but harvesting equipment orders in the Northern hemisphere generally increase in the late fall and winter so that the dealers can receive inventory prior to the peak retail selling season, which generally extends from March through June. In the Southern hemisphere, dealers generally order between August and October so they can receive inventory prior to the peak retail-selling season, which extends from November through February. Agriculture's production levels are based upon estimated retail demand, which takes into account, among other things, the timing of dealer shipments, dealer and Company inventory levels, the need to retool manufacturing facilities to produce new or different models, and the efficient use of labor and facilities. However, because production and wholesale shipments adjust throughout the year to take into account the factors described above, sales of agricultural equipment in any given period may not reflect the timing of dealer orders and retail demand for that period. This situation has been emphasized during the recent pandemic and current post-pandemic environment where global supply chains have been disrupted for a series of reasons linked with production not able to match demand and transportation becoming congested with increases in lead times and expenses.
Customer preferences regarding farming practices, and thus product types and features, vary by region. In North America, Australia, Brazil, Argentina and other areas where soil conditions, climate, economic factors and population density allow for intensive mechanized agriculture, farmers generally demand high capacity, sophisticated machines equipped with the most advanced technology. In Europe, where farms are generally smaller in size than those in North America and Australia, there is greater demand for somewhat smaller, yet equally sophisticated, machines. In the developing regions of the world where labor is more abundant and infrastructure, soil conditions and/or climate are not conducive to intensive agriculture, customers generally prefer simpler and easy to use machines with relatively lower acquisition and operating costs. In many developing countries, tractors are the primary type of agricultural equipment used, and much of the agricultural work in such countries that cannot be performed by tractors is carried out by hand. A growing number of part-time farmers, hobby farmers and customers engaged in landscaping, municipality and park maintenance, golf course and roadside mowing in Western Europe and North America prefer relatively simple, low-cost agricultural equipment. Our position as a geographically diversified manufacturer of agricultural equipment and our broad geographic network of dealers allows us to provide customers in each significant market with equipment that meets their specific requirements.
One trend in North American and Western European agricultural industries include a reduction in number but growth in size of farms, supporting increased demand for higher capacity agricultural equipment. In addition, we believe that the use of technology and other precision farming solutions (including the development of autonomously operated equipment) to enhance productivity, profitability and environmental impact are becoming more important in the buyers’ purchasing decision. In South America, India and in other emerging markets, the number of farms is growing, and mechanization is replacing manual labor. In other markets, long-term demographic trends, increasing urbanization, and low level of farm mechanization represent the key drivers of demand for agricultural equipment.
Government farm programs, including the amount and timing of government payments, are a key income driver for farmers raising certain commodity crops in the United States (the "U.S.") and the European Union. The existence of comprehensive subsidies in these agricultural/farm markets reduces the effects of cyclicality in the agricultural equipment business. The existence and extent of subsidies depends largely on the U.S. Farm Bill and programs administered by the United States Department of Agriculture, the Common Agricultural Policy of the European Union and World Trade Organization negotiations. Additionally, the Brazilian government subsidizes the purchase of agricultural equipment through low-rate financing programs administered by the Banco Nacional de Desenvolvimento Economico e Social (“BNDES”). These programs have had over the years a significant influence on sales.
Global demand for renewable fuels increased considerably in recent years driven by consumer preference, government renewable fuel mandates, renewable fuel tax and production incentives. Biofuels, which include fuels such as ethanol and biodiesel, have become one of the most prevalent types of renewable fuels. The primary type of biofuel supported by government mandates and incentives varies by region. North America and Brazil are promoting ethanol first and then biodiesel, while Europe is primarily focused on biodiesel and biomethane.
The demand for biofuels has created an associated demand for agriculturally based feedstocks, which are used to produce biofuels. Currently, most of the ethanol in the U.S. and Europe is extracted from corn, while in Brazil it is extracted from sugar cane. Biodiesel is typically extracted from soybeans and rapeseed oil in the U.S. and Brazil, and from rapeseed and other oil seeds as well as food waste by-products in Europe. The use of corn and soybeans for biofuel has been one of the main factors affecting the supply and demand relationships, as well as the price for these crops. The economic feasibility of biofuels is significantly impacted by the price of oil. As the price of oil falls, biofuels become a less attractive alternative energy source. This relationship will, however, be impacted by government policy and mandates as governments around the world consider ways to combat global warming and avoid potential energy resource issues in the future.
Sustainability has been a focus of CNH Industrial since 2013. During the 2022 United Nations Climate Change Conference, COP27 event in Egypt, there was a continued emphasis on carbon reduction with significant attention on the establishment of a Loss and Damage Fund, which aims to provide financial assistance to nations most vulnerable and impacted by the effects of climate change. With the use of a bio-digester, animal waste and food waste can be processed to produce bio-methane. New Holland developed a Methane Powered Tractor that runs on methane produced on the farm from animal and food waste. Moreover, in 2021 CNH Industrial has invested with a minority equity share participation into the U.K. based technology start-up, Bennamann, which has developed an on-site kit for small-medium size livestock farms to capture and repurpose fugitive methane from their waste and generate bio-methane which could potentially allow a successful implementation of the circular economy.
This approach also improves the sustainability of farmland management practices through minimizing artificial inputs such as manufactured fertilizer, lowering operational costs and reducing pollutants. This concept is intended to contribute to a dairy farm's decarbonization.
The developments in precision agriculture technology are designed to allow farmers to increase yield with reduced input costs in the areas of labor, fertilizer, chemicals and water. Further, with shorter planting and harvesting cycles experienced in recent years, we believe that precision agriculture technology will help drive replacement demand for new farm equipment as this technology is designed to improve farm efficiency.
Construction
The construction equipment market consists of two principal segments: heavy construction equipment (excluding the mining and the specialized forestry equipment markets in which we do not participate), with equipment generally weighing more than 12 metric tons, and light construction equipment, with equipment generally weighing less than 12 metric tons.
In developed markets, customers tend to prefer more sophisticated machines equipped with the latest technology and features to improve operator productivity. In developing markets, customers tend to prefer equipment that is relatively less costly and has greater perceived durability. In North America and Europe, where the hourly cost of machine operators is higher relative to fuel costs and machine depreciation, customers typically emphasize productivity, performance and reliability. In other markets, where the relative cost for machine operators is lower, customers often continue to use equipment after its relative performance and efficiency have begun to diminish.
Customer demand for power and operating capacity does not vary significantly from market to market. However, in many countries, restrictions on equipment weight or dimensions, as well as road regulations or job site constraints can limit demand for larger machines.
Although the demand for new construction equipment tends to decrease during periods of economic stagnation or recession, the aftersales market is historically less volatile than the new equipment market and, therefore, helps limit the impact of declines in new equipment sales on the operating results of full-line manufacturers, such as Construction.
Heavy Construction
Heavy construction equipment typically includes general construction equipment such as large wheel loaders and excavators, and road building and site preparation equipment such as graders, compactors and dozers. Purchasers of heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry-related concerns.
Sales of heavy construction equipment depend on the expected volume of major infrastructure construction and repair projects such as highway, tunnel, dam and harbor projects, which depend on government spending and economic growth. Demand for aggregate mining and quarrying equipment is more closely linked to the general economy and commodity prices, while growing demand for environmental equipment is becoming less sensitive to the economic cycle. In North America, a portion of heavy equipment demand has historically been linked to the development of new housing subdivisions, where the entire infrastructure needs to be created, thus linking demand for both heavy and light construction equipment. The heavy equipment industry generally follows macroeconomic cyclicality, linked to growth in gross domestic product.
Light Construction
Light construction equipment is also known as compact and service equipment, and it includes skid-steer loaders, compact track loaders, tractor loaders, rough terrain forklifts, backhoe loaders, small wheel loaders and excavators. Purchasers of light construction equipment include contractors, residential builders, utilities, road construction companies, rental fleet owners, landscapers, logistics companies, and farmers. The principal factor influencing sales of light construction equipment is the level of residential and commercial construction, remodeling and renovation, which is influenced by interest rates and the availability of financing. Other major factors include the construction of light infrastructure, such as utilities, cabling and piping and maintenance expenditures. The principal use of light construction equipment is to replace relatively high-cost, slower manual work. Product demand in the United States and Europe has generally tended to mirror housing starts, with lags of six to twelve months. In areas where labor is abundant, and the cost of labor is inexpensive relative to other inputs, such as in India, Africa and South America, the light construction equipment market is generally smaller. These regions represent potential areas of growth for light construction equipment in the medium to long-term as labor costs rise relative to the cost of equipment or the supply of labor contracts leading to increased mechanization.
Equipment rental is a significant element of the construction equipment market. Compared to the U.K. and Japan, where there is an established market for long-term equipment rentals as a result of favorable tax treatment, the rental market in North America and

Western Europe (except for the U.K.) consists mainly of short-term rentals of light construction equipment to individuals or small contractors for which the purchase of equipment is not cost effective or that need specialized equipment for specific jobs. In North America, the main rental product has traditionally been the backhoe loader and, in Western Europe, it has been the mini-excavator. As the market has evolved, a greater variety of light and heavy equipment products have become available to rent. In addition, rental companies have allowed contractors to rent machines for longer periods instead of purchasing the equipment, enabling contractors to complete specific job requirements with greater flexibility and cost control. Large, national rental companies can significantly impact the construction equipment market, with purchase volumes being driven by their decisions to increase or decrease the size of their rental fleets based on rental utilization rates.
Seasonal demand for construction equipment fluctuates somewhat less than for agricultural equipment. Nevertheless, in North America and Western Europe, housing construction generally slows during the winter months. North American and European industry retail demand for construction equipment is generally strongest in the second and fourth quarters.
Agricultural and landscaping customers also contribute to a significant portion of the North America light equipment market. In this segment the main applications are related to material handling.
In markets outside of North America, Western Europe and Japan, equipment demand may also be partially satisfied by importing used equipment. Used heavy construction equipment from North America may fulfill demand in the South American market and equipment from Western Europe may be sold to Central and Eastern European, North African and Middle Eastern markets. Used heavy and light equipment from Japan is mostly sold to other Southeast Asian markets, while used excavators from Japan are sold to almost every other market in the world. This flow of used equipment is highly influenced by exchange rates, the weight and dimensions of the equipment and the different local regulations in terms of safety and/or engine emissions.
The construction equipment industry has seen an increase in the use of hydraulic excavators and wheel loaders in earth-moving and material handling applications. In addition, the light equipment sector has grown as more manual labor is being replaced on construction sites by machines with a variety of attachments for specialized applications, such as skid steer loaders, compact track loaders and mini-crawler excavators.
Competition
The Agriculture and Construction equipment industries are highly competitive. We believe that we have many competitive strengths that will enable us to improve our position in markets where we are already well established while we direct additional resources to markets and products with high growth potential.
We compete with: (i) large global full-line equipment manufacturers with a presence in every market and a broad range of products that cover most customer needs, (ii) manufacturers who are product specialists focused on particular industry segments on either a global or regional basis, (iii) regional full-line manufacturers, some of which are expanding worldwide to build a global presence, and (iv) local, low-cost manufacturers in individual markets, particularly in emerging markets such as Eastern Europe, India and China.
Our competitive strengths include well-recognized brands, a full range of competitive products and features, including software, a strong presence, distribution and customer service network. There are multiple factors that influence a buyer’s choice of industrial equipment. These factors include the strength and quality of the distribution network, brand loyalty, product features, quality and performance, availability of a full product range, pricing, technological innovations, product availability, financing terms, parts and warranty programs, resale value and customer service and satisfaction. The ability to meet or exceed applicable engine emissions standards as they take effect is also a key competitive factor, particularly in those markets where such standards are the subject of frequent legislative or regulatory scrutiny and change, such as Europe and North America. Emission regulations are becoming a significant competitive factor at global level with new legislation in India and China. We continually seek to improve in each of these areas but focus primarily on providing high-quality and high-value products and on supporting those products through our dealer networks. Customers’ perceptions of product value in terms of productivity, reliability, digital content, resale value and dealer support are formed over many years. Buyers tend to favor brands based on experience with the product and the dealer.
The efficiency of our manufacturing, logistics and scheduling systems are dependent on forecasts of industry volumes and our anticipated share of industry sales, which is predicated on our ability to compete successfully with others in the marketplace. We compete based on product performance, customer service, quality, innovation and price. The environment is by nature competitive from a pricing standpoint, but we have been able to counter inflationary cost increases with positive price realization. There is no guarantee that we can maintain positive price realization in the future. The ability of our supply chain and manufacturing system to timely deliver finished goods is also critical to meeting customer expectations. Failure to do so might imply losses of market share and competitiveness.
Our main competitors in the agricultural equipment market are Deere & Company, AGCO Corporation, Claas Group, Kubota Tractor Corporation, Argo Tractors S.p.A., and the Same Deutz Fahr Group.

Our principal competitors in the construction equipment market are Caterpillar Inc., Komatsu Ltd., J C Bamford Excavators Ltd., Hitachi Construction Machinery Co, Ltd., Volvo Group, Liebherr Group, Doosan Group, Kubota Tractor Corporation, and Deere & Company.
Products and Markets
Agriculture
To capitalize on customer loyalty to its dealers and its brands, Agriculture’s product lines are sold primarily under the Case IH and New Holland Agriculture brands as well as the STEYR and Kongskilde brands in Europe and the Miller and Flexi-Coil brands, primarily in North America and Australia. Raven primarily operates in North America, Australia, South America and Europe. Certain agricultural equipment products are also sold under Överum (a sub-brand of Kongskilde), K-Line and JF brands. We believe that these brands enjoy high levels of brand identification and loyalty among both customers and dealers.
Although newer generation tractors have a high percentage of common mechanical components, each brand and product remains differentiated by features, color, interior and exterior styling, warranty terms, technology offering, and model designation. Flagship products such as row crop tractors and large combine harvesters may have significantly greater differentiation.
Distinctive features that are specific to a particular brand such as the Supersteer® tractor axle or Twin Rotor combine threshing technology for New Holland, the Case IH tracked four-wheel drive tractor, Quadtrac®, and the front axle mounted hitch for STEYR tractors are examples of certain distinctive features that remain an important part of each brand’s unique identity.
Agriculture’s product lines include tractors, combine harvesters, hay and forage equipment, seeding and planting equipment, and self-propelled sprayers. Our agricultural equipment is sold with a limited warranty that typically runs from one to three years.
Case IH and New Holland Agriculture brands enable their customers to visualize and share in-depth real-time machine and farm operation data within the respective AFS-PLM Farm solution and offer data sharing to a vast number of third party providers at full control of the customer. Agriculture launched AGXTENDTM, focused exclusively on aftermarket precision farming technology solutions. AGXTENDTM is designed to provide our dealers and customers access to innovative and more sustainable productivity enhancing precision farming technologies.
CNH Industrial acquired AgDNA an industry leading Farm Management Information System (FMIS) that automatically collects and analyzes data from equipment manufactured by CNH Industrial and third-party manufacturers. The cloud-based platform analyzes equipment, agronomic and environmental data to deliver actionable insights directly to customers' smartphones and tablets to help them maximize the agronomic performance of their CNH Industrial and other equipment to increase farm profitability.
Raven Industries, Inc., ("Raven") formerly a long-term strategic supplier, was acquired in order to expand our portfolio of precision agriculture technology offerings and to accelerate the development of advanced machine automation and autonomous agriculture technology.
With Raven as part of the Agriculture product portfolio, we now design, manufacture, sell, and service innovative precision agriculture products, autonomous solutions, and information management tools, which are collectively referred to as precision agriculture equipment. Our Precision Agriculture suite of solutions encompass connected platforms, automation solutions and autonomous capabilities. Our technology stack includes satellite guided positioning, telemetric connectivity, automation software, ruggedized sensors and cross validation/machine learning aided by edge and cloud computing. Our connected platforms link farmers to their equipment, dealers, input providers, partners and other advisors enabling real time monitoring of their operations and logistics management capabilities. Our Raven brand offers retrofit solutions to upgrade farmer's existing equipment, resulting in increased productivity and reduced cost across the full fleet of equipment.
Construction
Construction’s product lines are sold primarily under the CASE Construction Equipment and New Holland Construction brands. CASE provides a wide range of products on a global scale, including crawler excavators and mini-excavators. The New Holland Construction brand family also markets a full product line of construction equipment in South America and focuses on light equipment distributed by the Agriculture network in the other regions. In 2021, we completed the acquisition of Sampierana S.p.A., which provides Construction direct control over technology and manufacturing of Mini and Midi Excavators.
Construction's products often share common components to achieve economies of scale in manufacturing, purchasing, and development. Construction differentiates these products based on the relative product value, technology, design concept, productivity, product serviceability, color, and styling to preserve the unique identity of each brand.
Heavy construction equipment product lines include general construction equipment such as large excavators and wheel loaders, and road building and site preparation equipment such as compactors, graders and dozers. Light construction equipment is also known as compact and service equipment, and its product lines include backhoe loaders, skid steer and tracked loaders, mini- and midi-

excavators, and compact wheel loaders. The brands each offer parts and support services for all of their product lines. Our construction equipment is generally sold with a limited warranty that typically runs from one to two years.
We continue to evaluate our Construction business with a view toward increasing efficiencies and profitability as well as evaluating its strategic alliances to improve its position in key markets.
Sales and Distribution
Agriculture and Construction
Agriculture sells and distributes products through dealers that sell either Case IH products, New Holland products or both brands. Case IH has 898 dealers worldwide with more than 2,500 point of sale locations and New Holland has more than 1,800 dealers worldwide and more than 3,700 point of sale locations. Construction sells and distributes products through approximately 420 full-line dealers and distributors with over 1,580 points of sale. Agriculture’s and Construction’s dealers are almost all independently owned and operated. Some Agriculture dealers also sell construction equipment. In the United States, Canada, Mexico, most of Western Europe, Brazil, Argentina, India, China, Thailand, Australia, and South Africa products are generally distributed directly through the independent dealer network. In the rest of the world, products are either sold to independent distributors who then resell to dealers, or to importers who have their own branches to sell product to retail customers.
Consistent with our brand promotion program, we generally seek to have dealers sell a full range of our products. Typically, a dealer is appointed to sell one brand in a specific territory, but depending on market potential, history, capabilities and commitment of the dealer operator, a multi-brand approach is also pursued in some territories. In each region, we seek to optimize our distribution strategy to maximize customer satisfaction and sales while reducing structural costs. This results in two far-reaching networks representing two strong brands with unique identities and strengths to compete against all non-CNH Industrial brands in any given territory.
In larger markets, a trade-in of used equipment typically accompanies the sale of new equipment to end-users. We often provide marketing assistance to our dealers to support the sale of used, trade-in equipment through subsidized financing incentives, inventory carrying cost defrayment, or other methods.
Exclusive, dedicated dealers generally provide a higher level of market penetration. Some dealers may sell complementary products manufactured by other suppliers to complete their product offerings or to satisfy local demand for a particular specialty application or segment.
A strong dealer network with wide geographic coverage is a critical element in the success of Agriculture and Construction. We work to enhance our dealer network through the expansion of our product lines and customer services, including enhanced financial services offerings, and an increased focus on dealer support. To assist dealers in building rewarding relationships with their customers, focused customer satisfaction programs have been introduced and they are expected to incorporate customer input into the relevant product development and service delivery processes.
As the equipment rental business becomes a more significant factor in both the agricultural and construction equipment markets, Agriculture and Construction are facilitating sales of equipment to the local, regional and national rental companies through their dealers as well as by encouraging dealers to develop their own rental activities. A strong dealer service network is required to maintain the rental equipment, and to help ensure that the equipment remains at peak performance levels both during its life as rental equipment and afterward when resold into the used equipment market. Agriculture and Construction have launched several programs to support their dealer service and rental operations, including training, improved dealer standards, financing, and advertising. As the rental market is a capital-intensive sector and sensitive to cyclical variations, we expand such activities gradually, with special attention to managing the resale of rental units into the used equipment market by our dealers, who can utilize this opportunity to improve their customer base and generate additional parts and service business.
We believe that it is generally more cost-effective to distribute our agricultural and construction equipment products through independent dealers, although as of December 31, 2022, we operated two Agriculture and Construction dealerships in North America and six company-owned Agriculture and Construction dealerships in Europe. We also operate with a network of owned dealers for Case IH and the Construction segment in South Africa. We promote a selective dealer development program, in territories with growth potential but underdeveloped representation by our agricultural and construction equipment brands, the program typically involves a transfer of ownership to a qualified operator through a buy-out or private investment after a few years.
Precision Agriculture technology is offered factory fit with our new equipment as well as offered as parts and service for retrofit solutions through our dealer network. The Raven brand is leveraging and expanding their sales through the CNH Industrial dealer network in all the regions but is also distributing through independent dealers and directly to other OEM as factory fit solutions or their parts and service offering.

Pricing and Promotion
The retail price of any piece of equipment is determined by the individual dealer or distributor and generally depends on market conditions, features, options and, potentially, regulatory requirements. Retail transaction prices may differ from the manufacturer-suggested list prices, as a result of different factors (markets' demand, customers' specific requirements, local market conditions, general economic conditions, access to financing, etc.). We sell most of our products and parts to our dealers and distributors at wholesale prices that reflect a discount from the manufacturer-suggested list prices. In the ordinary course of business, we engage in promotional campaigns that may include price incentives or preferential financing terms when a product is sold by a dealer to a final customer.
We regularly advertise our products to the community of farmers, builders, and agricultural and construction contractors, as well as to distributors and dealers in each of our major markets. To reach our target audience, we use a combination of general media, specialized design and trade magazines, the Internet and direct mail. We also regularly participate in major international and national trade shows and engage in co-operative advertising programs with distributors and dealers. The promotion strategy for each brand varies according to the target customers for that brand.
Parts and Services
The quality and timely availability of parts and services are important competitive factors for each of our businesses, as they are significant elements in overall customer satisfaction and important considerations in a customer’s original equipment purchase decision. We supply parts, many of which are proprietary, to support items in the current product line as well as for products we have sold in the past. We also offer personalized aftersales customer assistance programs that provide a wide range of modular and flexible maintenance and repair contracts, as well as warranty extension services, to meet a variety of customers’ needs and to support the equipment’s value over time. Many of our products can have economically productive lives of up to 20 years when properly maintained, and each unit has the potential to produce a long-term parts and services revenue stream for us and our dealers. The technology has allowed us to connect machines with our cloud-based Control Rooms and our dealer service shops get results of analytics blended with the professional knowledge of our products experts. We are increasing the number of connected units supported proactively by Dealer Control Room that leverage service alarms, operators’ insights, predictive repairs and maintenance that enrich a suite of machine and farm data’s.
As of December 31, 2022 we operated and administered 34 parts depots worldwide which support both Agriculture and Construction, either directly, through a joint venture, or through arrangements with warehouse service providers. This network includes 10 parts depots in North America, 7 in Europe, 3 in South America, and 14 in other regions. The network includes 33 parts depots that support Agriculture and 30 that support Construction. These depots supply parts to dealers and distributors, which are responsible for sales to retail customers. Our parts depots and parts delivery systems provide customers with access to substantially all the parts required to support our products.
Research and Development, Patents and Licenses, etc.
Our research, development and engineering personnel design, engineer, manufacture and test new products, components, and systems.
In a continuously and rapidly changing competitive environment, our research and development activities are a vital component in our strategic development. Our research and development activities are designed to accelerate time-to-market while taking advantage of specialization and experience in different markets.
We own a significant number of patents, trade secrets, licenses and trademarks related to our products and services, and that number is expected to grow as our R&D activities continue. We file patent applications in Europe, the U.S. and in other jurisdictions around the world to protect technology and improvements considered important to the business. Certain trademarks contribute to our identity and the recognition of our products and services and are an integral part of our business, and their loss could have a material adverse effect on us.
Agriculture—We are marketing the New Holland, Case IH, STEYR, Raven and Miller brands and logos as the primary brand names for our agriculture products.
Construction—For construction equipment under New Holland, we are marketing the New Holland Construction brand name and trademark. For construction equipment under CASE, we are promoting the CASE Construction brand name and trademark.

Joint Ventures
As part of a strategy to enter and expand in new markets, we are also involved in several commercial and/or manufacturing joint ventures. At December 31, 2022, they included the following:
◦in Japan, we own 50.0% of New Holland HFT Japan Inc. (“HFT”), which distributes our products in Japan. HFT imports and sells the full range of New Holland agricultural equipment;
◦in Pakistan, we own 43.2% of Al Ghazi Tractors Ltd., which manufactures and distributes New Holland tractors;
◦in Turkey, we own 37.5% of TürkTraktör ve Ziraat Makineleri A.S., which manufactures and distributes various models of both New Holland and Case IH tractors;
◦in Mexico, we own 50.0% of CNH de Mexico S.A. de C.V., which manufactures New Holland agricultural equipment and distributes our agricultural equipment through one or more of its wholly-owned subsidiaries.
Suppliers
We purchase materials, parts, components and services from third party suppliers. Our focus on quality improvement, cost reduction, product innovation and production flexibility requires us to rely upon suppliers with a focus on quality, reliability and the ability to provide cost reductions. We view our relationships with suppliers as critical to our operational effectiveness, and in recent years, we have established closer ties with a significantly reduced number of suppliers, selecting those that enjoy a leading position in the relevant markets.
Certain components and parts used in our products are available from a single supplier and cannot be sourced quickly otherwise. The sudden or unexpected interruption in the availability of certain of our suppliers’ raw materials, parts, and components could result in delays in, or increases in the costs of production.
CNH Industrial is committed to growing together with our suppliers to maintain a strong and resilient supply chain; therefore, the company is embarking on a multi-year supply chain transformation under our new strategic sourcing program. The strategic sourcing program is designed to leverage CNH Industrial's long-term relationships with its suppliers to reduce costs and improve overall performance of the supply chain.
Financial Services
Financial Services offers a range of financial products and services to dealers and customers in the various regions in which it operates. Retail financing products primarily include retail notes, finance leases and operating leases to end use customers and revolving charge account financing to purchase parts, service, rentals, implements and attachments from CNH Industrial brand dealers. Wholesale financing consists primarily of dealer floorplan financing as well as the management and purchase of trade receivables from CNH Industrial companies. Dealer floorplan financing gives dealers the ability to maintain a representative inventory of products. In addition, Financial Services provides financing to dealers for used equipment and machines taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a captive finance business, Financial Services is reliant on and supports the operations of Agriculture, Construction, their dealers, and customers.
Financial Services supports the growth of Industrial Activities by developing and structuring financial products with the objective of supporting equipment and parts sales as well as customer loyalty. Financial Services’ strategy is to grow a core financing business to support the sale of our equipment and parts while at the same time maintaining its portfolio credit quality, service levels, operational effectiveness and customer satisfaction. Financial Services also offers products to finance third party equipment and machines sold through our dealer network or within our core businesses. Financed third party equipment include used equipment taken in trade by our dealers or equipment used in conjunction with or attached to our products.
In North America, retail customer and dealer financing activities, which support the sales of Agriculture and Construction, are managed through our wholly-owned financial services companies.
In Europe, the Middle East and Africa, CNH Industrial Capital Europe S.a.S., which is 24.95% owned by CNH Industrial N.V. and accounted for under the equity method, provides retail financing to customers of Agriculture and Construction. Additionally, there are vendor programs with banking partners that provide customer financing to our industrial segments in certain countries.
In Europe, IC Financial Services S.A., a French specialized credit institution, wholly-owned by Iveco Group, manages CNH Industrial dealer financing through a dedicated securitization. CNH Industrial Capital Solutions S.p.A. retains the securitization program's junior notes, and therefore retains substantially all the risks and the benefits of the underlying wholesale receivables.
For South America, retail customer and dealer financing activities are managed through our wholly-owned financial services company, which support the sales of Agriculture and Construction. For retail customer financing in Brazil, Banco CNH Industrial Capital S.A. serves as a lender for funding provided by BNDES, a federally-owned financial institution linked to the Brazilian

Ministry of Development, Industry and Foreign Trade. In Argentina, vendor programs with banking partners are also utilized. CNH Industrial Financial Services serves as a lender for Iveco Group and services the sales of Iveco Group.
In Asia Pacific, CNH Industrial Financial Services supports the sales of Agriculture and Construction by providing retail customer and dealer financing activities in Australia, New Zealand and India, managed through wholly-owned financial services companies. In China, Agriculture dealer financing activities are provided by and managed through a wholly-owned financial services company. CNH Industrial Financial Services serves as a lender for Iveco Group and services the sale of Iveco Group in Australia and New Zealand.
Customer Financing
Financial Services has certain retail underwriting and portfolio management policies and procedures that are specific to Agriculture or Construction. This distinction allows Financial Services to reduce risk by deploying industry-specific expertise in each of these businesses. We provide retail financial products primarily through our dealers, who are trained in the use of the various financial products. Dedicated credit analysis teams perform retail credit underwriting. The terms for financing equipment retail sales typically provide for retention of a security interest in the equipment financed.
Financial Services’ guidelines for minimum down payments for equipment generally range from 5% to 30% of the actual sales price, depending on equipment types, repayment terms, and customer credit quality. Finance charges are sometimes waived for specified periods or reduced on certain equipment sold or leased in advance of the season of use or in connection with other sales promotions. For periods during which finance charges are waived or reduced on the retail notes or leases, Financial Services generally receives compensation from the applicable Industrial Activities segment based on Financial Services’ estimated costs and a targeted return on equity. The cost is recognized as a reduction in net sales for the applicable Industrial Activities segment.
Dealer Financing
Financial Services provides dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have a fixed period of “interest-free” financing to dealers. During the “interest-free” period, the applicable Industrial Activities segment compensates Financial Services based on Financial Services’ estimated costs and a targeted return on equity. The cost is recognized as a reduction in net sales for the applicable Industrial Activities segment. After the expiration of any “interest-free” period, interest is charged to dealers on outstanding balances until Financial Services receives payment in full.
A wholesale underwriting group reviews dealer financial information and payment performance to establish credit lines for each dealer. In setting these credit lines, Financial Services seeks to meet the reasonable requirements of each dealer while managing its exposure to any one dealer. All risk is underwritten and supported by Financial Services. The credit lines are secured by the equipment financed. Dealer credit agreements generally include a requirement to repay individual receivables at the time of the retail sale of the related unit. Financial Services leverages employees, third‑party contractors, and digital technologies like “geo-fencing” to conduct periodic stock audits at individual dealerships to confirm that the financed equipment is maintained in inventory. These audits are unannounced, and their frequency varies by dealer and depends on the dealer’s financial strength, payment history, and prior performance.
Factoring
Financial Services also provides intragroup factoring of trade and other receivables. This activity involves the purchase, without recourse, of receivables of CNH Industrial companies, originating from the Industrial Activities segments, and due from third or related parties.
Sources of Funding
The long-term profitability of Financial Services’ activities largely depends on the cyclical nature of the industries in which we operate, interest rate volatility, and the ability to access funding on competitive terms. Financial Services funds its operations and lending activity through a combination of term receivable securitizations, committed secured and unsecured facilities, uncommitted lines of credit, unsecured bonds, unsecured commercial paper, affiliated financing, and retained earnings. Financial Services’ current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.
Financial Services has periodically accessed the asset-backed securities (“ABS”) markets in the United States, Canada, and Australia, as part of its retail note and wholesale financing programs when those markets offer funding opportunities on competitive terms. Financial Services has also accessed the unsecured bond market in the United States, Canada, Brazil, Argentina and Australia and commercial paper markets in the United States to diversify its funding sources. Financial Services’ ability to access these markets will depend, in part, upon general economic conditions and Financial Services’ financial condition and portfolio performance. These factors can be negatively affected by cyclical swings in the industries in which we operate.

Competition
The financial services industry is highly competitive. Financial Services competes primarily with banks, equipment finance and leasing companies and other financial institutions. Typically, this competition is based upon the financial products and services offered, customer service, financial terms, and interest rates charged. Financial Services’ ability to compete successfully depends upon, among other things, the availability and competitiveness of funding resources, the development of competitive financial products and services, and licensing or other governmental regulations.
Human Capital
All CNH Industrial employees contribute to company performance at different levels and are key to the achievement of business targets and results. The conviction that people are the company’s greatest asset is the baseline principle of the Human Capital Management Guidelines which aim to increase organizational effectiveness. The Company has identified 5 key cultural behaviors which have been cascaded to the entire organization through specific trainings during 2022: Customer First, One Team, Grow Together, Make it Simple, Be the Best. Specific tools have been developed to implement the cultural behaviors which include focus recognitions, story telling and focus feedback. We strongly believe that sharing a common culture will help to retain and attract talent and ultimately allow the Company to be more competitive.
Employees
The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH Industrial’s businesses and its ability to create value over the long-term. CNH Industrial’s business is, by its nature, labor intensive and this is reflected in the high number of Group hourly employees. As of December 31, 2022, CNH Industrial had 40,070 employees including 11,769 employees in the U.S. and Canada. CNH Industrial also retains consultants, independent contractors, and temporary and part-time workers. Approximately 1,000 hourly production employees in the United States were covered by a collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America with an expiration date of May 2, 2026. Additionally, approximately 750 U.S. production employees are covered by a collective bargaining agreement with International Association of Machinists with an expiration date of April 28, 2024. In Canada, a small number of employees are covered by a collective bargaining agreement with the United Steelworkers Local Union No. 5917 that expires on April 15, 2023. In Europe, most employees are covered by collective labor agreements (“CLAs”) stipulated either by a CNH Industrial subsidiary or by the employer association for the specific industry to which the CNH Industrial subsidiary belongs. Outside North America and Europe, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.
Diversity and Inclusion
Our Company is committed to creating a diverse and inclusive environment where all employees feel empowered, engaged, and valued. To progress towards our company’s diversity and inclusion ("D&I") goals, we are carrying out dedicated initiatives around the globe, such as D&I training employee resource groups (ERGs), online forum panel series "Let's Talk"; and partnerships with the Society of Women ENgineers and others.
Code of Conduct
CNH Industrial’s Code of Conduct is one of the pillars of the CNH Industrial corporate governance system, which regulates the decision-making processes and the approach used by the Company and its employees in interacting with all stakeholders. The Code of Conduct summarizes the values the Company recognizes, adheres to, and fosters, in the belief that integrity and fairness are important drivers of long-term value creation and social and economic development.
Employee Health and Safety
CNH Industrial’s approach to occupational health and safety is based on effective preventive and protective measures, implemented both collectively and individually, aimed at minimizing the risk of injury in the workplace. The Company endeavors to ensure optimal working conditions, applying principles of industrial hygiene and ergonomics to processes at organizational and operational level. Its safety management system directly involves employees in identifying and reporting work related hazards and potentially unsafe situations. This approach is intended to promote common, ethical occupational health and safety principles, and enables the achievement of improvement targets using various tools, including training and awareness campaigns. Key areas of focus are pursuit of a zero-accident and zero-injury rate, extension of ISO 45001 certification, and implementation of initiatives to increase employee health and safety awareness via multiple tools (e.g., training courses, corporate Intranet, video tutorials).

Employee Compensation and Benefits
The Company is committed to providing a base pay that, in compliance with local regulations, is competitive with the local market, affordable from a business perspective, and in line with the Company’s achieve and earn philosophy. CNH Industrial has defined a compensation approach that comprises a number of different components. This comprehensive package rewards employees for their contribution to the Company’s results and allows them to share in the business success they help to create. Base salary, benefits, and short and long-term incentives are determined by market-driven benchmarks. Variable compensation is influenced by individual employee contribution, which is evaluated through a performance evaluation program that is deployed throughout the entire organization. The same metrics and methodology are applied in the annual performance assessment of all eligible employees worldwide. Additionally, the Company employs a formal process to monitor the application of its core equity and fairness principles to compensation levels, annual salary reviews, and promotions.
Employee Welfare and Well-being
Employee welfare and well-being initiatives are an important part of the Company’s employee engagement. CNH Industrial offers well-being initiatives in addition to traditional benefits (such as health care), going beyond its legal obligations in the countries where it operates. The aim is to help employees balance their personal commitments through time and money saving initiatives and flexible working arrangements, while cultivating motivation, pride, and a sense of belonging at work through family activities, engagement with the community, and involvement in Company life.
Training and Development
CNH Industrial believes that employee training is key to skill management and development. Training allows sharing operational and business know-how, as well as the Company’s strategy and values.
The Company manages training through a 4-step process: training needs identification, content development, program delivery, and reporting. Ownership of each lies with different corporate functions, depending on which areas of content or expertise need to be improved.
The Training Management Model is business-oriented and therefore closely involves business functions on content areas such as:
•business and job-specific skills
•new business methodologies
•shared tools, languages, soft skills, legal aspects and compliance, ethics, etc.
CNH Industrial manages the overall training process through an Internet-based global learning management system. The Company builds upon segment-specific training programs, believing that the most effective solutions are specifically tailored to individual needs.
Employees are given the opportunity to indicate development and training needs as part of a Performance Management Process, and to propose actions to support their personal development during the year.
Training effectiveness and efficiency are monitored and measured based on the participants’ satisfaction with the initiatives delivered and improvements in their knowledge/skills; in some cases, depending on the learning path, structured followups are provided.
Environmental and Other Regulatory Matters
We engineer, manufacture and sell our products and offer our services around the world, subject to requirements applicable to our products that relate to equipment emissions, product safety and fuel efficiency as well as those applicable to our manufacturing facilities that relate to stack emissions, treatment of waste, water and hazardous materials, prohibitions on soil contamination and worker health and safety. These extensive regional, national and local laws and regulations often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to engines. We have made, and expect that we may additionally make, significant capital and research and development expenditures to comply with these standards now and in the future.
We are conducting environmental investigatory or remedial activities at certain properties that are currently or were formerly, owned and/or operated by us, or which are being decommissioned. We believe that the outcome of these activities will not have a material adverse effect on our business, financial position or results of operations while they will restore environmental conditions.
Our operations and the activities of our employees, contractors and agents around the world are also subject to the laws and regulations of numerous countries, including the United States. These laws and regulations include data privacy requirements, labor relations laws, tax laws, antitrust regulations, prohibitions on payments to governmental officials and others, federal and state environmental regulations, import and trade restrictions and export requirements. Any violations of such law or regulation could also result in prohibitions on our ability to offer our products and services in one or more countries and could have a material adverse effect on our business, results of operations and financial condition.
Our operations globally are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act as well as a range of national anti-corruption and antitrust or competition laws that apply to conduct in a particular jurisdiction. We have implemented a program to promote compliance with these laws and to reduce the likelihood of potential violations. Our compliance program, however, may not in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that may violate the applicable laws or regulations of the jurisdictions in which we operate. Such improper actions could subject us to civil or criminal investigations and monetary, injunctive and other penalties as well as damage claims.
Available Information
Our internet address is www.cnhindustrial.com. Beginning with its October 31, 2022 financial statements, the Company elected to voluntarily file its US GAAP financial statements on Form 10-Q and Form 10-K. We make the following reports filed by us available, free of charge, on our website under the heading “Investor Relation; Regulatory Filings; SEC Filings".
•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K and Form 6-K; and
•agenda and meeting notes for the annual meetings of stockholders.
These reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. We also provide governance and other company information on our website.
None of these materials, including the other materials available on our website, are incorporated by reference into this Annual Report on Form 10-K unless expressly provided.

Item 1A. Risk Factors
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements as they do not relate to historical or current facts and by words such as “believe,” “expect,” “estimate,” “anticipate,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could,” and similar words or expressions.
All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)–Cautionary Note on Forward-Looking Statements,” in this Annual Report on Form 10-K.
The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, including the risks and uncertainties described in the Forward-Looking Statements and notes to the consolidated financial statements beginning on page 133. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of our businesses. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the SEC.

STRATEGIC RISKS
Global economic conditions impact our businesses. Our results of operations and financial position are and will continue to be influenced by macroeconomic factors – including changes in gross domestic product, the level of consumer and business confidence, changes in interest rates, the availability of credit, inflation and deflation, energy prices, and the cost of commodities or other raw materials – which exist in the countries and regions in which we operate. Such macroeconomic factors vary from time to time and their effect on our results of operations and financial position cannot be specifically and singularly assessed and/or isolated.
Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in global mix of regions and countries experiencing economic growth and investment could have an adverse impact on our business, results of operations and financial condition. In a weaker economic environment, dealers and customers may delay or cancel plans to purchase our products and services and may not be able to fulfill their obligations to us in a timely fashion. Our suppliers may also be impacted by economic pressures, which may adversely affect their ability to fulfill their obligations to us or the price or availability of supplies we require. These factors could result in product delays, increased accounts receivable, defaults and inventory challenges. The persistent disparity with respect to the widely varying economic conditions amongst the individual countries of the European Union, and their implications for the Euro, as well as market perceptions concerning these and related issues, have led to further pressure on economic growth and may lead to new periods of economic volatility and recession in the European Union. Similarly, in Brazil and Argentina, macroeconomic conditions remain volatile.
The COVID pandemic, geopolitical instability, including the conflict between Russia and Ukraine, and other global events have significantly increased economic and demand uncertainty. Some of the results of these events include supply chain challenges, inflation, high interest rates, foreign currency exchange volatility, and volatility in global capital markets. Supply chain challenges, including delays caused by shortages of raw materials, shipping containers and labor availability, have increased production costs and impacted our profit margins. Additionally, the cost of raw materials used in our products and the cost of freight have increased due to heightened inflation. These adverse economic events have and may continue to adversely affect the Company’s operations.
We are exposed to political, economic, trade and other risks beyond our control as a result of operating a global business. We manufacture and sell products and offer services in several continents and numerous countries around the world including those experiencing varying degrees of political and economic instability. Given the global nature of our activities, we are exposed to risks associated with international business activities that may increase our costs, impact our ability to manufacture and sell our products and require significant management attention. These risks include:
•changes in laws, regulations and policies that affect, among other things:
–import and export duties and quotas;
–currency restrictions;
–the design, manufacture and sale of our products;
–interest rates and the availability of credit to our dealers and customers;
–where, to whom, and what type of products may be sold, including new or additional trade or economic sanctions imposed by the United States, European Union, the United Kingdom or other governmental authorities and supranational organizations (e.g., the United Nations); and
–taxes;
•regulations from changing world organization initiatives and agreements;
•changes in the dynamics of the industries and markets in which we operate;
•labor disruptions;
•disruption in the supply of raw materials and components (e.g. as a result of pandemics or sanctions), including rare materials (they might be easily subjected to sudden cost increases due to a variety of factors, including speculative measures or unforeseen political changes);
•changes in governmental debt relief and subsidy program policies in certain significant markets, including the Brazilian government discontinuing programs subsidizing interest rates on equipment loans;
•withdrawal from or changes to trade agreements or trade terms, negotiation of new trade agreements and the imposition of new (and retaliatory) tariffs on certain countries or covering certain products and raw materials or embargoes, including developments in U.S.-China trade relations; and
•war, civil unrest and acts of terrorism.

In recent years, acts of terrorism have occurred around the world, leading to personal safety anxieties and political instability in many countries and, ultimately, an impact on consumers’ confidence. More recently, growing populist and nationalist political movements in several major developed countries, changes in or uncertainty surrounding global trade policies and other unanticipated changes to the previous geopolitical order may have negative effects on the global economy.
Further, the war in Ukraine has given rise to regional instability and resulted in heightened sanctions and counter-sanctions. Our business in Ukraine and Russia has been impacted by the war and the Company has suspended all shipments to Russia. We have experienced, and may continue to experience, risks related to the impact of the war in Ukraine, including restrictions on our ability or willingness to do business with certain vendors or suppliers, the ability to repatriate funds from the region, increases in the cost of raw materials and commodities, supply chain and logistics challenges, access to natural gas, higher energy prices and foreign currency volatility. The extent of the impact of the war in Ukraine on the global economy cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein, any of which could have an adverse impact on our business, results of operation, cash flows or financial condition.
There can be no guarantee that we will be able to quickly and completely adapt our business model to changes that could result from the foregoing, and any such changes may have an adverse effect on our business, results of operations and financial condition.
Reduced demand for equipment would reduce our sales and profitability. The agricultural equipment market is influenced by factors such as:
•the general economic conditions and outlook, such as market volatility and rising interest rates;
•the price of agricultural commodities and the ability to competitively export agricultural commodities;
•the cost of farm inputs including the value of land, fertilizers, fuel, labor and other inputs
•the profitability of agricultural enterprises, farmers’ income and their capitalization;
•the demand for food products;
•the availability of stocks from previous harvests; and
•agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates.
In addition, droughts, floods and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating sales orders, could have a negative impact on decisions to buy agricultural equipment and, consequently, on our revenues.
The construction equipment market is influenced by factors such as:
•public infrastructure spending;
•new residential and non-residential construction; and
•capital spending in oil and gas and, to a lesser extent, in mining.
The above factors can significantly influence the demand for agricultural and construction equipment and consequently, our financial results. If demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional charges and our profitability will suffer, including lower fixed costs absorption associated with lower production levels at our plants. Our business may be negatively impacted if we experience excess inventories or if we are unable to adjust on a timely basis our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations.
Competitive activity, or failure by us to respond to actions by our competitors, could adversely affect our results of operations. We operate in highly competitive global and regional markets. Depending on the particular country and product, we compete with other international, regional and local manufacturers and distributors of agricultural and construction equipment. Certain of our global competitors have substantial resources and may be able to provide products and services at little or no profit, or even at a loss, to compete with certain of our product and service offerings. We compete primarily on the basis of product performance, innovation, quality, distribution, customer service, and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays, quality issues, or our failure to price our products competitively could adversely affect our business, results of operations and financial position. Additionally, there has been a trend toward consolidation in the construction equipment industries that has resulted in larger and potentially stronger competitors in those industries. The markets in which we compete are highly competitive in terms of product quality, innovation, pricing, fuel economy, reliability, safety, customer service and financial services offered. Competition, particularly on pricing, has increased significantly in the markets in which we compete. Should we be unable to adapt effectively to market conditions, this could have an adverse effect on our business, results of operations and financial condition.
Changes in government monetary or fiscal policies may negatively impact our results. Most countries where our products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. Some governments have implemented measures designed to slow inflationary pressure in their countries (e.g. higher interest rates, reduced financial assets purchases). Rising interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take further actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition. Government initiatives that are intended to stimulate demand for products sold by us, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, results of operations and financial condition.
Our future performance depends on our ability to innovate and on market acceptance of new or existing products. Our success depends on our ability to maintain or increase our market share in existing markets and to expand into new markets through the development of innovative, high-quality products that provide adequate profitability. We have a strategic plan covering investments in innovation designed to further develop existing, and create new, product and service offerings responsive to customer needs, including developing and delivering connected and digital solutions, automation, electrification and autonomy. Achievement of these objectives is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to design and produce products that meet our customers’ quality, performance and price expectations, our ability to develop connected and digital solutions that improve the profitability and sustainability of customers through their production systems, our ability to develop effective sales, dealer training and marketing programs, and the ability of our dealers to support and service connected and digital solutions and emerging power solutions. Failure to develop and offer innovative products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, mobility and connected services, equipment electrification, fuel cell technology and autonomy, or delays in bringing strategic new products to market, or the inability to adequately protect our intellectual property rights or supply products that meet regulatory requirements, including engine emissions requirements, could result in reduced revenue and market share, which could have a material adverse effect on our business, results of operations and financial condition.
We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position. We own important intellectual property, including patents, trademarks, copyrights and trade secrets. Our intellectual property plays an important role in maintaining our competitive position in the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the intellectual property that we own or license. Despite our controls and safeguards, our technology may be misappropriated by employees, competitors or third parties. The pursuit of remedies for any misappropriation of intellectual property is expensive and the ultimate remedies may be insufficient. Further, in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of our intellectual property is higher notwithstanding the efforts we undertake to protect it. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business, competitive position and results of operations.
We may not realize all of the anticipated benefits from our business initiatives and cost management initiatives. As part of our strategic plan, we are actively engaged in a number of initiatives to strengthen our business and increase our productivity, market positioning, efficiency and cash flow, all of which we expect will have a positive long-term effect on our business, results of operations and financial condition. These initiatives include our enhanced focus on digital, precision farming and alternative propulsion, as well as other initiatives aimed at improving our product portfolio and customer focus. There can be no assurance that these initiatives or others will be beneficial to the extent anticipated, or that the estimated efficiency or cash flow improvements will be realized as anticipated or at all. If these initiatives are not implemented successfully, they could have an adverse effect on our operations. We also expect to take targeted restructuring actions as we continue to optimize our cost structure and improve the efficiency of our operations. In order to complete these actions, we will incur charges. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
We may not be able to realize anticipated benefits from any acquisitions and, further, challenges associated with strategic alliances may have an adverse impact on our results of operations. We have engaged in the past, and may engage in the future, in investments or mergers and acquisitions or enter into, expand or exit from strategic alliances and joint ventures that could involve risks that could prevent us from realizing the expected benefits of the transactions or the achievement of strategic objectives or could divert management’s time and attention. Such risks, many of which are outside our control, include:
▪technological and product synergies, economies of scale and cost reductions not occurring as expected;
▪unexpected liabilities;
▪incompatibility of operating, information or other systems;
▪inability to retain key employees;

▪significant costs associated with terminating or modifying alliances; and
▪problems in retaining customers and integrating operations, services, personnel, and customer bases.
If issues were to arise with respect to an acquisition or the parties to one or more of our joint venture or strategic alliances or other relationships for managerial, financial, or other reasons, or if such strategic alliances or other relationships were terminated, our product lines, businesses, results of operations and financial condition could be adversely affected.
Our business may be affected by climate change, unfavorable weather conditions or other calamities. Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of our agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield.
Temperatures outside normal ranges can cause crop failure or decreased yields and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms, droughts, diseases and pests can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for our agricultural equipment in any given period.
In addition, natural disasters, pandemic illness, acts of terrorism or violence, acts of war, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of parts or component products and disruption and delay in the transport of our products to dealers and customers. If such events occur, our financial results might be negatively impacted. Our existing insurance and risk management arrangements may not protect against all costs that may arise from such events.
Furthermore, the potentially long-term physical impacts of climate change on our facilities, suppliers and customers and therefore on our operations are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for our products and the cost, production, sales and financial performance of our operations.
Regulators in Europe and the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts.
Changes in demand for food and alternative energy sources could impact our revenues. Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven by a growing world population and government policies, including those related to climate change, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for our equipment and result in higher research and development costs related to equipment fuel standards.
International trade policies may impact demand for our products and our competitive position. Government policies on international trade and investment such as sanctions, import quotas, capital controls or tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, may affect the demand for our products, technology and services, impact the competitive position of our products or prevent us from being able to sell products to certain customers or in certain countries. The implementation of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where we sell products and provide services could negatively impact our business, results of operations and financial position. For example, a government’s adoption of trade sanctions or “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.
OPERATIONAL RISKS
We depend on suppliers for raw materials, parts and components. We rely upon many suppliers for raw materials, parts and components that we require to manufacture our products. We cannot guarantee that we will be able to maintain access to raw materials, parts and components, and in some cases, this access may be affected by factors outside of our control and the control of our suppliers. Certain components and parts used in our products are available from a single supplier and cannot be quickly sourced from other suppliers. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole-goods can adversely affect our ability to meet customer demand. For example, during 2022, increases in demand have exacerbated significant disruptions to the global supply chain stemming from the COVID-19 pandemic, which have affected our ability to receive certain materials and components on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints and labor shortages. Global logistics network challenges include ocean freight capacity constraints, international port delays, trucking and chassis shortages, railway and air freight capacity, and labor availability constraints, which have resulted in delays, shortages of key manufacturing components, increased order backlogs, and increased transportation costs. While we diligently monitor our supply chain risk and seek to respond promptly to address supply chain and logistics bottlenecks, there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.
We use a variety of raw materials in our businesses, including steel, aluminum, lead, resin and copper, and precious metals such as platinum, palladium and rhodium. The availability and price of these raw materials fluctuate, particularly during times of economic volatility or regulatory and geopolitical instability or in response to changes in tariffs, and while we seek to manage this exposure, we may not be successful in mitigating these risks. Further, increases in the prices for raw materials have resulted in and could continue to result in significant increases to our costs of production, which could have a material adverse effect on our business, results of operations and financial condition, particularly if we are unable to offset the increased costs through an increase in product pricing.
Our existing operations and expansion plans in emerging markets could entail significant risks. Our ability to grow our businesses depends to an increasing degree on our ability to increase market share and operate profitably worldwide and, in particular, in emerging market countries, such as Brazil, India, China, Argentina and Turkey. In addition, we could increase our use of suppliers located in such countries. Our implementation of these strategies will involve a significant investment of capital and other resources and exposes us to multiple and potentially conflicting cultural practices, business practices and legal requirements that are subject to change, including those related to tariffs, trade barriers, investments, property ownership rights, taxation, and sanction and export control requirements. For example, we may encounter difficulties in obtaining necessary governmental approvals in a timely manner. In addition, we may experience delays and incur significant costs in constructing facilities, establishing supply channels, and commencing manufacturing operations. Further, customers in these markets may not readily accept our products as compared with products manufactured and commercialized by our competitors. The emerging market countries may also be subject to a greater degree of economic and political volatility that could adversely affect our financial position, results of operations and cash flows. Many emerging market economies have experienced slower growth, volatility, and other economic challenges in recent periods and may be subject to a further slowdown in gross domestic product expansion and/or be impacted by domestic political or currency volatility, potential hyperinflationary conditions, and/or increase of public debt.
Dealer equipment sourcing and inventory management decisions could adversely affect our sales. We sell our products primarily through independent dealers and are subject to risks relating to their inventory management decisions and operating and sourcing practices. Our dealers carry inventories of finished products and parts as part of ongoing operations and adjust those inventories based on their assessment of future sales opportunities and market conditions, including the level of used equipment inventory. If our dealers’ inventory levels are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our sales could be negatively impacted through the loss of time-sensitive sales if our dealers do not maintain inventory sufficient to meet customer demand. Further, dealers who carry other products that compete with our products may focus their inventory purchases and sales efforts on goods provided by other suppliers due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, results of operations and financial condition.
Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations. In the ordinary course of business, we are involved in litigation and investigations on a wide range of topics, including securities law in the Netherlands and U.S., dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, product performance, asbestos, personal injury, regulatory and contract issues, indirect tax issues, and environmental claims. The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. We are subject to regulation and oversight by securities regulatory authorities in a number of jurisdictions including the Netherlands, Italy and the United States. In the United States, we recently adopted on a voluntary basis the financial reporting standards and practices applicable to U.S. domestic issuers, which include certain incremental filing and reporting requirements. These additional obligations may increase the cost for ensuring compliance with the applicable reporting requirements and may subject us to an enhanced risk of regulatory investigations and private litigation. The ultimate outcome of these legal matters pending against us is uncertain, and although such legal matters are not expected individually to have a material adverse effect on our financial position or profitability, such legal matters could, in the aggregate, in the event of unfavorable resolutions thereof, have a material adverse effect on our results of operations and financial condition. Furthermore, we could in the future be subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments that exceed our reserves, which could have a material adverse effect on our results of operations and/or financial position. For further information see “Note 14: Commitments and Contingencies” to the consolidated financial statements for the year ended December 31, 2022 for additional information.
A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability. We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our products and from customers of our financial services business, and connectivity services with and among equipment. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers, suppliers and dealers, as well as personally identifiable information of our dealers, customers and employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime pose a significant risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products.
While we actively manage information technology security risks within our control through security measures, business continuity plans and employee training around phishing and other cyber risks, our information technology networks and infrastructure have been and may be vulnerable to intrusion, attacks or disruptions or shutdowns due to attacks by cyber criminals, employee, supplier or dealer error or malfeasance or supply chain compromise.
A failure or breach in security, whether of our systems and networks or those of third parties on which we rely, could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as remediation costs and higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems and data. The amount or scope of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
Security breaches with respect to our products could interfere with our business and our dealers, and/or customers, exposing us to liability that would cause our business and reputation to suffer. Some of our products include connectivity hardware typically used for telematics services and remote system updates. While we have implemented security measures intended to prevent unauthorized access to these products, malicious actors have reportedly attempted, and may attempt in the future, to gain unauthorized access to such products including through such connectivity hardware in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, or gain access to data stored in or generated by the products. Any unauthorized access to or control of our products or systems or any loss of data could result in legal claims against us or government investigations. In addition, reports of unauthorized access to our products, systems, and data, regardless of their veracity, may result in the perception that the products, systems, or data are capable of being hacked, which could harm our brands, prospects, and operating results.
We face risks associated with our employment relationships. In many countries where we operate, our employees are protected by laws and/or collective labor agreements that guarantee them, through local and national representatives, the right of consultation on specific matters, including repurposing, downsizing or closure of production facilities and reductions in personnel. Laws and/or collective labor agreements applicable to us could impair our flexibility in reshaping and/or strategically repositioning our business activities. Therefore, our ability to efficiently deploy personnel or implement permanent or temporary redundancy measures is subject to government approvals and/or the agreement of labor unions where such laws and agreements are applicable. Furthermore, the failure of the Company to successfully renegotiate labor agreements as they expire from time to time led, and could in the future lead, to work interruption or stoppage. Any strike, work stoppage, or other dispute with labor unions distracts management from operating the business, may affect the Company's reputation, could significantly impact the volume of products we manufacture and sell, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the COVID-19 pandemic has resulted in material changes in how and where employees work.
Our ability to execute our strategy is dependent upon our ability to attract, develop and retain qualified personnel. Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction, depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets. In particular, we are dependent on our ability to attract, motivate and retain qualified personnel with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.
COMPLIANCE RISKS
We are subject to increasingly stringent and evolving laws that impose significant compliance costs. We are subject to comprehensive and constantly evolving laws, regulations and policies in numerous jurisdictions around the world. We expect the extent of legal requirements affecting our businesses and our costs of compliance to continue to increase in the future. Such laws govern, among other things, products – with requirements on emissions of polluting gases and particulate matter, increased fuel efficiency and safety becoming increasingly strict – and industrial plants – with requirements for reduced air emissions, treatment of waste and water, and prohibitions on soil contamination also becoming increasingly strict. To comply with such laws, we make significant investments in research and development and capital expenditures and expect to continue to incur substantial costs in the future. Failure to comply with such laws could limit or prohibit our ability to sell our products in a particular jurisdiction, expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. Liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws, including those that may be adopted or imposed in the future, could negatively impact our ability to conduct our operations and our results of operations and financial condition. In addition, there can be no assurance that we will not be adversely affected by costs, liabilities or claims with respect to any subsequently acquired operations.
Further, environmental, health and safety regulations change from time to time, as may related interpretations and other guidance. For example, changes in environmental and climate change laws, including laws relating to engine and equipment emissions, safety regulations, fuel requirements, restricted substances, or greenhouse gas emissions, could lead to new or additional investments in product designs to comply with these regulations. Our internal combustion engines are mainly supplied by FPT S.p.A., a company controlled by Iveco N.V., and compliance with emissions regulations is contractually allocated to our suppliers. Failure of our suppliers to ensure compliance with the applicable regulations may result in our Company be subject to administrative and legal proceedings and other material consequences. Further, we may experience production delays if our suppliers are unable design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet applicable requirements could materially affect our performance.
Changes to existing laws and regulations or changes to how they are interpreted or the implementation of new, more stringent laws or regulations could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. For example, so-called “right to repair” legislation proposals in certain states and at the federal level in the U.S. could require us to provide access to the software code embedded in our products, which, among other harmful consequences, could create product safety issues, compromise engine emissions and performance controls, adversely affect the protection of our intellectual property, and limit our ability to recoup necessary investments in innovation and research and development.
We are subject to extensive laws and regulations, the violation of which could expose CNH Industrial to potential liabilities, increased costs and other adverse effects. Due to the global scope of our operations, we are subject to many laws and regulations that apply to our operations around the world, including the U.S. Foreign Corrupt Practices Act, and the U.K. Bribery Act, as well as a range of national anti-corruption and antitrust or competition laws that apply to conduct in a particular jurisdiction. These anti-corruption laws prohibit improper payments in cash or anything of value to improperly influence third parties to obtain or retain business or gain a business advantage. These laws tend to apply regardless of whether those practices are legal or culturally acceptable in a particular jurisdiction. Over the past several years there has been an increase in the enforcement of anti-corruption and antitrust or competition laws both globally and in particular jurisdictions and we have from time to time been subject to investigations and charges claiming violations of anti-corruption or antitrust or competition laws. We are committed to operating in compliance with all applicable laws, in particular, anti-corruption and antitrust or competition laws. We have implemented a program to promote compliance with these laws and to reduce the likelihood of potential violations. Our compliance program, however, may not in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that may violate the applicable laws or regulations of the jurisdictions in which we operate. Such improper actions could subject us to civil or criminal investigations and monetary, injunctive and other penalties as well as damage claims. Investigations of alleged violations of these laws tend to be expensive and require significant management time and attention, and these investigations of purported violations, as well as any publicity regarding potential violations, could harm our reputation and have a material adverse effect on our business, results of operations and financial position. For further information see "Note 14: Commitments and Contingencies” to the consolidated financial statements at December 31, 2022.

Changes in privacy laws could disrupt our business. The regulatory framework for privacy and data security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personal information and other data as part of our business operations. This data is subject to a variety of U.S. and foreign laws and regulations. For example, the European Union's General Data Protection Regulation imposes more stringent data protection requirements and provides for significant penalties for noncompliance. New privacy laws will continue to come into effect around the world. We may be required to incur significant costs to comply with these and other privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.
New regulations or changes in financial services regulations could adversely impact us. Our Financial Services’ operations are highly regulated by governmental and banking authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S., for example, the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), including its regulations, as well as other efforts at regulatory reform in financial services may substantially affect the origination, servicing, and securitization programs of our Financial Services segment as well as limit the ability of our customers to enter into hedging transaction or finance purchases of our equipment. The Dodd-Frank Act also strengthens the regulatory oversight of these securities and related capital market activities by the SEC and increases the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Future regulations may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.
FINANCIAL AND TAXATION RISKS
Difficulty in obtaining financing or refinancing existing debt could impact our financial performance. Our performance will depend on, among other things, our ability to finance debt repayment obligations and planned investments from operating cash flow, available liquidity, the renewal or refinancing of existing bank loans and/or facilities and access to capital markets or other sources of financing. A decline in revenues could have a negative impact on the cash-generating capacity of our operations. Consequently, we could find ourselves in the position of having to seek additional financing and/or having to refinance existing debt, including in unfavorable market conditions with limited availability of funding and a general increase in funding costs. Instability in global capital markets, including market disruptions, limited liquidity and interest rate and exchange rate volatility, could reduce our access to capital markets or increase the cost of our short and long-term financing. Any difficulty in obtaining financing could have a material adverse effect on our business, results of operations and financial position.
Our ability to access the capital markets or other forms of financing and related costs are highly dependent on, among other things, the credit ratings of CNH Industrial N.V., its subsidiaries, ABS and other debt instruments. Rating agencies may review and revise their ratings from time to time, and any downgrade or other negative action with respect to our credit ratings by one or more rating agencies may increase our cost of capital, potentially limit our access to sources of financing, and have a material adverse effect on our business, results of operations and financial condition.
We are subject to exchange rate fluctuations, interest rate changes and other market risks. We operate in numerous markets worldwide and are exposed to market risks stemming from fluctuations in currency and interest rates, including as a result of changes in monetary or fiscal policies of governmental authorities from time to time. We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, the reporting currency for our Consolidated Financial Statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in other currencies. Those assets, liabilities, expenses and revenues are translated into the U.S. dollar at the applicable exchange rates to prepare our Consolidated Financial Statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items reflected in our Consolidated Financial Statements, even if their value remains unchanged in their original currency. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations and financial condition.
We use various forms of financing to cover the funding requirements of our Industrial Activities and for financing offered to customers and dealers by Financial Services. Financial Services normally implements a matching policy to offset the impact of differences in interest rates on the financed portfolio and related liabilities. Nevertheless, any future changes in interest rates can result in increases or decreases in revenues, finance costs and margins.
Although we seek to manage our currency risk and interest rate risk, including through hedging activities, there can be no assurance that we will be able to do so successfully, and our business, results of operations and financial position could be adversely affected. In addition, by utilizing these instruments, we potentially forego the benefits that may result from favorable fluctuations in currency exchange and interest rates. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” to the consolidated financial statements at December 31, 2022.
We also face risks from currency devaluations. Currency devaluations result in a diminished value of funds denominated in the currency of the country suffering the devaluation.

Because Financial Services provides financing for a significant portion of our sales worldwide, our operations and financial results could be impacted materially should negative economic conditions affect the financial services industry. Negative economic conditions can have an adverse effect on the financial services industry in which Financial Services operates. Financial Services, through wholly-owned financial services companies and joint ventures, provides financing for a significant portion of our sales worldwide. Financial Services may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. Financial Services’ inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on our business. Financial Services’ liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact Financial Services’ write-offs and provision for credit losses. Financial Services may also experience residual value losses that exceed its expectations caused by lower pricing for used equipment and higher than expected equipment returns at lease maturity.
We are subject to interest rate risks and changes in interest rates can reduce demand for equipment, adversely affect the interest margins in our Financial Services segment, and limit access to capital markets while increasing borrowing costs. Rising interest rates could have a dampening effect on overall economic activity as well as on the financial health of our customers, either of which could negatively affect customer demand for our products and services as well as customers’ ability to service any financing provided by our Financial Services segment. In addition, credit market dislocations could have an impact on funding costs, which in turn may make it more difficult for our Financial Services Segment to offer customers competitive financing rates. While we aim to limit the exposure of our net financial assets to changes in prevailing interest rates, interest rates volatility could have an adverse effect on our net interest rate margin -i.e., the difference between the yield we earn on assets and the interest rates we pay. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.
An increase in delinquencies or repossessions could adversely affect the results of Financial Services. Fundamental in the operation of Financial Services is the credit risk associated with its customers/borrowers. The creditworthiness of each customer, rates of delinquency and default, repossessions and net losses on loans to customers are impacted by many factors, including: relevant industry and general economic conditions; the availability of capital; the terms and conditions applicable to extensions of credit; the experience and skills of the customer’s management team; commodity prices; political events, including government mandated moratoria on payments; weather; and the value of the collateral securing the extension of credit. An increase in delinquencies or defaults, or a reduction in repossessions could have an adverse impact on the performance of Financial Services and our earnings and cash flows. In addition, although Financial Services evaluates and adjusts its allowance for credit losses related to past due or non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the customers' financial health could change the timing and level of payments received and thus necessitate an increase in Financial Services’ reserves for estimated losses, which could have a material adverse effect on Financial Services’ and our results of operations and cash flows.
We may be exposed to shortfalls in our pension plans. At December 31, 2022, the funded status for our defined benefit pension, healthcare and other post-employment benefit plans was a deficit of $408 million. The funded status is subject to many factors, as discussed in “Management's Discussion and Analysis of Financial Conditions and Results of Operation—Critical Accounting Estimates—Pension and Other Post-employment Benefits,” as well as “Note 12: Employee Benefit Plans and Postretirement Benefits” to the consolidated financial statements for the year ended December 31, 2022.
To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flows from operations and other sources to pay our obligations as they become due. In addition, since the assets that currently fund these obligations are primarily invested in debt instruments and equity securities, the value of these assets is subject to changes due to market fluctuations.
We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility. As of December 31, 2022, we had an aggregate of $22,962 million (including $18,941 million relating to Financial Services’ activities) of consolidated gross indebtedness, and our equity was $6,927 million, including non-controlling interests. The extent of our indebtedness could have important consequences on our operations and financial results, including:
▪we may not be able to secure additional funds for working capital, capital expenditures, debt service requirements or general corporate purposes;
▪we may need to use a portion of our projected future cash flow from operations to pay principal and interest on our indebtedness, which may reduce the amount of funds available to us for other purposes;
▪we may be more financially leveraged than some of our competitors, which could put us at a competitive disadvantage;
▪we may not be able to invest in the development or introduction of new products or new business opportunities;
▪our future cash flow may be exposed to the risk of interest rate volatility (see above);

▪we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable to a downturn in general economic conditions; and
▪we may not be able to access the capital markets on favorable terms, which may adversely affect our ability to provide competitive retail and wholesale financing programs.
These risks are exacerbated by the ongoing volatility in the financial markets, in part resulting from perceived strains on the finances and creditworthiness of several governments and financial institutions, particularly in the European Union and South America, and from continued concerns about global economic growth, particularly in emerging markets.
Further, due to the cessation of the London Interbank Offered Rate (“LIBOR”), the Company has entered into financial transactions such as credit agreements and certain derivative transactions that use the relevant new benchmark rates. These new benchmark rates are calculated differently from LIBOR and have inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. The full effects of the transition to these new benchmark rates remain uncertain.
Restrictive covenants in our debt agreements could limit our financial and operating flexibility. The agreements governing our outstanding debt securities and other credit agreements to which we are a party from time to time contain, or may contain, covenants that restrict our ability to, among other things:
▪incur additional indebtedness by certain subsidiaries;
▪make certain investments;
▪enter into certain types of transactions with affiliates;
▪sell or acquire certain assets or merge with or into other companies; and/or
▪use assets as security in other transactions.
Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations, and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNH Industrial’s credit ratings or those of one or more of its subsidiaries. For further information, see “Note 10: Debt” to the consolidated financial statements for the year ended December 31, 2022 for additional information.
CNH Industrial N.V. operates and will continue to operate, as a company that is resident in the U.K. for tax purposes; other tax authorities may treat CNH Industrial N.V. as being tax resident elsewhere. CNH Industrial N.V. is not incorporated in the U.K.; therefore, in order to be resident in the U.K. for tax purposes, CNH Industrial N.V.’s central management and control must be located (in whole or in part) in the U.K. The test of central management and control is largely a question of fact based on all the circumstances. The decisions of the U.K. courts and the published practice of His Majesty’s Revenue & Customs, or HMRC, suggest that CNH Industrial N.V. should be regarded as being U.K.-resident on this basis. The competent authority ruling referred to below supports this analysis. Although CNH Industrial N.V.’s “central management and control” is in the U.K., it would not be treated as U.K.-resident if (a) CNH Industrial N.V. were concurrently resident in another jurisdiction (applying the tax residence rules of that jurisdiction) which has a double tax treaty with the U.K.; and (b) that tax treaty allocates exclusive residence to that other jurisdiction.
Although CNH Industrial N.V.’s central management and control is in the U.K., CNH Industrial N.V. is considered to be resident in the Netherlands for Dutch corporate income tax and Dutch dividend withholding tax purposes because CNH Industrial N.V. is incorporated in the Netherlands. The U.K. and Dutch competent authorities have agreed, following a mutual agreement procedure (as contemplated by the Netherlands-U.K. tax treaty), that CNH Industrial will be regarded as solely resident in the U.K. for purposes of the application of the Netherlands-U.K. tax treaty provided that CNH Industrial operates as planned and provides appropriate required evidence to the U.K. and Dutch competent tax authorities. If the facts upon which the competent authorities issued this ruling change over time, this ruling may be withdrawn or cease to apply and in that case the Netherlands may levy corporate income tax on CNH Industrial N.V. and impose withholding taxes on dividends distributed by CNH Industrial N.V.,which could have a material adverse effect on our results of operations and financial condition.
CNH Industrial N.V.’s residence for Italian tax purposes is also largely a question of fact based on all the circumstances. CNH Industrial N.V. has a management and organizational structure such that CNH Industrial N.V. should not be deemed resident in Italy under Italian domestic law except to the extent of CNH Industrial N.V.'s Italian branch, and should be deemed resident exclusively in the U.K. from the date of its incorporation for purposes of the Italy-U.K. tax treaty. Because this analysis is highly factual and may depend on future changes in CNH Industrial’s management and organizational structure, there can be no assurance regarding the final determination of its tax residence. Should CNH Industrial N.V. be treated as an Italian tax resident, CNH Industrial would be subject to corporate income tax in Italy on its worldwide income and may be required to comply with withholding tax on dividends and other distributions and/or reporting obligations under Italian law, which could result in additional costs and expenses, which may have a material adverse effect on our results of operations and financial condition.
Tax may be required to be withheld from dividend payments. The U.K. does not require U.K. tax-resident companies to withhold tax from dividend payments (except in circumstances that are not relevant to CNH Industrial). Although the U.K. and Dutch competent authorities have ruled that we should be treated as solely resident in the U.K. for the purposes of the Netherlands-U.K. double tax treaty, dividend payments made by us to Dutch residents are still subject to Dutch dividend withholding tax under Dutch domestic law and we have no obligation to gross-up or pay additional amounts in respect of such dividend payments. This position with respect to dividend withholding is contingent upon CNH Industrial’s maintenance of its exclusive U.K. tax residency and is subject to any future change of law.
In the case that withholding taxes are imposed on future dividends or distributions with respect to our common shares due to a change in law or for any other reason, whether such withholding taxes are creditable against a tax liability to which a shareholder is otherwise subject depends on the laws of such shareholder’s jurisdiction and such shareholder’s particular circumstances. Shareholders are urged to consult their tax advisors in respect of the consequences of the potential imposition of withholding taxes.
The Company could be characterized as a passive foreign investment company (PFIC) for U.S. federal income tax purposes The U.S. federal income tax rules provide specific tax rules applicable to shareholders in companies that meet the definition of a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. We believe that the Company is not a passive foreign investment company, but this conclusion is a factual determination made annually and may be subject to change. U.S. Holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
We may incur additional tax expense or become subject to additional tax exposure. We are subject to income taxes, as well as non-income-based taxes, in various jurisdictions in which we operate around the world. Our tax liabilities are dependent upon the mix of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in the consolidated effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes to our transfer pricing approach, changes in tax legislation and rates, changes in generally accepted accounting principles and changes in the valuation of deferred tax assets and liabilities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued or paid, our operating results, cash flows, and financial position could be adversely affected. We are also subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our business, results of operations, financial condition, and cash flows, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxation.
RISKS RELATED TO OUR COMMON SHARES
Our maintenance of two exchange listings may adversely affect liquidity in the market for our common shares and could result in pricing differentials of our common shares between the two exchanges. The dual listing of our common shares on the New York Stock Exchange (NYSE) and the Euronext Milan (previously named MTA) may split trading between the two markets and adversely affect the liquidity of the shares in one or both markets and the development of an active trading market for our common shares on the NYSE and may result in price differentials between the exchanges. Differences in the trading schedules, trading volume and investor bases, as well as volatility in the exchange rate between the two trading currencies, among other factors, may result in different trading prices for our common shares on the two exchanges or otherwise adversely affect liquidity and trading prices of our shares. On February 1, 2023, the Company announced that it believes that its shareholders will be best served by a single stock listing on the NYSE and that we are monitoring the ongoing initiatives of harmonization and simplification of the legal and regulatory framework of the Italian financial system that could allow for a smooth transition to a single listing on the NYSE. There can be no assurance that these initiatives will be completed or as beneficial as anticipated, in which case the company will have to pursue other avenues to achieve the single listing on the NYSE. There can be also no assurance or that the estimated efficiency will be realized as anticipated or at all. As a result, our stock price might be more volatile than it would be if it was listed on a single stock exchange.
The loyalty voting program may affect the liquidity of our common shares and reduce our share price. CNH Industrial’s loyalty voting program was established to reward shareholders for maintaining long-term share ownership by granting at inception initial shareholders and subsequently any other person holding shares continuously for at least three years, the option to elect to receive special voting shares. Issuance of special voting shares is subject to various conditions set forth in the Company's constituting documents, including the registration of the common shares held by each shareholder requesting the issuance of special voting shares in the CNH Industrial Loyalty Register. Special voting shares have minimal economic entitlements and cannot be traded. In the event any shareholder holding such special voting shares intends to transfer its common shares from the CNH Industrial Loyalty Register, immediately prior to such transfer, any corresponding special voting shares shall be transferred to CNH Industrial for no consideration (om niet). This loyalty voting program is designed to encourage a stable shareholder base and, conversely, it may deter trading by those shareholders who are interested in gaining or retaining special voting shares. Therefore, the loyalty voting structure may reduce liquidity in our common shares and adversely affect their trading price.
The loyalty voting program may prevent or frustrate attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common shares may be lower as a result. The provisions of our Articles of Association establishing the loyalty voting program may make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change of control is considered favorably by shareholders holding a majority of our common shares. As a result of the loyalty voting program, a relatively large proportion of the voting power of our common shares could be concentrated in a relatively small number of shareholders who would have significant influence over us. As of January 31, 2023, EXOR N.V. had a voting interest in CNH Industrial of approximately 42.8%. For further information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to the consolidated financial statements at December 31, 2022. Such shareholders participating in the loyalty voting program could effectively prevent change of control transactions that may otherwise benefit our shareholders.
The loyalty voting program may also prevent or discourage shareholders’ initiatives aimed at changes in our management.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2022, we owned 43 manufacturing facilities. We also own other significant properties including spare parts depots, research laboratories, test tracks, warehouses, and office buildings. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

The following table provides information about our manufacturing and engineering facilities as of December 31, 2022:

Location	Primary Functions	Approximate Covered Area (Sqm/ 000)
Italy
San Piero in Bagno	Earthmoving machines	14
Jesi	Tractors	77
Lecce	Wheel loaders, compact track loaders, telehandlers; graders; R&D center	130
Modena	Components	102
S. Matteo	R&D center	51
Cesena	Earthmoving machines	8
United States
Benson	Sprayers, cotton harvesting; R&D center	41
Burlington	Backhoe loaders, forklift trucks; R&D center	91
Burr Ridge	R&D center	44
Fargo	Tractors, wheeled loaders; R&D center	88
Goodfield	Soil management equipment; R&D center	39
Grand Island	Tractors and combines	128
Mt. Joy	R&D center	11
Mt. Vernon	Tracks; R&D center	7
New Holland	Hay & Forage; R&D center	104
Racine	Tractors, transmissions	105
Sioux Falls	Ag Assembly Mfg, Repair Shop, Training and R&D center	23
St. Nazianz	Self-propelled sprayers	24
Wichita	Skid steer loaders; R&D center	46
Wautoma	Components	2
Sioux Falls	Precision Agriculture	16
Scottsdale (Phoenix)	R&D Digital	1
Ames	R&D	1
Wakarusa	R&D Service	1
Rapid City	R&D	1
Brookings	R&D	1
France
Coex	Grape Harvesters; R&D center	26
Croix	Cabins	12
Brazil
Belo Horizonte (Contagem)	Crawler excavators, crawler dozers, wheel loaders, graders, backhoe loaders; R&D center	58
Curitiba	Combines and tractors; R&D center	117
Piracicaba	Sugar cane harvesters, coffee harvesters, sprayers; R&D center	23
Sorocaba	Combines and other Agriculture; R&D center	188
China
Harbin	Combines, tractors, balers; R&D center	121
Urumqi	Cotton pickers	10
Kunshan	Manufacturing	8
Belgium
Antwerp	Components	77
Zedelgem	Combines, forage harvesters and balers; R&D center	154
India

Noida	Tractors; R&D center	95
Pithampur	Backhoe loaders, earth compactors, crawler excavator; R&D center	45
Pune	Sugar cane harvesters and combines; R&D center	80
Poland
Kutno	Row crop, cultivators, harvesters; R&D center	33
Plock	Combines, balers and headers; R&D center	129
Others
Cordoba (Argentina)	Tractors and combines	35
St. Valentin (Austria)	Tractors; R&D center	53
Cowra (Australia)	Tillage; R&D center	6
Mannum (Australia)	Seeding & Tillage	17
Saskatoon (Canada)	Sprayers, seeders; R&D center	61
Queretaro (Mexico)	Components	15
Wieringerwerf (Netherlands)	Ag Assembly Mfg	2
Överum (Sweden)	Ploughs; R&D center	49
Basildon (United Kingdom)	Tractors; R&D center	129
Item 3.     Legal Proceedings
As a global company with a diverse business portfolio, CNH Industrial in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product warranty and defective product claims, product performance, asbestos, personal injury, emissions and/or fuel economy regulatory and contractual issues, competition law and other investigations and environmental claims. The most significant of these matters are described in “Note 14: Commitments and Contingencies” to our Consolidated Financial Statements for the year ended December 31, 2022.
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
Although the ultimate outcome of legal matters pending against CNH Industrial and its subsidiaries cannot be predicted, management believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on our Consolidated Financial Statements.
We maintain insurance with third party insurers to cover various risks arising from our business activities including, but not limited to, risk of loss or damage to our assets or facilities, business interruption losses, general liability, automobile liability, product liability and directors' and officers' liability insurance. We believe that we maintain insurance coverage that is customary in our industry. Until 2022, we used a broker that is a subsidiary of Stellantis N.V. ("Stellantis", formerly Fiat Chrysler Automobiles N.V. which, effective January 16, 2021, merged with Peugeot S.A. by means of a cross-border legal merger) to place a portion of our insurance coverage. Starting with the placement of the 2023 insurance coverage, we have moved to a third-party broker.
Item 4.    Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Listing Information
CNH Industrial N.V. common stock is listed on the New York Stock Exchange in the United States and on Euronext Milan, in Italy under the symbol "CNHI".
Number of Shareholders
At January 31, 2023, there were 408 registered holders of our common stock in the U.S., including 124 shareholders that hold special voting shares associated with their common shares. This number does not include stockholders who hold their stock through brokers, banks and other nominees or hold their shares outside of the United States.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our Common Stock with the total return on the S&P 500 Index and the S&P 500 Industrials Index for the five year period ended December 31, 2022. It shows the growth of a $100 investment on December 31, 2017, including the reinvestment of all dividends.

	Base Period	Years Ending
Company/Index	2017	2018	2019	2020	2021	2022
CNH Industrial	$100	$70	$85	$99	$151	$146
S&P 500	$100	$96	$126	$149	$192	$157
S&P 500 Industrials	$100	$87	$112	$125	$151	$143
Dividends
CNH Industrial’s dividend policy permits annual dividends of between 25-35% of its consolidated net income in any one year. In line with its dividend policy, on February 2, 2023, CNH Industrial announced that its Board of Directors intends to recommend and propose to the Company’s shareholders a dividend of €0.36 per common share, totaling approximately €483 million (equivalent to approximately $511 million) subject to the approval of the Company's shareholders. While the Company currently expects a cash dividend to be paid in the future, future dividend payments will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors.

Issuer Purchases of Equity Securities
On September 19, 2022, CNH Industrial N.V. announced the launch of the first tranche of $50 million share buyback in the framework of its $300 million share buyback program, previously approved on July 28, 2022. The Company’s purchases of its common shares under the buy-back program during the three months ended December 31, 2022 were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share (€)	Average Price Paid per Share ($)(1)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
10/1/2022 - 10/31/2022	2,548,970	12.26	12.01	8,608,488
11/1/2022 -11/30/2022	398,262	14.48	15.02	2,626,593
12/1/2022 - 12/31/2022	—	—	—	2,626,593
Total	2,947,232			2,626,593
1) Share repurchases are made on Euronext Milan and have been translated from Euros at the exchange rate reported by the European Central Bank on the respective transaction dates.
Other Shareholder Matters
Taxation
Nothing within this section should be considered or relied upon as tax advice. Rather, all prospective purchasers and holders of CNH Industrial stock, regardless of their country of residency, should consult their own tax advisors regarding the U.S. federal, state, local and foreign tax consequences of owning and disposing of CNH Industrial stock based upon their particular circumstances.
Taxation of Loyalty Voting Program
The Company maintains a Loyalty Register which provides for special voting shares to reward long-term ownership of the Company’s common shares and to promote stability of its shareholder base, as further defined in Note 16 to the Financial Statements.
The tax consequences to Shareholders of owning special voting shares are uncertain because no statutory, judicial or administrative authority directly discusses how the receipt, ownership or disposition of special voting shares should be treated for tax purposes.
U.S. Passive Foreign Investment Company (PFIC)
The U.S. federal income tax rules provide specific tax rules applicable to shareholders in companies that meet the definition of a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. CNH Industrial believes that shares of its stock are not stock of a PFIC, but this conclusion is a factual determination made annually and thus may be subject to change. U.S. Holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
Material U.K. Tax Consequences
This section summarizes the material U.K. tax consequences of the ownership of CNH Industrial common shares for U.S. Shareholders. It is intended only as a general guide and does not purport to be a complete analysis of all potential U.K. tax consequences of holding CNH Industrial common shares. This section is based on current U.K. tax law and what is understood to be the current practice of H.M. Revenue and Customs, as well as applicable tax treaties, as of the date of this form. This law and practice and these treaties are subject to change, possibly on a retroactive basis.
This section applies only to shareholders of CNH Industrial that are U.S. Shareholders, that are not resident or domiciled in the U.K., that hold their shares as an investment, and that are the absolute beneficial owner of both the shares and any dividends paid on the shares. This section does not apply to members of any special class of shareholders subject to special rules, such as:
•a pension fund;
•a charity;
•persons acquiring their shares in connection with an office or employment;
•a dealer in securities;
•an insurance company; or

•a collective investment scheme.
In addition, this section may not apply to:
•any shareholders that, either alone or together, with one or more associated persons, such as personal trusts and connected persons, control directly or indirectly at least 10% of the voting rights or of any class of share capital of CNH Industrial; or
•any person holding shares as a borrower under a stock loan or an interim holder under a repurchase agreement.
Taxation of Dividends
Withholding from dividend payments
Under U.K. domestic law, dividend payments on CNH Industrial common shares may be made without withholding or deduction for or on account of U.K. income tax.
Non-U.K. - Resident Shareholders
A shareholder of CNH Industrial common shares that is not resident in the U.K. for U.K. tax purposes will not be liable to account for income or corporation tax in the U.K. on dividends paid on the shares unless the shareholder carries on a trade (or profession or vocation) in the U.K. and the dividends are either a receipt of that trade (or profession or vocation) or, in the case of U.K. corporation tax, the shares are held by or for a U.K. permanent establishment through which the trade is carried on.
Taxation of Capital Gains
Non-U.K. - Resident Shareholders
As long as CNH Industrial does not maintain any share register in the U.K., the disposal of CNH Industrial common shares by a shareholder that is not resident in the U.K. for tax purposes (other than individuals temporarily non-resident in the U.K. for a period of less than five complete tax years) will not give rise to a chargeable gain or allowable loss.
Stamp Duty and Stamp Duty Reserve Tax (“SDRT”)
As long as CNH Industrial does not maintain any share register in the U.K., (i) U.K. stamp duty will not normally be payable in connection with a transfer of common shares, provided that the instrument of transfer is executed and retained outside the U.K. and no other action is taken in the U.K. by the transferor or transferee, and (ii) no U.K. SDRT will be payable in respect of any agreement to transfer CNH Industrial common shares.
Tax Consequences of Participating in the Loyalty Voting Program
A non-U.K.-resident shareholder that would not be subject to tax on dividends or capital gains in respect of CNH Industrial common shares will not be subject to U.K. tax in respect of the special voting shares.
As long as CNH Industrial does not maintain any share register in the U.K., no liability to U.K. stamp duty or SDRT will arise to shareholders on the issue or repurchase of special voting shares.
Netherlands Taxation
This section summarizes solely the principal Dutch tax consequences of the acquisition, the ownership and the disposal of CNH Industrial common shares and / or special voting shares, by Non-Resident holders of such shares (as defined below). It does not purport to describe every aspect of Dutch taxation that may be relevant to a particular holder of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares. Tax matters are complex, and the tax consequences to a particular holder of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares, will depend in part on such holder’s circumstances. Shareholders and any potential inventor should consult their own tax advisors regarding the Dutch tax consequences of acquiring, owning and disposing of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares in their particular circumstances.
Where in this summary English terms and expressions are used to refer to Dutch concepts, the meaning to be attributed to such terms and expressions shall be the meaning to be attributed to the equivalent Dutch concepts under Dutch tax law. Where in this section the terms “the Netherlands” and “Dutch” are used, these refer solely to the European part of the Kingdom of the Netherlands

This summary also assumes that the board shall control the conduct of the affairs of CNH Industrial and shall procure that CNH Industrial is organized in accordance with the facts, based upon which the competent authorities of the U.K. and the Netherlands have ruled that CNH Industrial should be treated as solely resident of the U.K. for the application of the tax treaty as concluded between the U.K. and the Netherlands. A change in facts and circumstances based upon which the ruling was issued may invalidate the contents of this section, which will not be updated to reflect any such change.
This summary is based on the tax law of the Netherlands (unpublished case law not included) as it stands at the date of this form. The law upon which this summary is based is subject to change, perhaps with retroactive effect. Any such change may invalidate the contents of this summary, which will not be updated to reflect such changes.
Scope of the Summary
The summary of Dutch taxes set out in this section “Material Dutch tax consequences” only applies to a holder of shares who is a Non-Resident holder of shares. For the purpose of this summary, a holder of shares is a Non-Resident holder of shares if such holder is neither a resident nor deemed to be resident in the Netherlands for purposes of Dutch income tax or corporation tax as the case may be.
This Dutch taxation discussion does not address the Dutch tax consequences for a holder of CNH Industrial common shares and, if applicable, special voting shares who:
1.Is a person who may be deemed an owner of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares for Dutch tax purposes pursuant to specific statutory attribution rules in Dutch tax law;
2.Owns CNH Industrial common shares and, if applicable, CNH Industrial special voting shares in connection with a membership of a management board or a supervisory board, an employment relationship, a deemed employment relationship or management role; or
3.Is for Dutch tax purposes taxable as a corporate entity and resident of Aruba, Curaçao, or Sint Maarten.
Dividend Withholding Tax
CNH Industrial is generally required to withhold Dutch dividend withholding tax at a rate of 15 percent from dividends distributed by it. The competent authorities of the U.K. and the Netherlands have ruled that CNH Industrial is resident of the U.K. for the application of the tax treaty as concluded between the Netherlands and the U.K. Consequently, payments made by CNH Industrial on the common shares and / or the special voting shares to Non-Resident shareholders may be made free from Dutch dividend withholding tax.
Taxes on income and capital gains from the ownership and disposition of CNH Industrial common shares and / or special voting shares
Individuals
If a Non-Resident holder of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares is an individual, the holder will not be subject to Dutch income tax in respect of any benefits derived or deemed to be derived from or in connection with CNH Industrial common shares and, if applicable, CNH Industrial special voting shares, except if:
(i)the holder derives profits from an enterprise, whether as an entrepreneur or pursuant to a co-entitlement to the net value of such enterprise, other than as a shareholder, and such enterprise is carried on, in whole or in part, through a permanent establishment or a permanent representative in the Netherlands, and such holder’s CNH Industrial common shares and, if applicable, CNH Industrial special voting shares are attributable to such permanent establishment or permanent representative; or
(ii)the holder benefits or is deemed to derive benefits from or in connection with CNH Industrial common shares and, if applicable, CNH Industrial special voting shares that are taxable as benefits from miscellaneous activities performed in the Netherlands; or
(iii)the holder derives profits pursuant to the entitlement to a share in the profits of an enterprise, other than as a holder of securities, which is effectively managed in the Netherlands and to which enterprise CNH Industrial common shares and, if applicable, CNH Industrial special voting shares are attributable.
Corporate entities
If a Non-Resident holder of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares is a corporate entity, or an entity including an association, a partnership and a mutual fund, taxable as a corporate entity, it will not be subject to Dutch corporation tax in respect of any benefits derived or deemed to be derived from or in connection with CNH Industrial common shares and, if applicable, CNH Industrial special voting shares, except if:

(i)it derives profits from an enterprise directly which is carried on, in whole or in part, through a permanent establishment or a permanent representative in the Netherlands, and to which permanent establishment or permanent representative its CNH Industrial common shares and, if applicable, CNH Industrial special voting shares are attributable; or
(ii)it derives profits pursuant to a co-entitlement to the net value of an enterprise which is managed in the Netherlands, other than as a holder of securities, and to which enterprise its CNH Industrial common shares and, if applicable, CNH Industrial special voting shares are attributable.
Gift and Inheritance Taxes
No Dutch gift or inheritance taxes will arise with respect to an acquisition or deemed acquisition of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares by way of a gift by, or upon the death of, a holder of CNH Industrial common shares, and, if applicable, special voting shares, who is neither resident nor deemed to be resident in the Netherlands for purposes of Dutch gift tax or Dutch inheritance tax except if, in the event of a gift whilst not being a resident nor being a deemed resident in the Netherlands for purposes of Dutch gift tax or Dutch inheritance tax, a holder of CNH Industrial common shares and, if applicable, a holder of CNH Industrial special voting shares becomes a resident or a deemed resident in the Netherlands and dies within 180 days after the date of the gift.
For purposes of Dutch gift and inheritance taxes, a gift of CNH Industrial common shares and, if applicable, CNH Industrial special voting shares made under a condition precedent is deemed to be made at the time the condition precedent is satisfied.
Registration Taxes and Duties
No Dutch registration tax, transfer tax, stamp duty or any other similar documentary tax or duty, other than court fees, is payable in the Netherlands in respect of or in connection with the execution and/or enforcement (including by legal proceedings and including the enforcement of any foreign judgment in the courts of the Netherlands) of the documents relating to the issue of CNH Industrial common shares and / or special voting shares or the performance by CNH Industrial of its obligations under such documents, or the transfer of CNH Industrial common shares and / or special voting shares.
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
See the information under the caption “Management’s Discussion and Analysis.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the following financial risks connected with our operations:
•credit risk related to our financing activities;
•currency risk; and
•interest rate risk.
We attempt to actively manage these risks.
The quantitative data reported in the following sections does not have any predictive value. In particular, the sensitivity analysis on market risks does not reflect the complexity of the market or the reaction, which may result from any changes that are assumed to take place.
Credit Risk
Our credit concentration risk differs in relation to the activities carried out by the segments and end markets in which we operate; in all cases, the risk is mitigated by the large number of counterparties and customers. Considered from a global point of view, however, there is a concentration of credit risk in trade receivables and receivables from financing activities, in particular dealer financing in the European Union market and in North America, as well as in South America for Agriculture and Construction.
Financial assets are recognized in the statement of financial position net of write-downs for the risk that counterparties may be unable to fulfill their contractual obligations, determined on the basis of the available information as to the creditworthiness of the customer and historical data.

The maximum credit risk to which we were theoretically exposed at December 31, 2022 is represented by the carrying amounts stated for financial assets in the statement of financial position and the nominal value of the guarantees provided on debt or commitments of third parties.
Dealers and final customers are generally subject to specific assessments of their creditworthiness under a detailed scoring system. In addition to carrying out this evaluation process, we may also obtain financial and non-financial guarantees for risks arising from credit granted for the sale of agricultural equipment, construction equipment and related parts. These guarantees are further secured, where possible, by retention of title clauses or specific guarantees on financed equipment sales to the distribution network and on equipment under finance or leasing agreements.
Balances which are objectively uncollectible either in part or for the whole amount are written down on a specific basis if they are individually significant. The amount of the write-down takes into account an estimate of the recoverable cash flows and the date of receipt, the costs of recovery, and the fair value of any guarantees received. Impairment losses are recognized for receivables that are not written down on a specific basis, but rather determined based on historical experience and statistical information.
Receivables for financing activities amounted to $19,260 million at December 31, 2022 ($15,376 million at December 31, 2021) containing balances totaling $334 million ($285 million at December 31, 2021) that have been written down. In addition, balances totaling $117 million ($75 million at December 31, 2021) were either past due or in nonaccrual status. In the event of installment payments, even if only one installment is overdue, the whole amount of the receivable is classified as such.
Trade receivables totaling $172 million at December 31, 2022 ($192 million at December 31, 2021) contain balances totaling $23 million ($24 million at December 31, 2021) that have been written down.
Currency Risk
We are exposed to risk resulting from changes in exchange rates, which can affect our earnings and equity.
Where one of our subsidiaries incurs costs in a currency different from that of its revenues, any change in exchange rates can affect the net income/(loss) of that company. In 2022, the total net trade flows exposed to currency risk amounted to the equivalent of 19% of our revenue (19% in 2021). The principal exchange rates to which we are exposed are the following:
•EUR/USD, in relation to the production/purchases of Agriculture and Construction in the Euro area
•USD/BRL and EUR/BRL, in relation to production in Brazil and the respective import/export flows;
•AUD/USD, mainly in relation to sales made by Agriculture and Construction in Australia;
•EUR/GBP, predominately in relation to sales on the U.K. market.
Trade flows exposed to changes in these exchange rates in 2022 made up approximately 73% of the exposure to currency risk from trade transactions.
It is our policy to use derivative financial instruments to hedge a certain percentage, on average between 55% and 85%, of the forecasted trading transaction exchange risk exposure for the coming 12 months with additional flexibility to reach 0% or 100% (including forecasted risk exposure beyond that timeframe where it is believed to be appropriate) and to hedge completely the exposure resulting from firm commitments.
Certain subsidiaries may hold trade receivables or payables denominated in a currency different from the subsidiary’s functional currency. In addition, in a limited number of cases, subsidiaries may obtain financing or use funds in a currency different from their functional currency. Changes in exchange rates may result in exchange gains or losses arising from these situations. It is our policy to hedge fully, whenever possible, the exposure resulting from receivables, payables, and securities denominated in currencies different from the subsidiary’s functional currency.
Certain of our subsidiaries’ functional currency is different than the U.S. dollar, which is the Company’s reporting currency. The income statements of those subsidiaries are converted into U.S. dollars using the average exchange rate for the period, and while revenues and margins are unchanged in local currency, changes in exchange rates may lead to effects on the converted balances of revenues, costs, and the results reported in U.S. dollars.
The assets and liabilities of consolidated companies whose functional currency is different from the U.S. dollar may acquire converted values in U.S. dollars which differ as a function of the fluctuation in exchange rates.
We monitor our principal exposure to conversion exchange risk, although there was no specific hedging in place at December 31, 2022. There were no substantial changes in 2022 in the nature or structure of exposure to currency risk or in our hedging policies.
Sensitivity Analysis
The potential loss in fair value of derivative financial instruments held for currency risk management (currency swaps/forwards, currency options, interest rate and currency swaps) at December 31, 2022 resulting from a hypothetical change of 10% in the exchange rates amounted to approximately $276 million ($344 million at December 31, 2021). The valuation model for currency options assumes that market volatility at year-end remains unchanged.
Receivables, payables, and future trade flows whose hedging transactions have been analyzed were not considered in this analysis. It is reasonable to assume that changes in exchange rates will produce the opposite effect, of an equal or greater amount, on the underlying transactions that have been hedged.
Interest Rate Risk
Our Industrial Activities make use of external funds obtained in the form of financing and invest in monetary and financial market instruments. In addition, we sell receivables. Changes in market interest rates can affect the cost of financing, including the sale of receivables, or the return on investments of funds, causing an impact on the level of net financial expenses incurred by us.
In addition, Financial Services provides loans (mainly to customers and dealers), financed primarily using various forms of external borrowings or asset-backed financing (e.g., securitization of receivables). Where the characteristics of the variability of the interest rate applied to loans granted differ from those of the variability of the cost of the financing/funding obtained, changes in the current level of interest rates can affect our net income/(loss).
In order to mitigate these risks, we use interest rate derivative financial instruments, mainly interest rate swaps and forward rate agreements.
Sensitivity Analysis
In assessing the potential impact of changes in interest rates, we separate fixed rate financial instruments (for which the impact is assessed in terms of fair value) from floating rate financial instruments (for which the impact is assessed in terms of cash flows).
The fixed rate financial instruments used by us consist of retail receivables, debt, ABS, and other instruments.
The potential loss in fair value of fixed rate financial instruments (including the effect of interest rate derivative financial instruments) held at December 31, 2022, resulting from a hypothetical, unfavorable and instantaneous change of 10% in market interest rates, would have been approximately $29 million (approximately $20 million at December 31, 2021).
Floating rate financial instruments consist principally of cash and cash equivalents, wholesale receivables, debt, and ABS securities. The effect of the sale of receivables is also considered in the sensitivity analysis as well as the effect of hedging derivative instruments.
A hypothetical change of 10% in short-term interest rates at December 31, 2022, applied to floating rate financial assets and liabilities, operations for the sale of receivables and derivative financial instruments, would have caused increased net expenses before taxes, on an annual basis, of approximately $15 million (approximately $3 million at December 31, 2021).
This analysis is based on the assumption that there is a hypothetical change of 10% in interest rates across homogeneous categories. A homogeneous category is defined on the basis of the currency in which the financial assets and liabilities are denominated.
Other Risks in Connection with Derivative Financial Instruments
We have entered derivative contracts linked to commodity prices to hedge specific exposures on supply contracts.
Sensitivity Analysis
In the event of a hypothetical change of 10% in the underlying raw materials prices, the potential loss in fair value of outstanding derivative financial instruments at December 31, 2022 linked to commodity prices would not have been significant (not significant at December 31, 2021).
Item 8.    Financial Statements and Supplementary Data
See the Consolidated Financial Statements and notes thereto and supplementary data.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2022 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page 39.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CNH Industrial N.V.
Opinion on Internal Control Over Financial Reporting
We have audited CNH Industrial N.V.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNH Industrial N.V. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CNH Industrial N.V. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2023

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The names of our directors, executive officers and their ages, positions and biographies as of February 28, 2023 are as set forth below. Our executive officers are appointed by and serve at the discretion of our Board of Directors.

Name	Age	Current Position with CNH Industrial
Catia Bastioli	65	Director, Member of the Environmental, Social and Governance Committee, Member of the Human Capital and Compensation Committee
Howard W. Buffett	39	Director, Member of the Environmental, Social and Governance Committee, Member of the Human Capital and Compensation Committee
Suzanne Heywood	53	Executive Director, Chair
Léo W. Houle	75	Senior Non-Executive Director, Chairperson of the Human Capital and Compensation Committee, Member of the Environmental, Social and Governance Committee
Karen Linehan	64	Director, Chairperson of Audit Committee
Alessandro Nasi	48	Director, Chairperson of the Environmental, Social and Governance Committee, Member of the Human Capital and Compensation Committee
Vagn Sørensen	63	Director, Member of the Audit Committee
Åsa Tamsons	41	Director, Member of the Audit Committee
Scott W. Wine	55	Executive Director, Chief Executive Officer
Kevin Barr	63	Chief Human Resources Officer
Oddone Incisa	50	Chief Financial Officer; President, Financial Services
Marc Kermisch	49	Chief Digital and Information Officer; ad interim Chief Technology and Quality Officer
Derek Neilson	52	President, Agriculture
Stefano Pampalone	55	President, Construction
Roberto Russo	63	Chief Legal and Compliance Officer
Catia Bastioli, Director (Non-Executive Director—independent), Member of the Environmental, Social, and Governance Committee, Member of the Human Capital and Compensation Committee
Catia Bastioli is the CEO of Novamont, an international leader in the bioplastics sector and in the development of biochemicals. Ms. Bastioli joined Novamont in 1991, initially as its technical director, before being appointed general manager and subsequently CEO. During her tenure as CEO she has transformed Novamont from a research center into a reference company in the field of Circular Bioeconomy. Ms. Bastioli started her career at Montedison, Italy's largest chemical group, helping found the Fertec Research Center for renewable raw materials, with Fertec merging with Novamont in 1991. Ms. Bastioli has been a member of European Union High Level Groups on climate change, the environment and renewable raw materials – such as the High-Level Panel on Decarbonization Pathways Initiative and the Mission Board on Soil Health and Food. She is the first inventor of about 80 patent families in the sector of biopolymers and transformation processes of renewable raw materials, and was named European Inventor of the Year in 2007 for her inventions related to starch-based bioplastics between 1991-2001. Ms. Bastioli served as the President of Terna S.p.A., the first grid operator for electricity transmission in Europe, from 2014 – 2020, is a former Board Member of the charitable Fondazione Cariplo, is the CEO of the Italian Cluster of Circular Bioeconomy SPRING and is the President of the Kyoto Club Association – a non-profit organization which raises awareness about the importance of the green and circular economy in order to reach the goals of the Paris Agreement. Ms. Bastioli attended the University of Perugia in Italy and obtained a Master's degree in Chemistry and a Master from the Business Management School Luigi Bocconi University in Milan, Italy. She was also granted an Honorary Doctoral Degree in Civil, Chemical, Environmental and Materials Engineering by “Alma Mater Studiorum” University of Bologna, Italy (2019), a Honoris Causa Degree in Business Economics by University of Foggia, Italy (2018), a Honoris Causa Degree in Materials Engineering by University of Palermo, Italy (2016) and a Honoris Causa Degree in Industrial Chemistry by the University of Genoa, Italy (2008). In 2017 she was given the honorary title of Knighthood “Cavaliere del Lavoro” by the President of the Italian Republic Sergio Mattarella. Born in 1957, Italian citizenship. Date of first appointment: December 23, 2021.
Howard W. Buffett, Director (Non-Executive Director—independent), Member of the Environmental, Social, and Governance Committee, Member of the Human Capital and Compensation Committee
Howard W. Buffett was appointed Director of CNH Industrial in April 2020. He is a Professor at Columbia University's School of International and Public Affairs in New York, U.S.A., with research focused on ESG, sustainability, and impact measurement and management. He also serves on the Advisory Committee on Socially Responsible Investing, which advises the University's $15 billion endowment on social and environmental investment policies. Earlier in his career, Howard W. Buffett was the Executive Director of the Howard G. Buffett Foundation. He also held a variety of roles in the U.S. government, including in the U.S. Department of Defense, where he oversaw economic stabilization and redevelopment programs in Iraq and Afghanistan. For his work in Afghanistan, he received the Joint Civilian Service Commendation Award. Howard W. Buffett also served as Policy Advisor for the White House Domestic Policy Council and in the Office of the Secretary at the U.S. Department of Agriculture. Howard W. Buffett serves on several Corporate Boards and Advisory Boards including Toyota Motor North America, Inari Agriculture, REEF Technology, and StateBook International. He chairs the Advisory Council for Harvard University's International Negotiation Program and serves on several nonprofit Advisory Boards, including the Daugherty Water for Food Global Institute, the Learning by Giving Foundation, and the Chicago Council on Global Affair's Center on Global Food and Agriculture Panel of Advisors. Howard W. Buffett is also a former Term Member of the Council on Foreign Relations. A New York Times bestselling author, Howard W. Buffett holds a Bachelor of Science in Communications Science and Political Science from Northwestern University, U.S.A., a Master's in Public Policy and Administration in Advanced Management and Finance from Columbia University, U.S.A., and executive education certificates from Harvard Business School, U.S.A. Born in 1983, U.S. citizenship. Date of first appointment: April 16, 2020.
Suzanne Heywood, Chair (Executive-Director)
Suzanne Heywood is the Chief Operating Officer of Exor. She first joined Exor as a Managing Director in 2016. Prior to that she worked at McKinsey & Company which she joined as an associate in 1997 and left as a Senior Partner (Director) in 2016. Suzanne co-led McKinsey's global service line on organization design for several years and also worked extensively on strategic issues with clients across different sectors. She has published a book, “Reorg,” and multiple articles on these topics. Suzanne started her career in the U.K. Government as a Civil Servant in the U.K. Treasury. At the Treasury she worked as Private Secretary to the Financial Secretary (who is responsible for all direct taxation issues) as well as leading thinking on the Government's privatization policy and supporting the Chancellor in his negotiations at ECOFIN (the meeting of European Finance Ministers) in Brussels. Prior to that she studied science at Oxford University (BA) and then at Cambridge University (PhD). Lady Heywood is Chair of Iveco Group N.V., and of Shang Xia. She is also a non-executive director of Louboutin and The Economist. She grew up sailing around the world with her family recreating Captain James Cook's third voyage. Born in 1969, British citizenship.
Léo W. Houle, Director (Senior Non-Executive Director—independent), Chairperson of the Human Capital and Compensation Committee, Member of the Environmental, Social, and Governance Committee
Mr. Houle was a Director of CNH Global N.V. from April 7, 2006, until the merger of the company into CNH Industrial. On September 6, 2011, Mr. Houle was appointed to the Board of Directors of Chrysler Group LLC now known as FCA US LLC until June 2016 when all public debt of the company was repaid, and its public listing ceased. Mr. Houle was Chief Talent Officer of BCE Inc. and Bell Canada, Canada’s largest communications company, from June 2001 until his retirement in July 2008. Prior to joining BCE and Bell Canada, Mr. Houle was Senior Vice-President, Corporate Human Resources of Algroup Ltd., a Swiss-based diversified industrial company. From 1966 to 1987, Mr. Houle held various managerial positions with the Bank of Montreal, the last of which was Senior Manager, Human Resources, Administration Centers. In 1987, Mr. Houle joined the Lawson Mardon Group Limited and served as Group Vice-President, Human Resources until 1994 when Algroup Ltd. acquired Lawson Mardon Group at which time he was appointed Head of Human Resources for the packaging division of Algroup and in 1997 Head of Corporate Human Resources of Algroup, Ltd. Mr. Houle completed his studies at the College Saint Jean in Edmonton, attended the Executive Development Program in Human Resources at the University of Western Ontario in 1987 and holds the designation of Certified Human Resources Professional (CHRP) from the Province of Ontario. Born in 1947, Canadian citizenship. Date of first appointment: September 29, 2013.
Karen Linehan, Director (Non-Executive Director—independent), Chairperson of the Audit Committee
Karen Linehan is a former Executive Vice President and General Counsel of Sanofi, a French global healthcare company, a role she held from 2007 – 2021. During this time Ms. Linehan supported multiple acquisitions and divestitures, complex litigations and government investigations as well as being a founding member of Sanofi’s Gender Balance Board. She joined Sanofi in 1991 and held roles of increasing importance including Assistant General Counsel from 1991 – 1996, International Counsel from 1996 – 2000 and Deputy Head of Legal Operations from 2000 – 2007. Prior to joining Sanofi, Karen Linehan was a Corporate Attorney at the New York-based legal firm Townley & Updike. She started her career in the Congressional Office of the Speaker of the US House of Representatives, the Honorable Thomas P. O’Neill, Jr. Ms. Linehan is currently a board member of Aelis Farma (France), a company which specializes in developing drugs targeting diseases of the brain, where she chairs the Audit Committee and serves as a member of the Remuneration Committee. She also sits on the board of Veon Ltd. (The Netherlands), a multinational telecommunication services company, where she serves as a member of the Audit Committee and the Nomination and Governance Committee. Ms. Linehan is a Non-Executive Director of The Global Antibiotic Research and Development Partnership (GARDP) (North America), a Non-Profit Organization which is focused on pursuing the development of treatments for drug resistant infections.

Ms. Linehan holds a Bachelor of American Studies and a Juris Doctor (J.D.) degree in Law, both from Georgetown University in the U.S.A. Born in 1959, American and Irish citizenship. Date of first appointment: April 13, 2022.
Alessandro Nasi, Director (Non-Executive Director), Chairperson of the Environmental, Social, and Governance Committee, Member of the Human Capital and Compensation Committee
Alessandro Nasi started his career as a financial analyst in several banks, gaining experience at a division of UniCredit in Dublin, PricewaterhouseCoopers in Turin, Merrill Lynch and JP Morgan in New York, U.S. He also worked as an Associate in the Private Equity Division of JP Morgan Partners in New York, U.S. Mr. Nasi joined the Fiat Group in 2005 as manager of Corporate and Business Development, heading the APAC division and supporting Fiat Group sectors in Asia Pacific. In 2007, Mr. Nasi was appointed Vice President of Business Development and a member of the Steering Committee of Fiat Powertrain Technologies. In 2008, he joined CNH in the role of Senior Vice President of Business Development and from 2009 to 2011 he also served as Senior Vice President of Network Development. In January 2011, he was also appointed Secretary of the Industrial Executive Council of Fiat Industrial, continuing in the role of Executive Coordinator to the successor Group Executive Council of CNH Industrial until January 2019. In 2013 he was appointed President Specialty Vehicles, a role he held until January 2019. Mr. Nasi is a Director of Giovanni Agnelli B.V., a Director of EXOR N.V., Chairman of Comau, Director of Iveco Group and Chair of its Environmental, Social, and Governance Committee and member of its Human Capital & Compensations Committee. He is Chairman of Iveco Defence (an affiliate of Iveco Group) and Chairman of Astra Veicoli Industriali (an affiliate of Iveco Group). Since 2019, he is a member of the Advisory Board of the Lego Brand Group and since 2020 he is a Non-Executive, Independent Director of GVS S.p.A. and member of its Compensation & Nominating Committee. In October 2022, he was appointed member of the Board of Istituto Italiano di Tecnologia and member of the Strategic Advisory Board of 3 Boomerang Capital LLC. Mr. Nasi obtained a degree in Economics from the University of Turin. Born in 1974, Italian citizenship. Date of first appointment: April 12, 2019.
Vagn Sørensen, Director (Non-Executive Director—independent), Member of the Audit Committee
Vagn Sørensen was appointed Director of CNH Industrial in April 2020. He has spent the majority of his executive career in the aviation industry. After a 17-year career with Scandinavian Airlines, where he held the position of deputy CEO, from 2001 to 2006 he served as the CEO of Austrian Airlines. Following this, he has pursued a career as an Independent Director, primarily in the leisure, hotel and aviation sectors. His appointments, however, also encompass additional sectors including software development, telecommunications and heavy machinery. Mr. Sørensen can draw on over 20 years’ experience in private equity, primarily gained with EQT. Mr. Sørensen is currently Chairman of Vakantie Discounter, Big Bus Tours, Air Canada and Scandlines. He serves as an Independent Director on the Board of Royal Caribbean Cruises. He also sits on the Boards of Parques Reunidos and is a member of the Board of Trustees of the Rock’n Roll Forever Foundation. Mr. Sørensen has previously been the Chairman of F L Smidth A/S, SSP Group Plc, British Midland Airways, Scandic Hotels Group, Automic Software, Bureau van Dijk, KMD and Flying Tiger Copenhagen. He was a Member of the Supervisory Board of Lufthansa Cargo, Deputy Chairman of DFDS, Chairman of the Association of European Airlines, a Member of the Board of the International Air Transport Association (IATA) and was Chairman of TDC A/S, the Danish incumbent telecommunications operator. Mr. Sørensen attended the Aarhus Business School in Denmark, and obtained a Master of Science degree in Economics and Business Administration. Born in 1959, Danish citizenship. Date of first appointment: April 16, 2020.
Åsa Tamsons, Director (Non-Executive Director—independent), Member of the Audit Committee
Åsa Tamsons is a Senior Vice President and Head of Business Area Technologies and New Businesses at Ericsson, where she is also a member of the Company's Executive Team. Ms. Tamsons primary focus is on driving growth in new business areas targeting the enterprise market and creating new revenue streams for Ericsson, with emphasis on SaaS and software centric connectivity offerings. The objective is to help the Company's customers, and the broader enterprise market, realize the full potential of 5G, IoT and future technologies. Ms. Tamsons drives a business portfolio encompassing commercialization and licensing of Ericsson's 60,000+ patents, Cradlepoint – the US-based market leader in Wireless WAN Edge solutions for the enterprise market, Ericsson's global IoT platform business, its Private Network business with products used by industry companies and the public safety sector, its fintech platform serving 80+ million customers in Middle East and Africa, as well as, Security Solutions for Telecom Customers worldwide, and a number of other emerging businesses in incubation stage through the innovation hub Ericsson ONE. The business portfolio also includes the global number portability leader, iconectiv, as well as the fully owned subsidiary RedBee Media, where Ms. Tamsons serves as Chairperson. Previously, between 2018-2020, Ms. Tamsons was also responsible for Ericsson's Group Strategy, M&A and Corporate Venture Capital investments. Ms. Tamsons joined Ericsson as a Partner from McKinsey where between 2006-2017 she served tech, telecom and industrial companies around the world. She has worked across the world and during her career has been based in Stockholm, Paris, Singapore, San Francisco and Sao Paulo. Ms. Tamsons holds a Master of Science in Business Administration from the Stockholm School of Economics in Sweden. Born in 1981, Swedish citizenship. Date of first appointment: December 23, 2021.

Scott W. Wine, Chief Executive Officer (Executive-Director)
Scott W. Wine is the Chief Executive Officer of CNH Industrial and an executive director on the Company's Board of Directors. Leading a workforce of over 38,000 across the globe, Mr. Wine assumes complete accountability for the Company's results, whilst ensuring it delivers them in accordance with the highest ethical standards. His focus is on best supporting CNH Industrial's dealers and customers through a diverse and inclusive workforce, industry leading technology, exceptional safety and quality, and unmatched innovation. Mr. Wine has an exceptional track record as a proven leader, with both considerable international experience across a variety of industries, and extensive mergers and acquisitions expertise in the U.S., Europe and Asia. Prior to joining CNH Industrial in 2021, he was Chairman and CEO of Polaris Inc., a manufacturer of off-road vehicles, electric cars, motorcycles, snowmobiles and boats. He joined Polaris in 2008 as Chief Executive Officer and was named Chairman in 2013. In 2007, Mr. Wine joined UTC Fire and Security, a subsidiary of United Technologies Corporation, as President of Fire Safety America. From 2003 to 2007 he held positions of increasing importance across a range of Danaher Corporation companies, serving as President of Jacobs Vehicle Systems, a commercial truck braking systems manufacturer, from 2003 until 2006, when he became President of The VeederRoot Co., a manufacturer of fuel-tank measuring equipment. In 1996 Mr. Wine joined Allied Signal Corp, a US aerospace, automotive and engineering company. Following its 1999 acquisition of Honeywell, in 2001 Wine assumed the role of Managing Director of Honeywell Aerospace GmBh, based in Germany, before being appointed Vice President of the European Engine Services Division. From 1989 to 1996 he served as a supply officer in the United States Navy. Mr. Wine holds an MBA from the University of Maryland and a bachelor's degree from the United States Naval Academy. He serves on the Boards of US Bancorp and the U.S. Naval Academy Foundation. Born in 1967, he holds American citizenship. Date of first appointment: April 15, 2021.
Kevin Barr, Chief Human Resources Officer
Kevin Barr is the Chief Human Resources Officer at CNH Industrial. He is responsible for leading the global HR organization to support the Company's strategic direction, overseeing HR operations across the Global Business Units, Corporate Regions, Business & Corporate Staff Functions, Talent Management, Organization Development, Industrial Relations and Compensation & Benefits. Mr. Barr has some four decades of experience in human resources, in roles of increasing importance across a range of industries and geographies, including financial services, information services, consumer products and manufacturing, with extensive experience in mergers and acquisition. Prior to joining CNH Industrial, Kevin Barr was a practicing executive and leadership career coach. From 2000 – 2019, Mr. Barr was the Chief Human Resources Officer and Senior Vice President of Terex Corporation, managing a workforce that expanded four-fold during this time. In 1998 he was appointed Chief Human Resources Officer and Vice President at Database Technologies (DBT), the then fastest-growing Internet-based US company providing online investigative information services to businesses, law enforcement agencies and consumers. In 1995 he joined Nabisco Inc., an American manufacturer of consumer snacks, as Vice President Human Resources for the Asia Pacific region, based in Singapore. During his tenure he oversaw the construction of three greenfield factories in China and Indonesia, as well as being involved in global brand launches. In 1990 he joined Dun & Bradstreet Corporation, a US provider of commercial data, analytics, and insights for businesses, and in 1992 was appointed Vice President Human Resources for its Asia-Pacific, Latin American and Canadian operations. Kevin Barr started his career with The Chase Manhattan Bank, now J.P. Morgan Chase, in 1981, assuming roles of increasing importance, and in 1988 was named Vice President, Human Resources for the Automotive Finance Division. Kevin Barr holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University, in the United States.
Oddone Incisa, Chief Financial Officer and President, Financial Services
Oddone Incisa della Rocchetta is the Chief Financial Officer and President of Financial Services at CNH Industrial. In this dual-role Mr. Incisa is responsible for all of the Company's financial activities, both corporate and commercial, and the global finance organization, which includes accounting, financial planning & analysis, tax, investor relations, treasury and enterprise risk management. Mr. Incisa's career with CNH Industrial and its sister-company, the former Fiat Group (now Stellantis), spans over twenty-five years working across Europe, North America and South America. He has assumed roles of increasing seniority connected to Finance and Commercial Lending. He was first appointed Chief Financial Officer of CNH Industrial in March 2020. This was in addition to his existing role as President Financial Services, a position he has held since January 2013. From January 2013 to present, Mr. Incisa has also been a member of the Company's Senior Leadership Team. Prior to this, Mr. Incisa held the position of Chief Executive Officer and General Manager at FGA Capital (now FCA Bank) from 2011 to 2013. In 2008, he was nominated Chief Financial Officer of CNH Capital, the Company's global financing arm based in the United States. Prior to that appointment he served as Head of Financial Planning & Analysis of Fidis Retail and FGA Capital for five years. From 2001 – 2003, he was Chief Financial Officer of Banco Fiat, the automaker's consumer lending unit in Brazil. Mr. Incisa started his career with Fiat Group in auto financing for the German market in 1997. Oddone Incisa holds a bachelor's degree in Economics, cum laude, from the University of Turin, Italy and a master's degree in Management from the ESCP Business School, earned across its Paris, France; Oxford, United Kingdom; and Berlin, Germany campuses.

Marc Kermisch, Chief Digital and Information Officer, ad interim Chief Technology & Quality Officer
Marc Kermisch is Chief Digital and Information Officer at CNH Industrial. Under his leadership, the Company's Digital and Information Technology (IT) organization is focused on securely transforming, developing and running digital solutions that enhance value for its customers and dealers. Mr. Kermisch has over 20 years of experience in technology organizations, in roles of increasing importance across a range of industries, including retail, financial services, software, start-ups, manufacturing, healthcare and professional services. He has extensive experience in building technology organizations and driving operational efficiencies. Marc Kermisch first joined CNH Industrial in 2021 in his current role, also becoming a member of the Company's Senior Leadership Team. Prior to this, Mr. Kermisch held a one-year tenure as Senior Vice President and Chief Technology Officer at OptumRx, a $90B pharmacy benefits management division of United Health Group. From 2019 – 2020, he served as Executive Vice President and Chief Information Officer at Bluestem Brands Inc., a direct to consumer and financial services company, where he led the transformation of its core eCommerce and mobile platforms. For five years, Mr. Kermisch was Vice President and Chief Information & Innovation Officer for Red Wing Shoe Company where he led the shift to consumer and dealer centricity through technology. Previously, Mr. Kermisch has assumed roles of increasing seniority in the field of IT with Xcel Energy, Target Corporation and The Hartford. Marc Kermisch started his career with Imaginet, a web development services company in 1997 as a programmer. Marc Kermisch holds a Bachelor of Arts degree in English from the University of Wisconsin-Madison, in the United States. He serves on the Board of Directors of Salo LLC, a US-based talent firm, and Crew Car Wash, Inc, a US-based full-service car wash company.
Derek Neilson, President, Agriculture
Derek Neilson is President Agriculture at CNH Industrial. He leads the Agriculture Global Business Unit, overseeing all operations, to ensure this segment best serves its customers while sustainably and profitably improving and growing this business. Mr. Neilson has over two decades of experience in CNH Industrial where he has served in roles of increasing responsibility across its Agriculture business, corporate region and manufacturing. He has been a sitting member of the Senior Leadership Team for over 10 years. Derek Neilson assumed his current role in 2019. Prior to this, he served as the Company's ad interim Chief Executive Officer for three quarters of 2018. Alongside this designation, Mr. Neilson continued in his role as Chief Operating Officer for the EMEA region (appointed in 2015) and President of the Commercial Vehicles Products Segment. From 2012 to 2015 he served as Chief Manufacturing Officer, building upon his existing role as Global Head of Agricultural Manufacturing (appointed in 2010). Prior to assuming global responsibility, Mr. Neilson was Vice President of Agricultural Manufacturing in Europe for three years. He began his career with CNH Industrial (then CNH Global) in 1999 at the Company's tractor plant in Basildon, United Kingdom, last serving as Plant Manager before moving to international assignments. Derek Neilson holds a BTEC Diploma in Mechanical and Production Engineering.
Stefano Pampalone, President, Construction
Stefano Pampalone is President Construction at CNH Industrial. He leads this segment's Global Business Unit to attain its strategic and operational targets, all in the service of delivering value to end customers. In this role, Mr. Pampalone has full oversight of product portfolio and development, manufacturing, parts & service and regional operations, in coordination with the corporate regions. Mr. Pampalone's career with CNH Industrial spans over two decades, where he counts significant experience in directing international high growth and emerging markets. He assumed his current role in 2019, in which he continues to sit on the Company's Senior Leadership Team, which he has been a part of from the establishment of CNH Industrial N.V. in 2013. Mr. Pampalone was Chief Operating Officer for the Asia Pacific region from 2013, gaining additional remit responsibility for the Middle East and Africa as General Manager until his current appointment. In order of appointment, he has served as General Manager for the then CNH Global in India, South East Asia and Japan; General Manager of the Agricultural and Construction Equipment Business in India and Pakistan; Business Director for the Agricultural Business in Africa and the Middle East; Marketing Director for Agricultural Equipment in Asia, Africa and the Middle East; and Business Manager Southern Africa and Iran for the Company's agricultural brands. Upon joining New Holland in 1998, Mr. Pampalone's career focused on overseas assignments, first gaining commercial experience in parts and whole goods in Poland, India, Africa and the Middle East. Stefano Pampalone holds an MBA from Profingest Management School (now Bologna Business School) and a bachelor's degree in Engineering from the University of Trieste, both in Italy.
Roberto Russo, Chief Legal and Compliance Officer
Roberto Russo is the Chief Legal and Compliance Officer at CNH Industrial. He advises the governing bodies on the main legal issues and risks concerning the Company. Mr. Russo also serves as Board Secretary to the CNH Industrial Board of Directors. Before being promoted to Senior Vice President and joining the Company's Senior Leadership Team, Mr. Russo served as General Counsel of CNH Industrial from its establishment in 2013, resulting from the merger of CNH Global and Fiat Industrial. He was previously General Counsel and Board Secretary of Fiat Industrial and General Counsel of Fiat Group from 2004 to 2011, where he also served as Board Secretary until 2014. Prior to being named to these roles, he covered roles of increasing seniority within Fiat Group from his joining in 1986. Roberto Russo was admitted to the Italian Bar in 1985 and began his career as an attorney at law in a private firm in Turin, Italy. Roberto Russo holds a Master of Laws (LLM) with Distinction in Corporate and Commercial Law from the London School of

Economics and Political Science, United Kingdom; graduated summa cum laude with a Juris Doctor degree in Law from the University of Turin, Italy; and holds diplomas in Business Law, Finance, and ESG from the University of California, Berkeley School of Law, USA. Mr. Russo has served on several national Italian committees relating to European Union directives and regulations on environmental law, corporate law, antitrust, and financial markets transparency as well as on the Italian legislation committee for quasi-criminal corporate liability.
Code of Ethics
Our Board of Directors has adopted a Code of Conduct which is applicable to all employees, officers and directors, including our principal executive officer, principal financial officer and the principal accounting officer and controller. Our Code of Conduct is intended to meet the definition of “code of ethics” under the SEC rules and regulations. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings. Our Code of Conduct is posted on our website, www.cnhindustrial.com, and may be found as follows: from our main page, first click on "Our Company", then on “Governance” and then on “Code of Conduct.”
Board Practices
CNH Industrial is a company, organized under the laws of the Netherlands, initially formed from a business combination of Fiat Industrial S.p.A. and CNH Global N.V. consummated on September 29, 2013. CNH Industrial qualifies as a foreign private issuer under the applicable rules of the SEC and its common shares are listed on the NYSE and on Euronext Milan.
We are subject to, among other things, the laws of the Netherlands and the laws and regulations applicable to foreign private issuers in the U.S., the Dutch Corporate Governance Code (the “Dutch Code”), the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and the NYSE listing standards, which are of particular significance to our corporate governance. In accordance with the NYSE Listed Company Manual, we are permitted to follow home country practice with regard to certain corporate governance standards. We describe the significant differences between our corporate governance practices and those required (i) under the Dutch Code and (ii) for domestic U.S. listed companies by the NYSE listing standards on our website.
The Board has collective responsibility for the strategy of the Company. During 2022, the Board reviewed and discussed with management, among other things, the Company’s strategy, and the long-term value creation strategies of all of the Company’s individual business segments and their deployment in the regions.
All Board members are expected to attend not less than 75% of all Board and Committee meetings. In addition, Non-Executive Directors are limited to being on not more than four (4) boards of other public companies.
The Board met five times during 2022. The following chart shows the current Board members and their attendance at Board meetings.

Board Member	Heywood	Houle	Buffett	Bastioli	Linehan	Nasi	Tamsons	Sørensen	Wine
Attendance %	100%	100%	100%	100%	100%	100%	100%	100%	100%
Board Composition and Leadership Structure
The positions of Chief Executive Officer and Chair of the Board of Directors are held by two different individuals (Scott W. Wine and Suzanne Heywood, respectively). This structure allows our Chief Executive Officer to focus on our day-to-day business while our Chair provides advice to and oversight of management. The Board of Directors appointed Mr. Léo Houle Senior Non-Executive Director for purposes of best practice provision 5.1.3, and in compliance with best practice provision 2.1.9, of the Dutch Code. The Senior Non-Executive Director is responsible for the proper functioning of the Board of Directors and its Committees.
The non-executive directors believe that in consideration of the size of the Company, the complexity and specific characteristics of the segments in which it operates and the worldwide presence of its business, an adequate and diversified mix of skills, experience and cultures, both general and specific, acquired in an international environment, in relation to the capital goods industry and with respect to general macroeconomics and market globalization issues, as well as the industrial and financial sectors, and other diversity factors (such as gender, race, ethnicity, and country of origin or nationality) are necessary prerequisites to achieve a Board having the appropriate diversification and collegial capabilities, also assured by an appropriate balance between the number of Executive Directors and Non-Executive Directors. Independent Directors – identified as such both pursuant to NYSE and DGCG provisions – have an essential role in protecting the interests of all stakeholders and in the proper composition and functioning of the Board Committees, further described below. It is generally recognized that more diverse boards are more effective in performing their monitoring and advisory activities, due to the variety of professional experience, perspectives, insights, skills and connections to the outside world that diversity can add. Accordingly, the Board will continue to actively seek diverse candidates for possible appointment to the Board; though no formal diversity policy was adopted, the Board has in the past and expects to continue to utilize the services of executive search firms to assist in the identification of qualified and diverse candidates for nomination for appointment to the Board.
The Environmental, Social, and Governance Committee periodically assesses the skills, experience and other attributes of the individual Directors with a view toward ensuring an appropriate level of diversity and ensuring the Directors have the necessary expertise to fulfill their respective duties. In 2022, the Environmental, Social, and Governance Committee conducted such an assessment in connection with its evaluation of candidates to be recommended to the Board for nomination of (re)appointment as a Director.
Committees of Our Board of Directors
Our Board of Directors has established an Audit Committee, a Human Capital and Compensation Committee and an Environmental, Social and Governance Committee. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.
Audit Committee
Our Audit Committee currently consists of Ms. Linehan (Chairperson), Mr. Sørensen and Ms. Tamsons, all of whom are independent, non-executive directors. Under the Audit Committee Charter, the Audit Committee is elected by the Board of Directors and is comprised of at least three members who may be appointed for terms of up to two years, each of whom must be a non-executive director. Member of the Audit committee may be reappointed. Audit Committee members are also required (i) not to have any material relationship with the Company or to serve as auditors or accountants for the Company, (ii) to be “independent”, under the NYSE rules, Rule 10A-3 under the Exchange Act and the DCGC, and (iii) to be “financially literate” and have “accounting or selected financial management expertise” (as determined by the Board of Directors). At least one member of the Audit Committee shall be a “financial expert” as defined in the rules of the SEC and best practice provisions of the DCGC. Our Board of Directors has determined that Vagn Sørensen and Åsa Tamsons are audit committee financial experts. No Audit Committee member may serve on more than four audit committees for other public companies, absent a waiver from the Board of Directors. Unless decided otherwise by the Audit Committee, the independent auditors of the Company, as well as the Chief Financial Officer of the Company, attend its meetings.
The Audit Committee is responsible for, among other things, assisting the Board of Directors’ oversight of: (i) the integrity of the Company’s financial statements, (ii) the Company’s policy on tax planning, (iii) the Company’s financing, (iv) the Company’s application of information and communication technology, (v) the systems of internal controls that management and the Board of Directors have established, (vi) the Company’s compliance with legal and regulatory requirements, (vii) the Company’s compliance with recommendations and observations of internal and external auditors, (viii) the Company’s policies and procedures for addressing certain actual or perceived conflicts of interest, (ix) the independent auditors’ qualifications, independence, remuneration and any non-audit services for the Company, (x) the performance of the Company’s internal audit function and of the independent auditors, (xi) risk management guidelines and policies, and (xii) the implementation and effectiveness of the Company’s ethics and compliance program. The Company has established a separate department for the internal audit function and the head of the internal audit function reports to the Audit Committee, which reviews and approves the annual internal audit plan.
During 2022, the Audit Committee, inter alia, reviewed and discussed the annual and quarterly financial statements (and the independent auditors’ review or audit thereof), the key risks and controls relating to the Company’s information systems, the appropriateness and completeness of the Company's system of internal control, the performance of the Company’s internal audit function, the performance of the Company’s independent public auditors, legal matters facing the Company, and the implementation and effectiveness of the Company's ethics and compliance program.
The Audit Committee met ten times during 2022. The following chart shows the current Audit Committee members and their attendance at Committee meetings.

Audit Committee Member	Linehan	Tamsons	Sørensen
Attendance %:	100%	100%	100%
The Charter for the Audit Committee is available on our web site (www.cnhindustrial.com). The information contained on our web site is not included in, or incorporated by reference into, this annual report on Form 10-K.
Human Capital and Compensation Committee
Our Human Capital and Compensation Committee currently consists of Mr. Houle (Chairperson), Mr. Buffett, Mr. Nasi and Ms. Bastioli. All the members of the Human Capital and Compensation Committee are non-executive directors and all, other than Mr. Nasi, meet the requirements of independence in the current NYSE and SEC rules and regulations and the DCGC.
The Human Capital and Compensation Committee is responsible for, among other things, assisting the Board of Directors in: (i) determining executive compensation consistent with the Company’s Remuneration Policy, (ii) reviewing and recommending for approval the compensation of Executive Directors, (iii) administering equity incentive plans and deferred compensation benefit plans, (iv) discussing with management the Company’s policies and practices related to compensation and issuing recommendations thereon, (v) talent development/talent management and succession plans for the Senior Leadership Team, (vi) the Company's policies and initiatives related to equal employment opportunity, as well as diversity, equity and inclusion, and (vii) the Company's programs designed to measure and improve overall employee engagement.
The Human Capital and Compensation Committee met six times during 2022. The following chart shows the current Human Capital and Compensation Committee members and their attendance at Committee meetings.

Human Capital and Compensation Committee Member	Houle	Buffett	Bastioli	Nasi
Attendance %:	100%	100%	100%	100%
The Charter for the Human Capital and Compensation Committee is available on our web site (www.cnhindustrial.com). The information contained on our web site is not included in, or incorporated by reference into, this annual report on Form 10-K.
Environmental, Social and Governance Committee
Our Environmental, Social, and Governance Committee currently consists of Mr. Nasi (Chairperson), Mr. Buffett, Mr. Houle, and Ms. Bastioli. All members of the Environmental, Social, and Governance are non-executive directors and all, other than Mr. Nasi, meet the independence in the current NYSE and SEC rules and regulations and the Dutch Code.
The Environmental, Social and Governance Committee is responsible for, among other things, assisting the Board of Directors with: (i) the identification of the criteria, professional and personal qualifications for candidates to serve as directors of the Company, (ii) periodic assessment of the size and composition of the Board of Directors, (iii) periodic assessment of the functioning of individual Board members and reporting on this to the Board of Directors, (iv) proposals for appointment of executive and non-executive directors, (v) supervision of the selection criteria and appointment procedure for senior management, (vi) overseeing and evaluating the policies, procedures, and practices related to the environment health and safety of Company employees, (vii) monitoring and evaluating reports on the Company’s sustainable development policies and practices, management standards, strategy, performance and governance globally, and (viii) reviewing, assessing and making recommendations as to strategic guidelines for sustainability-related issues, and reviewing the Company’s annual Sustainability Report.
The Environmental, Social, and Governance Committee met five times during 2022. The following chart shows the current Environmental, Social, and Governance Committee members and their attendance at Committee meetings.

Environmental, Social, and Governance Committee Member	Nasi	Buffett	Bastioli	Houle
Attendance %:	100%	100%	100%	100%
The Charter for the Environmental, Social and Governance Committee is available on our web site (www.cnhindustrial.com). The information contained on our web site is not included in, or incorporated by reference into, this annual report on Form 10-K.
Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

None.

Shareholder Recommendation of Board Nominees

As a foreign private issuer, the Company is permitted to follow home country practice. Further, the Company's common shares and special voting shares are exempt from the proxy rules under the United States Securities Exchange Act of 1934, as amended.

Compliance with Section 16(a) of the Exchange Act

As a foreign private issuer, CNH Industrial, is not subject to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation
Compensation Discussion & Analysis
This Compensation Discussion & Analysis (“CD&A”) provides our shareholders and other stakeholders with information about CNH Industrial’s performance, compensation framework, compensation decisions and associated governance for our Named Executive Officers (“NEOs”) in 2022. Notwithstanding its status as a foreign private issuer, CNH Industrial, as part of a commitment to transparency and shareholder engagements, has voluntarily chosen to include a CD&A that combines the disclosures required under Dutch law and the Dutch Corporate Governance Code (“DCGC”) in the remuneration section of our annual report, with the disclosure of information required to U.S. domestic filers (for example, the compensation of certain executive officers who are not members of our Board).

2022 Named Executive Officers (NEOs)
Scott W. Wine	Oddone Incisa	Derek Neilson	Stefano Pampalone	Kevin Barr
Chief Executive Officer (“CEO”) (Executive Director on the Board of CNH Industrial)	Chief Financial Officer (“CFO”) & President, Financial Services	President, Agriculture	President, Construction	Chief Human Resources Officer (“CHRO”)

Table of Contents
Year In Review | Performance Highlights | Aligning Pay and Performance | CEO Compensation | Key Human Capital & Compensation (“HCC”) Committee Activities	50
Compensation Design | Compensation Philosophy | Strategic Alignment | Compensation Framework | Compensation Policies and Practices	53
Compensation Governance | Role of the HCC Committee | Shareholder Engagement | Use of Market Data | Compensation Risk	56
2022 Compensation Decisions and Outcomes | Base Salary | Annual Cash Incentives | Equity Incentives | New Hire Awards | Benefits	58
Additional Information | HCC Committee Report	65

Annual Bonus		2022 Equity Awards
•	For the CEO, based 100% on corporate performance; for other NEOs a combination of corporate and individual performance	•	CEO equity awards delivered 75% in Performance Share Units (“PSUs”) and 25% in Restricted Share Units (“RSUs”); other NEOs equity awards are delivered 67% in PSUs and 33% in RSUs
•	Corporate performance assessed based on Consolidated Adjusted EBIT Margin, Consolidated Revenue, Cash Conversion Ratio, CO2 Emission Reduction and Accident Frequency Rate	•	Awards vest following a three year performance and/or service period
		•	PSUs vest based on Adjusted EPS, Industrial ROIC and relative TSR
(1) ”Other NEOs” row reflects the average for the non-CEO NEOs calculated in local currency.
Year in Review
Performance Highlights
In 2022, CNH Industrial delivered record results, while overcoming supply chain pressures and increased product costs. In its first year as a pure player in Agriculture and Construction, CNH Industrial achieved full year consolidated revenue of $23,551 million (up 20.8% year over year), net income of $2,039 million (up 13.2% year over year), and combined gross profit margins of 22.0% for our Agriculture and Construction businesses.
As importantly, the Company’s focused execution on key strategic priorities under the leadership of Mr. Wine has reaped considerable value for its shareholders, such as:
•The simplification of the Company’s portfolio transformed CNH Industrial in a pure player in the Agriculture and Construction businesses.
•The absolute total shareholder return (“TSR”) for CNH Industrial kept pace with the S&P 500 Industrial index in 2022 and outpaced it over the past three and five years.
•The acquisitions of Raven and Sampierana have broadened our product and services offering, enhancing capabilities in precision agriculture technology for the Agriculture segment and key excavator products for the Construction Equipment segment, respectively.
•CNH Industrial returned nearly $600 million to shareholders in the form of dividends and share repurchases.
Since Mr. Wine joined the company as its CEO in early January 2021, and through December 31, 2022, cumulative TSR reached 48% compared to 5% for the S&P 500 and 14% for the S&P 500 Industrials.

	Base Period
Company/Index	2020	2021	2022
CNH Industrial	$100	$153	$148
S&P 500	$100	$129	$105
S&P 500 Industrials	$100	$121	$114

Note: TSR calculated based on dividend-adjusted closing prices as defined by Bloomberg Professional Services from Jan. 1, 2021 to Dec. 31, 2022.

CNH Industrial has also outperformed both the S&P 500 and S&P 500 Industrial companies across a range of other metrics.

When compared to the S&P 500:
•CNH Industrial’s two-year adjusted diluted Earnings Per Share (“EPS”) compounded annual growth rate (“CAGR”) of 86.4% would be ranked 90th percentile.
•CNH Industrial’s two-year revenue CAGR of 26.2% would be ranked 80th percentile.
•CNH Industrial’s two-year TSR would be ranked 80th percentile.
•CNH Industrial’s ongoing CEO total target direct compensation would be ranked 70th percentile.
When compared to the S&P 500 Industrial companies:
•CNH Industrial’s two-year adjusted diluted EPS CAGR would be ranked 90th percentile.
•CNH Industrial’s two-year revenue CAGR would be ranked 80th percentile.
•CNH Industrial’s two-year TSR CAGR would be ranked 90th percentile.
•CNH Industrial’s CEO ongoing total direct target compensation would be ranked 80th percentile.
When compared to the Compensation Peer Group:
•CNH Industrial’s two-year EPS CAGR is ranked 90th percentile.
•CNH Industrial’s two-year revenue CAGR is ranked 80th percentile.
•CNH Industrial’s two-year TSR CAGR is ranked 80th percentile.
•CNH Industrial’s CEO ongoing total direct target compensation is ranked 76th percentile.
Note: CAGR calculated based on 2022 fiscal year results or estimates vs. 2020 fiscal year results. Financial information for S&P 500 companies based on information available in Bloomberg Professional Services as of February 14, 2023.
The above results, overseen by Mr. Wine and achieved through contributions across our leadership team and Company as a whole, demonstrate the value of the investments made in our talent over recent years and the effectiveness of our NEOs.
Furthermore, Mr. Wine holds 639,119 shares whose value as of December 31, 2022 exceeds the five-times multiple of base salary under his share ownership guidelines which was required within five years of hire, as he personally invested in the Company’s stock to reach the guideline before his second anniversary. The CEO purchased 200,000 shares of the Company’s common shares in 2021 and a further 150,000 shares in 2022 and held 100% of the 289,119 shares that vested in 2022, electing not to sell any shares to cover tax withholding and paying cash instead. Mr. Wine’s investment of his own money in the Company’s stock constitutes a strong testament of the alignment between Mr. Wine’s and the shareholders’ interests, during his tenure. The Company’s stock ownership policy and executive compensation practices ensure that this alignment with shareholders’ interests will continue over time.
Our executive compensation framework is designed to continue to align and promote the alignment of pay and performance to the benefit of our shareholders.
Aligning Pay and Performance
Our business strategy is focused on enhancing our culture, continuously improving our productivity, and relentlessly innovating to drive profitable growth for our customers, employees, shareholders and all stakeholders. CNH Industrial’s compensation program is designed to motivate our employees to execute this strategy.
Under the leadership of Mr. Wine, CNH Industrial’s financial and operational results, including all of the metrics linked to incentive pay, have not only sequentially increased but have also exceeded the challenging 2022 goals validated by both the HCC Committee and the Board of Directors. Based on the Scorecard summarized below and detailed further in the balance of this CD&A, the Company performance payout factor in respect of 2022 performance was 145.89% of target.

2022 Company Bonus Plan Measure	Weight	Target	Actual	Actual vs. Target	Weighted Payout Factor
Consolidated Adjusted EBIT Margin (%)	40%	11.0%	12.4%	Exceeded Target	60.37%
Consolidated Revenues @ CC(1) ($M)	20%	$22,981	$24,185	Exceeded Target	26.99%
Cash Conversion Ratio	20%	70.0%	79.6%	Exceeded Target	25.49%
CO2 Emissions	10%	-25.0%	-30.6%	Exceeded Target	20.00%
Accident Frequency Rate(2)	10%	0.153	0.146	Exceeded Target	13.04%
Company Performance Payout Factor		100.0%			145.89%
(1)    At constant currency
(2)    Accident Frequency Rate has a declining goal value for maximum payout, so a value lower than target indicates that the achievement level exceeded target.
While no performance-based equity awards vested during fiscal 2022, fiscal 2022 results contribute favorably to the three-year cumulative adjusted EPS, average Industrial ROIC and relative TSR goals attached to PSUs granted in 2021 and 2022.
The NEOs’ remuneration in 2022 was consistent with the Company’s performance and achievement of its strategic objectives. In the Pay versus Performance (“PvP”) section, we elaborate on performance trends for the key metrics and the trends in the CEO compensation and the average of the other NEO’s compensation.
CEO Compensation
Mr. Wine was appointed as CEO of CNH Industrial in 2021, and under his leadership the Company has achieved results that have improved year-over-year, exceeding goals and expectations in a challenging operating environment. At the time of his appointment, the HCC Committee established a market-informed total target compensation package that would remain locked for five years, meaning that regardless of performance there would be no increase in Mr. Wine’s base salary, target annual incentive or target equity incentive grant value. Furthermore, there is no individual performance upside on his bonus payout; in other words, 100% of the bonus payout is exclusively linked to Company performance relative to objective, quantifiable goals. Over 90% of Mr. Wine’s target compensation is variable in nature, whereas 70% of his target compensation is in equity grants that must be held for a minimum of five years following the date of grant, further solidifying long-term shareholder alignment.

CEO Target Annual Direct Compensation
(90% At Risk Variable, 10% Fixed,
73% Performance-Based, 17% Time-Based
70% Long-term with 5-Year Holding)
$3,400,000 , 20%
$12,000,000 , 70%
$1,700,000 , 10%
$9,000,000 , 53%
$3,000,000 , 17%
Base Salary
Target Annual Incentive
Target Annual Equity - RSUs
Target Annual Equity - PSUs

Mr. Wine’s annual incentive payout is based solely on CNH Industrial’s company performance payout factor, which itself comprises objective quantitative performance goals. Based on the achievements summarized above and detailed further in the CD&A, Mr. Wine earned an annual incentive equivalent to 145.89% of target for 2022.
At the time of his appointment and as disclosed in previous Renumeration Reports, the HCC Committee also approved the necessary cash and equity-based payments to secure Mr. Wine’s appointment. These payments are customary when companies intend to attract high-caliber candidates and are intended to replace the compensation that such candidates would be forfeiting with their prior employers. In the case of Mr. Wine such payments had exactly this rationale and were structured to emphasize performance-based equity. This maximized the immediate alignment of his interests with those of our shareholders, other executives, employees more broadly and all of our stakeholders. To address feedback from our shareholders, we have again included a summary of these payments, with additional detail on the various components. This can be found in the “New Hire” section of the CD&A.
Key HCC Committee Activities
In 2022, the HCC Committee approved adjustments to the 2021-2023 long-term incentive (“LTI”) awards due to the impact of the Demerger. As disclosed in the Company’s 2021 report, an equitable adjustment to the number of outstanding LTI awards was approved given the change in the Company’s capital structure. Additionally, the HCC Committee approved revised performance goals for the outstanding three-year PSUs (2021-2023) to account for the Company’s reduced perimeter of operations. The new goals are disclosed in detail in the Equity Incentives section of the CD&A.
Compensation Design
Compensation Philosophy
CNH Industrial’s vision to sustainably advance the noble work of global agricultural and construction workers is supported by a culture that drives long-term results for all shareholders and stakeholders, including our customers and employees. To effectively deliver on this vision in our large, global and complex company as evidenced through the geographic dispersion of our customers, employees and operations, we need to attract and retain highly qualified leaders who are aligned with the Company’s commitments and are effective operators in intricate multinational matrix organizations. Our compensation philosophy and programs are designed to instill a strong performance culture through pay for performance, rigorous performance management and Company goal-aligned incentives.

Principle	How we achieve this at CNH Industrial
Align pay with strategy	Compensation is linked to achievement of goals that align with our objectives
Pay for performance
Compensation is based on merit, taking into account Company performance, individual performance and promotion of Company values
The majority of the NEOs’ compensation is delivered through short and long-term at-risk elements

Align pay with long-term shareholder value creation
Performance goals align with the interests of our shareholders and other stakeholders
LTIs are delivered in CNH Industrial stock, with PSUs subject to a relative TSR modifier
Shareholder ownership guidelines reinforce long-term thinking and a focus on sustainable value creation

Provide competitive compensation opportunities	Compensation levels are set to be competitive relative to a clearly defined, comparable, market-reference peer group, that targets a median revenue broadly aligned with CNH Industrial
Encourage prudent risk-taking
Incentives are designed to discourage unnecessary or excessive risk taking
Policies (e.g., Compensation Recoupment Policy) encourage long-term thinking and safeguard against high-risk behaviors through claw-back policy

Strategic Alignment
Five priorities underpin CNH Industrial’s strategic roadmap and are reflected across our compensation programs. The measures that we use to determine compensation under our compensation programs, in particular with respect to our annual bonus and PSU awards, seek to align our NEO’s compensation with our commitment to drive results for all of our stakeholders.

STRATEGIC PRIORITIES
	Customer Inspired Innovation	Technology Leadership	Brand & Dealer Strength	Operational Excellence	Sustainability Stewardship
Financial Measures
Annual Bonus
Consolidated Adjusted EBIT Margin Measures our success in optimizing productivity and focuses on profitable product and services sales mix	x	x	x	x	x
Consolidated Revenues Measures our success in boosting customer demand for our products	x	x	x	x
Cash Conversion Ratio Measures our success in working capital management and encourages informed capital expenditure decision-making				x	x

Environmental, Social & Governance (“ESG”) Measures
Annual Bonus
CO2 Emissions Measures our success in promoting energy efficient operations	x	x		x	x
Accident Frequency Rate Measures our success in improving workplace safety and encourages accountability for preventative action				x	x

PSUs
Adjusted EPS Measures our success in delivering bottom-line earnings	x	x	x	x	x
Return on invested capital (industrial activities) Measures our success in efficiently using capital	x	x		x	x
Relative TSR Measures our success in delivering superior market returns	x	x	x	x	x
Compensation Framework
The following table summarizes the fundamental purpose and features of our core compensation elements for our NEOs in 2022.

Element and Purpose	2022 Target Compensation Mix		Key Features and Pay for Performance Rationale
	CEO	Other NEOs (1)
Base Salary Attract and retain well-qualified executives; provide sufficient fixed pay to discourage inappropriate risk-taking			•Fixed cash compensation •Target at median reference for relevant benchmark •Set based on the NEO’s role, market data, skills, geographic scope and prior experience

Element and Purpose	2022 Target Compensation Mix		Key Features and Pay for Performance Rationale
	CEO	Other NEOs (1)
Annual Bonus Focus and drive near-term business priorities; motivate achievement of objectives critical to annual operating and strategic plans, safety and sustainability.
•At-risk variable cash compensation
•Earned based on achieving quantifiable performance objectives
•For any incentive to be earned, a minimum level of Consolidated Adjusted EBIT Margin must be achieved
•No guaranteed minimum
•Threshold provides for 30% of the target opportunity
•Maximum capped at 200% of the target opportunity
•CEO’s incentive is based 100% on Company performance; other NEOs’ incentive is based on a combination of Company performance and an individual performance modifier range of 0%-125%
•Subject to the Compensation Recoupment Policy (clawback)(2)

Long-term Equity Incentives
Encourage achievement of long-term strategic objectives; encourage stock ownership and retention; motivate sustainable value creation; align NEOs’ interests with those of shareholders

•Incentive linked to long-term value creation
•Target awards combine PSUs (75% CEO; 67% other NEOs) and RSUs (25% CEO; 33% other NEOs)
•At-risk variable PSUs earned three years from grant based on achieving quantifiable performance objectives, with the maximum number of shares that can be earned capped at 200% of target
•CEO awards subject to a five-year holding period from the date of grant
•Subject to the Recoupment Policy (clawback)(2)

Benefits and Contractual Agreements Attract and retain well-qualified leaders by providing post-employment security and other benefits	-	-
•See Benefits Summary table by NEO in the Benefits Section
•Alignment with local market norms extended to other employees
•Certain provisions and contractual terms for certain Senior Leadership Team members

(1) “Other NEOs” column reflects the average for the non-CEO NEOs calculated in local currency.
(2) No variable remuneration has been clawed-back, and no variable remuneration has been adjusted retroactively from Executive or Non-Executive Directors or Other NEOs as no relevant occurrence was identified.

Compensation Policies and Practices
Our compensation framework is supported by various Company policies and practices that further support our compensation philosophy and reflect our high corporate governance standards. Our policies also reflect the global nature of our executive leadership team and are designed to align with local market norms where relevant.

•Set challenging performance targets with pre-determined stretch goals set at the beginning of the performance period
•Pay for performance, balancing short- and long-term time horizons, conducting scenario analyses to assess alignment
•Deliver the majority of NEO compensation in the form of at-risk, performance-based pay
•Maintain robust stock ownership guidelines
•Apply a clawback policy to all incentive pay
•Consider pay ratios when establishing NEO compensation
•Operate a simple, transparent structure with goals, values and performance management that cascades through the Company
•Double trigger equity treatment applies on a change in control

•Apply a five-year holding period to CEO equity awards from the date of grant
•Encourage prudent risk taking and design programs that do not encourage unnecessary or excessive risk
•Apply compensation caps to incentive outcomes (200% of target) and permit no payout for performance below threshold
•Prohibit guaranteed compensation and loans for NEOs
•Avoid excessive compensation practices
•Engage with our shareholders to inform decision making

Compensation Governance
Role of the HCC Committee
The HCC Committee is comprised of four directors, three of whom are independent, and is responsible for oversight of executive compensation, the Company’s remuneration policy, compensation of non-executive directors, and broader human capital management matters, in accordance with Dutch laws and the DCGC.
In undertaking its role, the HCC Committee has continued interaction with the CEO, Executive Chair and other members of the senior leadership team, including the CHRO and Head of Total Rewards. No individual is present when the HCC Committee considers and discusses matters concerning such individual’s compensation. The Company also engages a compensation consultant, Willis Towers Watson (“WTW”), who routinely provides support to the HCC Committee upon request, across a broad range of compensation matters, inclusive of peer group development, market benchmarking and incentive compensation design. The HCC Committee invites WTW to attend meetings at their discretion.

Shareholder Engagement
An important input in the HCC Committee’s discussions and review of CNH Industrial’s compensation practices are the views of our shareholders.
While a majority of our shareholders are supportive of our approach to executive compensation, as evidenced by the fact that 69.8% of shares advised positively in relation to our remuneration report at our 2022 annual general meeting, a minority of shareholders did not support the application of our remuneration policy in 2021.
To better understand shareholders’ perspectives on our executive compensation programs, in 2022, we engaged with a sizable number of our largest shareholders in conversations on executive compensation, governance and sustainability, who provided valuable insights. The outreach effort was led by Mr. Houle, Chair of the HCC Committee, and included members of our Executive Compensation, Legal and Compliance and Investor Relations teams. The following is what we heard and provided clarity on:

What We Heard	CNH Industrial Response
Lack of details regarding the CEO’s go-forward equity grant opportunity as a result of the transition to annual awards	We have sought to enhance the clarity of our compensation disclosures in this year’s CD&A
Request for further information regarding the level of the CEO’s compensation and the potential maximum payouts
CNH Industrial prides itself on the fact that the majority of NEO compensation is at-risk variable pay (73% for our CEO and an average of 59% for our other NEOs), delivered through annual bonus and PSUs.
The majority of at-risk variable pay is delivered in CNH Industrial equity in the form of PSUs whose value: i) will depend only on achievement of pre-set goals closely aligned with shareholders’ interests and ii) will vary based on our performance relative to pre-set goals and CNH Industrial’s stock price performance between the grant date and vesting date.
With the RSU element of pay, which has the function of retaining very effective leadership, the CEO has 70% of his target compensation tied to equity, which further ties this portion of CEO’s compensation to shareholders’ interests.
As a result of our exceptional performance over the last two years, the equity incentives awarded in 2021 (2020 for NEOs) are currently expected to achieve the maximum predetermined performance goals , and will reflect our stock price appreciation over that period to the extent 2023 performance reflects our current expectations.
While this combined with the shares appreciation, may result in potential values that are much higher than the fair values as of the grant date, this possibility reflects our alignment of pay and performance as well as the favorable effects of our leadership’s actions on our long-term shareholders, who over the same period have benefited from strong stock price returns and robust return of cash initiatives (buy back and dividends).
Mr. Wine’s total compensation package was fixed on appointment and will not increase prior to 2026, during which time the overhand/surplus to market median will reduce, and while this compensation package is in the upper percentile relative to our compensation peer group, the HCC Committee and the Board determined this pay package was necessary to secure Mr. Wine’s appointment (also to compensate him for the forfeited compensation package at his previous company) and was in the best interests of our shareholders, employees and broader stakeholders

Several shareholders expressed an interest in seeing CNH Industrial adopt ESG performance measures in our long-term incentives, to supplement our market-leading use of CO2 Emission reduction and Accident Frequency goals in the annual cash incentive plan. Market data from S&P 500 companies and peer group show specific and weighted ESG in LTI metrics in the industrial sector are uncommon. ESG priorities are reflected in sustainability stewardship being a top five strategic initiative while safety is a top five employee area, and we cascade the ESG goals to LTI participants. We believe in embedding the sustainability measures at the individual level to reinforce their priority and impact results across the board. The HCC Committee will reconsider this feedback in future reviews of the incentive framework.

As an international company, with a global shareholder base, we believe that it is important for us to understand and consider the diverse views of our shareholders and other stakeholders, which we seek to balance when reaching decisions on compensation. Through various forms and levels of engagement, we have solicited input from shareholders with ownership combined interests surpassing 40% in aggregate (including Exor excluding special voting rights). CNH Industrial remains committed to maintaining an ongoing dialogue with our major stakeholders and reaching out to shareholders to consider their views on the compensation formulation process.
Use of Market Data
The Company periodically benchmarks its executive and NEO compensation programs utilizing a pre-approved peer group. In 2022, the HCC Committee approved a revised peer group, which reflects CNH Industrial’s diverse business and revenues, the completion of the Demerger , and the associated impact on CNH Industrial’s size and primary industry classification (the “2022 Compensation Peer Group”).
While CNH Industrial is headquartered in Europe, the U.S. market has a prominent impact on our business. This is evident as after the Demerger, although we are listed on the New York Stock Exchange (“NYSE”) alongside and the Borsa Italiana (the Italian stock exchange), majority of the trading has shifted to the NYSE. Further evidence is supplied by our strong commercial presence in the U.S., the robust returns generated by such presence, the high concentration of our peer companies and competitors in the U.S., the talent markets in which we operate, and the nationalities represented in our leadership team. Accordingly, our compensation peer group appropriately reflects this reality.
Consistent with prior years, the 2022 Compensation Peer Group is comprised of a combination of companies based in the U.S. and Europe with a view to positioning CNH Industrial around the median of key financial scoping criteria, primarily revenue and market capitalization. At the time the 2022 Compensation Peer Group was approved by the HCC Committee, CNHI ranked at the 46th percentile on projected 2022 revenue, and the 38th percentile on market capitalization amongst its peers.

CNH INDUSTRIAL 2022 COMPENSATION PEER GROUP (the “2022 Compensation Peer Group”)
	European-Listed Companies	US-Listed Companies
New peers in 2022	ACS, Actividades de Construcción y Servicios, S.A. Alstom SA KION GROUP AG Sandvik AB	Illinois Tool Works, Inc. Parker-Hannifin Corporation Westinghouse Air Brake Technologies Corporation
Retained peers from 2021	AB Volvo Continental AG	AGCO Corporation Caterpillar Inc. Cummins Inc. Deere & Company General Dynamics, Inc. PACCAR, Inc
Prior peers removed for 2022 given reduced relevance following the Demerger	BAE Systems plc Rolls-Royce Holdings plc Traton SE Valeo SA	Honeywell International, Inc. Magna International

When benchmarking compensation for NEOs other than Mr. Wine, the Company considers a combination of available data for this peer group and survey data provided by its consultant, WTW. Similar principles are used in identifying survey peers based on size and industry applicability. In assessing compensation levels, the Company primarily references median figures, considering various factors, such as location and scope of role, in setting individual NEO pay relative to median.

Compensation and Risk
CNH Industrial is committed to maintaining and enhancing a culture focused on integrity and accountability. The Company has adopted several policies, including those detailed below, that reflect our culture as well as our compensation principles of aligning executives’ interests with long-term shareholder value creation and encouraging prudent risk taking.

Stock Ownership Requirements
Our NEOs are subject to robust stock ownership guidelines, which require them to build up an interest in CNH Industrial stock over time as summarized below.

Minimum Requirements	CEO: five-times base salary with an interim milestone of two and a half-times base salary as of December 31, 2022 Other NEOs: three-times base salary
Time Horizon	Within five years of policy implementation (2021) or an NEO’s date of appointment as applicable
Counted Equity Interests	Beneficially owned shares or shares in which the executive has a beneficial interest, e.g., owned by a spouse Unvested equity awards do not count towards the requirement
Retention Requirement	The CEO must hold vested shares for five years from grant date Other NEO’s must hold 50% of net shares following vesting until the stock ownership requirement is met

At the end of 2022, all NEOs were progressing towards their stock ownership requirement within the permitted five-year time horizon or in compliance with their respective stock ownership requirement.

Compensation Recoupment Policy
Our compensation recoupment policy (the “Compensation Recoupment Policy”) authorizes the Company to recover, or “clawback,” incentive compensation with the ability to retroactively adjust if any cash or equity incentive award was predicated upon achieving financial results and the financial results are subsequently subject to an accounting restatement.

Covered Employees	All current or former executive officers
Triggering Events	Substantial accounting restatements of financial results that informed incentive outcomes, regardless of fraud or misconduct
Covered Compensation	Awards made under our equity incentive plan, which encompasses all incentive compensation awarded to NEOs including annual cash incentives under the Company Bonus Plan (“CBP”) and equity grants of PSUs and RSUs. The Company reserves the right to recoup excess amounts over that which would have been paid under an accounting restatement to the extent practicable.
Time Horizon	Incentive compensation received during the three-year period preceding the date on which the Company is required to prepare an accounting restatement
No recoupment of incentive compensation was warranted under any of the Company’s incentive plans during 2022.

2022 Compensation Decisions and Outcomes
The following sections detail NEO compensation and incentive outcomes for 2022 and explain the impact of the Demerger on the 2021-2023LTI awards as approved by the HCC Committee in 2022.
Base Salary
None of our NEOs’ base salaries were increased in 2022. As previously disclosed, the CEO’s target compensation, including his base salary, is fixed for the five-year duration of his employment agreement.

Named Executive Officer	2021 Base Salary (USD)[1]	2022 Base Salary (USD)[1]	Increase
Scott W. Wine	1,700,000	1,700,000	—%
Oddone Incisa	663,421	663,421	—%
Derek Neilson	580,389	580,389	—%

Stefano Pampalone	524,056	524,056	—%
Kevin Barr	500,000	500,000	—%
1 The non-US base salaries of Messrs. Incisa, Neilson, and Pampalone are converted to U.S. dollars at the 2022 full year average exchange rate for both 2021 and 2022 for a constant currency comparison per the following table:

NEO	Local Currency	2022 Average Exchange Rate
Oddone Incisa	EUR	1.053
Derek Neilson	GBP	1.2348
Stefano Pampalone	CHF	1.0481
Annual Cash Incentive
Our NEOs’ annual variable compensation, delivered under the CBP, is contingent on the achievement of pre-established, rigorous financial measures and other designated performance objectives, such as ESG KPIs. The goals of our incentive plans align to our five strategic priorities which, in addition to customer service, emphasize safety, quality, delivery and profitability for all stakeholders. Awards under our CBP are subject to our Compensation Recoupment Policy.

TARGET BONUS OPPORTUNITY	X	COMPANY PERFORMANCE	X	INDIVIDUAL PERFORMANCE	=	EARNED BONUS
75% - 200% of year-end salary		0 – 200% of target		CEO: 0-100% of target; Other NEOs: 0 – 125% of target		To earn any bonus, a threshold hurdle rate of Consolidated Adjusted EBIT Margin must be achieved
Subject to an overall cap of 200% of target

The HCC Committee approved the 2022 compensation design with reference to CNH Industrial’s strategic priorities, communicated goals and market practices. With respect to any annual bonuses, a threshold hurdle rate of Consolidated Adjusted EBIT Margin must be achieved. Company performance is assessed based on three financial performance measures and two ESG measures, with established threshold, target and maximum goals. Achieving threshold performance earns 30% of the target opportunity, and maximum performance earns 200% of the target opportunity.

2022 CBP Measures(1)	Weight	Definition
Consolidated Adjusted EBIT Margin %	40%	Consolidated Adjusted EBIT divided by Consolidated Revenues, goal must be achieved for plan to pay out
Consolidated Revenues @CC $	20%	Consolidated Revenues in constant currency
Cash Conversion Ratio %	20%	Free Cash Flow of Industrial Activities divided by Adjusted Net Income
CO2 Emissions %	10%	Reduction in emissions versus 2018, measured as percentage change in tons of CO2 emissions per hours of production in the manufacturing processes
Accident Frequency Rate	10%	Number of injuries divided by the number of hours worked multiplied by 100,000
(1)We make adjustments to U.S. GAAP financial measures for purposes of our financial performance measures to ensure the results properly reflect management contributions.

CBP Outcomes
The following goals and achievements applied for 2022, with the HCC Committee approving a Company performance payout factor of 145.89% of target.

Measure(1)	Weight	Threshold	Target	Maximum	Actual	Actual vs. Target	Weighted Payout Factor
Consolidated Adjusted EBIT Margin	Hurdle(2)		7.7%		12.4%	Exceeded
Consolidated Adjusted EBIT Margin	40%	9.6%	11.0%	13.7%	12.4%	112.7%	60.44%
Consolidated Revenues @ CC ($M)	20%	$20,108	$22,981	$26,428	$24,185	105.2%	26.99%
Cash Conversion Ratio	20%	59.5%	70.0%	105.0%	79.6%	113.7%	25.49%
CO2 Emissions	10%	-23.8%	-25.0%	-28.8%	-30.6%	122.4%	20.00%
Accident Frequency Rate(3)	10%	0.161	0.153	0.130	0.146	95.4%	13.04%
Company Performance Payout Factor		30.0%	100.0%	200.0%			145.89%
(1) We make adjustments to U.S. GAAP financial measures for purposes of our financial performance measures to ensure the results properly reflect management contributions.
(2) If this hurdle level of Consolidated Adjusted EBIT Margin is not achieved, no annual cash incentive will be paid, regardless of the level of performance achievement in respect of the other measures
(3) Accident Frequency Rate has a declining goal value for maximum payout, so a value lower than target is an exceeds target achievement.

While the CEO is only subject to the company performance payout factor and any negative discretion applied by the HCC Committee, other NEOs’ awards are also subject to an individual performance factor, which can range from 0% - 125%, based on achievements against previously determined performance goals. Following an assessment of individual performance during 2022, the HCC Committee approved individual performance factors ranging from 90%-125% of target.
The table below summarizes the resulting annual cash incentives in U.S. dollars earned by the NEOs under the CBP in respect of 2022 performance, which were paid in March 2023:

Named Executive Officer	Target Annual Cash Incentive (USD)(1)	2022 Earned Annual Cash Incentive (USD)(1)	% of Target Cash Incentive Earned in 2022
Scott W. Wine(2)	3,400,000	4,960,300	145.89%
Oddone Incisa	663,421	1,064,632	160.48%
Derek Neilson	580,389	1,058,407	182.36%
Stefano Pampalone	524,056	688,086	131.30%
Kevin Barr	375,000	601,800	160.48%
(1) The non-U.S. target and earned annual cash incentives of Messrs. Incisa, Neilson, and Pampalone are converted to U.S. dollars at the 2022 full year average exchange rate as previously disclosed in the Base Salary section above.
(2) See the breakout of Mr. Wine’s CBP payment by each KPI in the Dutch disclosures section of the report.
Equity Incentives
Our equity incentives delivered under our LTI plan are a vital component of our NEOs’ overall reward packages. Equity incentives support our long-term strategy and recognize our NEOs’ leadership and the achievement of our strategic objectives. As of 2022, the Company grants equity awards on an annual basis, whereas awards granted in and prior to 2021 were made on a ‘front-loaded’ basis, meaning awards were generally made once every three years. This change was made in response to shareholder feedback, to better align our design with competitive market norms, to enhance the retention impact of our awards, and to maximize alignment with our strategic priorities. Equity is delivered in a combination of PSUs and RSUs, both of which are subject to the terms of our Compensation Recoupment Policy. The Company does not pay dividends or dividend equivalents on PSUs and RSUs.

Named Executive Officer	Target Annual LTI Opportunity (USD)[1]	PSU Weight	RSU Weight
Scott W. Wine	12,000,000	75.0%	25.0%
Oddone Incisa	2,487,827	67.7%	33.3%
Derek Neilson	2,176,458	67.7%	33.3%
Stefano Pampalone	1,048,113	67.7%	33.3%
Kevin Barr	1,000,000	67.7%	33.3%
1The non-U.S. target LTI of Messrs. Incisa, Neilson, and Pampalone are converted to U.S. dollars at the 2022 full year average exchange rate as previously disclosed in footnote under the Base Salary section.
Mr. Wine is required to hold any shares that vest for a period of up to five years from the date of grant. Other NEOs are required to hold 50% of net shares that vest to the extent that they have not achieved their stock ownership guideline.
2022-2024 Performance Share Unit (“PSU”) Awards
The performance measures for the 2022 PSU awards comprise two weighted financial metrics and a modifier based on CNH Industrial’s TSR performance relative to a group of our peers. All measures are calculated over the period of 1.1.2022 – 12.31.2024.

50% Adjusted EPS	+	50% Industrial ROIC	x	0.75x – 1.25x Relative TSR Multiplier	=	FINAL PAYOUT

2022-2024 PSU Measures(1)	Weight	Definition
Adjusted EPS	50%	Net income (loss) excluding any nonrecurring items (after tax), divided by the weighted average outstanding number of common shares on a fully diluted basis, measured on a cumulative basis
Industrial ROIC	50%	Adjusted EBIT (after-tax) divided by Average Industrial Invested Capital, calculated as a three-year average
Relative TSR	Modifier	Three-year TSR measured relative to peers (see further detail below)
(1) We make adjustments to U.S. GAAP financial measures for purposes of our financial performance measures to ensure the results properly reflect management contributions.
The payout ranges for our PSU awards range from a threshold of 50% of target to a maximum of 200% of target for outstanding performance. If the threshold performance goals are not achieved, none of the PSUs will vest.

			Cumulative 2022 – 2024 Adjusted EPS
			< Threshold	Threshold	Target	Outstanding			Relative TSR Modifier
			< $3.88	$3.88	$4.56	≥ $5.54
Average 2022 -2024 Industrial ROIC	Outstanding	≥ 20.2%	100%	125%	150%	200%	X	Outstanding	≥ 75th Percentile	1.25
	Target	18.0%	50	75%	100%	150%		Target	50th Percentile	1
	Threshold	15.3%	25%	50%	75%	125%		Threshold	≤ 25th Percentile	0.75
	< Threshold	< 15.3%	0%	25%	50%	100%
PSU payouts are pro-rated for performance between the threshold, target and outstanding performance goals. The maximum payout is subject to an overall cap of 200% of target.

Relative TSR performance will be assessed against a single peer group of sixteen companies that reflect both the agriculture and construction equipment aspects of our business.

Agriculture Peers	Construction Equipment Peers		Composite Peers (Agriculture and Construction Equipment)
AGCO Corporation	AB Volvo	Komatsu Ltd.	Bucher Industries AG
Husqvarna AB	Alstom SA	Sandvik AB	Cummins Inc.
Kubota Corporation	Caterpillar Inc.	Terex Corporation	Deere & Company
The Toro Company	Kion Group AG	Westinghouse Air Brake Technologies Corp	Trimble Inc.
Performance in respect of all measures will be assessed over the three-year period ending December 31, 2024.
2022 RSU Awards
The 2022 RSU awards also vest on a cliff basis, following the conclusion of a three-year period, subject to continued service and satisfactory individual performance.

2021 – 2023 PSU Awards
As a result of the Demerger in 2022, the performance period of the 2021-2023 PSU awards spans pre- and post-Demerger periods. The HCC Committee realigned the performance conditions for the proportional post-Demerger CNH Industrial scope of business operations only. The HCC Committee sought to ensure that the performance goals remained challenging and reflected the same degree of stretch after the perimeter adjustment.
The 2021 PSU awards were subject to a similar performance matrix used for the 2022 PSUs, assessing cumulative Adjusted EPS, average Industrial ROIC and a relative TSR modifier. To reflect the Demerger, the HCC Committee approved updated Adjusted EPS and Industrial ROIC goals to simply reflect CNH Industrial’s contributions pre- and post-Demerger. In addition, the HCC Committee determined that the TSR component would be assessed relative to the original peer group for 2021 performance, and the updated peer group disclosed in respect of the 2022 PSUs for the remaining two years of the performance period. The resulting modifier would be weighted one-third based on 2021 performance and two-thirds based on 2022 – 2023 performance when approving a final outcome.
The adjusted 2021– 2023 performance goals, restated to reflect CNH Industrial’s (off-highway) performance contributions contemplated in the original goals are as follows:

			Cumulative 2021 – 2023 Adjusted EPS
			< Threshold	Threshold	Target	Outstanding			Relative TSR Modifier
			< $1.67	$1.67	$2.09	≥ $2.51
Average 2021 – 2023 Industrial ROIC	Outstanding	≥ 12.0%	100%	125%	150%	200%	X	Outstanding	≥ 75th Percentile	1.25
	Target	10.1%	50%	75%	100%	150%		Target	50th Percentile	1.00
	Threshold	8.4%	25%	50%	75%	125%		Threshold	≤ 25th Percentile	0.75
	< Threshold	< 8.4%	0%	25%	50%	100%

The relative TSR modifier for 2021 has been assessed relative to the original peer group which comprised AB Volvo, AGCO Corporation, Caterpillar Inc., Cummins Inc., Deere & Company, Komatsu Ltd., Kubota Corporation, PACCAR Inc., and Traton SE. CNH Industrial ranked first relative to these companies for 2021, and so one-third of the final relative TSR modifier will be scored at 1.25. Two-thirds of the modifier will be based on CNH Industrial’s performance relative to the peer group disclosed in respect of the 2022 PSUs for the final two years of the performance period.

As with the 2022 PSUs, payouts are pro-rated for performance between the threshold, target and outstanding performance goals, and the maximum payout is subject to an overall cap of 200% of target.

New Hire Awards
When the HCC Committee and/or the Board determine it appropriate, the Board, at the recommendation of the HCC Committee, may approve additional compensation associated with the recruitment of new executives. In relation to the recruitment and appointment of Mr. Wine as CEO, effective January 2021, the HCC Committee recommended, and the Board approved, payments to secure Mr. Wine’s appointment. As disclosed in 2021, these payments were made to compensate Mr. Wine for amounts that he was forfeiting with his prior employer upon accepting the role at CNH Industrial.

Replacement For	Vehicle	Key Terms	Value
Forfeited 2020 annual cash incentive	Cash
Intended to replace Mr. Wine’s fully earned but unpaid annual cash incentive for 2020 performance
Paid to Mr. Wine in April 2021 and included in the bonus column of the Summary Compensation Table for 2021
Total: $1,573,000 2021: $1,573,000
Forfeited 2018–2020 long-term incentive awards	Cash
Intended to replace portions of Mr. Wine’s LTI awards granted in 2018, 2019 and 2020 for which he had contributed to the performance achievement of but would not earn and weren’t covered by CNH Industrial’s 2021-2023 front-loaded target LTI awards described below
Replacement value will be paid in three cash installments in 2022, 2023 and 2024 broadly aligned to the timing and values of the original awards that would have vested at his prior employer
The agreed amount reflects the estimated performance achievements and value associated with the underlying awards for the time Mr. Wine was employed
The first payment was made in 2022 and is included in the bonus column of the Summary Compensation Table for 2022
The payments are payable in the event of a Qualifying Termination but would be forfeited if the CEO voluntarily terminated prior to the payment dates.
Total: $7,578,000 2022: $4,248,000 2023: $2,355,000 2024: $975,000
Equity
The one-time 3X annual target LTI award served multiple purposes:
Using 2X of the RSU awards ($6 M) in addition to the Cash LTI Sign-On ($7.578 million noted above) to compensate Mr. Wine for the total value of his 2018, 2019 and 2020 LTI awards forfeited with his prior employer on joining CNH Industrial, an estimated total value of $13.578 million at the time of the offer
Using 1X each of the RSUs and PSUs to cover the annual target LTI award for the 2021 grant cycle for the 2021-2023 performance period, and providing the remaining 2X PSUs as a one-time highly leveraged at risk PSU award to incentivize Mr. Wine to join and be immediately invested in the long-term success of CNH Industrial and aligned with shareholder interests
The majority of the award was delivered in PSUs with performance conditions consistent with those applicable to other 2021–2023 NEO PSU awards. The value of these awards is included in the Stock Awards column of the Summary Compensation Table for 2021
The on-going annual LTI awards are $12M at target.
2021 grant date fair value: $36,090,720 75% in PSUs 25% in RSUs
As a result of payments being staggered to align with the LTI awards Mr. Wine forfeited on joining CNH Industrial, amounts will appear in our Summary Compensation Table for 2022, as well as 2021, 2023 and 2024. No other new hire or one-time awards were made to our NEOs during 2022.
Mr. Wine’s first two years with CNH Industrial have been impressive, with stellar financial results, reinforcing the HCC Committee’s conviction that the right candidate was selected and the use of performance-based equity in his buyout was appropriate. As a result, the value of his outstanding compensation is positively linked to the Company’s performance. For further discussion, see the “Pay versus Performance” section of this CD&A.
The HCC Committee considered multiple factors when establishing Mr. Wine’s ongoing target compensation, including what was considered appropriate to secure and retain a high-caliber leader with an exceptional track record who previously had a highly competitive compensation arrangement. As previously discussed, Mr. Wine’s regular annual target compensation is fixed through 2025 and totals $17.1 million, with 73% tied to the Company’s performance and 70% in CNH Industrial equity awards.

Benefits
CNH Industrial seeks to align NEO benefits with local market norms and to provide eligible NEOs with participation in broader employee benefits programs offered in the countries where each NEOs is based. Some provisions are specific to the NEO’s Senior Leadership Team role. The following table summarizes the key benefits offered to each of the NEOs:

Benefits Summary		Wine, Scott W.	Incisa, Oddone	Neilson, Derek	Pampalone, Stefano	Barr, Kevin
		CEO	CFO & President, Financial Services	President, Agriculture	President, Construction	CHRO
Post-Employment Benefits	Defined Contribution(1)	401k & NQ Deferred Compensation Plans	Italy contract DC Plan: FIPDAF	U.K. DC plan: GPP and supplemental benefits	Swiss DC plan: LPP (second pillar)	401k & NQ Deferred Compensation Plans
	Pension(2)	N/A		Closed DB effective Feb 1, 2020; prior service benefits	N/A
	U.S. Retiree Healthcare(3)	Vests after five years CEO service and minimum age of 55	N/A			Vests after three years SLT service and minimum age of 55
Other Benefits	Car Benefit(4)	Per country lease car policy			Reimbursement in lieu of Swiss leased car	Per country lease car policy
	Personal Usage of Corporate Aircraft(5)	limited to 175 flight hours per year	N/A
	Benefit Allowances(6)	N/A			Legacy international transfer benefits	N/A
	Tax Equalization(7)	N/A				N/A
Contractual Agreements	Country of Agreement	U.S. employment agreement	Italy national contract plus 2019 SLT terms agreement	U.K. employment agreement with union provisions plus 2019 SLT terms agreement	Swiss employment agreement plus 2019 SLT terms agreement	U.S. employment agreement
	Restrictive Covenants(8)	One year Non-Compete and Non-Solicitation	One year Non-Compete and Non-Solicitation	Two year Non-Compete and Non-Solicitation	One year Non-Compete and Non-Solicitation	Two year Non-Compete three year Non-Solicitation
	Severance(9)	12 months	34 months	24 months	17 months	24 months
(1) All of the NEOs participate in the defined contribution plans in their respective countries. In the U.S., CNHI Industrial also has a non-qualified deferred compensation plan that allows contributions over the qualified 401(k) plan limits to continue plus allows additional elective deferrals. There are no supplemental plans offered by the Company in Italy or in Switzerland. For Mr. Neilson, contributions made into the U.K. GPP are over tax limits and as such are taxable which the Company covers. Additional supplemental contributions are paid as he earns them and are his tax responsibility.
(2) Mr. Neilson has a U.K. defined benefit that has been closed to service accruals as of February 1, 2020.
(3) Messrs. Wine and Barr are eligible for post-employment supplemental retiree healthcare if they remain employed until age 55 and have five years as CEO and three years as Senior Leadership Team member service, respectively.
(4) Senior Leadership Team members' benefits follow their respective country's lease car policy with the exception of a larger variety of brands/models are available, if available in their country. Mr. Pampalone receives reimbursement for car leased in Italy in lieu of Swiss leased car. Mr. Barr elects not to use the leased car benefit available per the U.S. policy for Executives.
(5) The CEO's personal use of private aviation for commuting from his residence to Chicago is limited to 100 flight hours per year and additionally for a maximum of 75 hours per year of other personal travel. Any taxes associated with the use of the aircraft will be the sole responsibility of the CEO.
(6) Mr. Pampalone receives an annual housing allowance of CHF 30,000, taxable to him, as part of a legacy agreement when he transferred to Lugano Switzerland from Italy in December 2012.
(7) Mr. Pampalone’s position is based in Lugano, Switzerland but also maintains tax residency in Italy. Per his employment agreement, he is tax equalized to Switzerland taxes, meaning the Company pays any higher Italy taxes, net (grossed up).

(8) There is no additional compensation during the restrictive covenant period(s) as their Senior Leadership Team terms and conditions are deemed full consideration for the restrictions.
(9) See the table for "Potential Payments at Termination" for estimates based on eligibility as of December 31, 2022 and explanation of benefits. The eligible pay for Mr. Incisa’s months of severance is base salary, the average of 3-year bonus and car benefit. The other NEO’s eligible pay is base salary.
Additional Information
HCC Committee Report
The HCC Committee has reviewed and discussed with management the CD&A set forth above. Based on such review and discussions, the HCC Committee recommended to the Board that the CD&A be included in this Form 10-K for filing with the SEC and in the Remuneration section of our Annual Report.

Léo W. Houle (Chair)
Alessandro Nasi
Catia Bastioli
Howard W. Buffett

Executive Compensation Tables
In this section, we provide tabular and narrative information regarding the compensation of our NEOs for fiscal 2022. All values are in US dollars unless otherwise noted.
Fiscal 2022 Summary Compensation Table

NEO & Position	Year	Salary ($) (1)(2)	Bonus ($) (3)	Stock Awards ($) (4)	Non-Equity Incentive Compensation ($) (5)(6)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (8)(9)	All other Compensation ($) (10)	Total ($)
Scott W. Wine CEO	2022	1,700,000	4,248,000	11,511,892	4,960,300	18,640	476,829	22,915,662
	2021	1,700,000	1,573,133	36,090,720	5,100,000	2,588	337,846	44,804,287
Oddone Incisa CFO & President, Financial Services	2022	663,421		2,470,857	1,064,632		323,954	4,522,864
	2021	679,773		—	1,587,829		156,117	2,423,719
	2020	555,465		8,272,864	508,391		111,563	9,448,283
Derek Neilson President, Agriculture	2022	580,389		2,177,993	1,058,407	—	119,959	3,936,748
	2021	646,679		—	1,527,815	—	173,559	2,348,053
	2020	573,227		8,800,187	579,248	175,279	117,999	10,245,939
Stefano Pampalone President, Construction	2022	524,056		1,010,805	688,086		240,749	2,463,696
	2021	546,984		—	1,148,667		237,386	1,933,037
	2020	506,813		4,069,254	426,781		178,443	5,181,291
Kevin Barr CHRO	2022	500,000		989,480	601,800	4,324	175,410	2,271,014
	2021	386,538		3,381,283	656,300	405	—	4,424,526
(1)     For Messrs. Wine and Barr, the amounts include deferrals into the CNH Industrial Deferred Compensation Plan. Salary amounts deferred in fiscal 2022 are shown in the Fiscal 2022 Nonqualified Deferred Compensation Table.
(2)     For the non-U.S. based NEOs, their local currency base earnings were converted to USD using the full year average exchange rate for the given year. For each fiscal year, the table below shows the exchange rates (USD per local currency) used for each of the non-U.S. based NEOs:

Name	Local Currency	2022 Average Exchange Rate	2021 Average Exchange Rate	2020 Average Exchange Rate
Oddone Incisa	EUR	1.0530	1.1827	1.1422
Derek Neilson	GBP	1.2348	1.3759	1.2838
Stefano Pampalone	CHF	1.0481	1.0940	1.0670

(3) The amount in 2022 represents the first of three annual installments of a cash award which will total $7.578 million. This award replaces the CEO’s forfeited long-term awards which were not covered under the CNH Industrial 2021-2023 LTI awards. The second and third installments will equal $2.355 million and $0.975 million, respectively, and are set to be paid in 2023 and 2024. The 2023 payment was made in fiscal 2023 and will be reported in the Company’s executive compensation disclosure for fiscal 2023. The amount in 2021 was a cash sign-on paid upon hiring to compensate for the forfeited 2020 bonus from the prior employer.
(4)Represents the aggregate grant date fair value of PSUs and RSUs computed in accordance with FASB ASC Topic 718. The values in this column exclude the effect of estimated forfeitures. Assumptions made in the calculation of these amounts are included in Note 17, "Share-Based Compensation,” of our consolidated financial statements. For PSUs, the value at the grant date is based upon a target payout of the performance metrics over the three-year performance period. For the 2022 PSUs, if the highest level of performance were achieved, the value of the PSU awards as of the grant date would be as follows: $20,189,638 (Wine), $4,128,914 (Incisa), $3,639,516 (Neilson), $1,689,099 (Pampalone), and $1,653,464 (Barr). RSUs will vest three years after the grant date, at which time they may be settled in CNHI common stock. Refer to the Fiscal 2022 Grants of Plan-Based Awards table and footnote 17 "Share-Based Compensation" thereto for a detailed description of the grant date fair value of our stock awards.
(5)As discussed in the CD&A under “CBP Outcomes” in the Annual Cash Incentive section, based on actual company performance, the NEOs earned a CBP award equal to 145.89% of the target opportunity. The awards for NEOs other than the CEO were adjusted for individual performance by a factor that ranged from 90% to 125.

(6)Mr. Wine deferred 50% of the earned CBP bonus into the CNH Industrial Deferred Compensation Plan. Bonus amounts deferred in 2022 are shown in the Fiscal 2022 Nonqualified Deferred Compensation Table and relate to the 2021 plan year bonus.
(7)Messrs. Incisa, Neilson and Pampalone’s local currency cash bonuses were converted to USD using the full year average year exchange rate for the given year, as shown in the Base Salary section above.
(8)For Messrs. Wine and Barr, these amounts include above market interest earned on deferred compensation for each year.
(9)For Mr. Neilson, these amounts include the change in present value (“PV”) of his defined benefit plan accumulated benefits. The U.K. CNH Pension Scheme was discontinued effective January 31, 2020 for additional service, but benefits increase annually for inflation as measured by the U.K. retail price index (“RPI”). The valuation changes for market conditions impacting the assumptions, primarily the discount rate. The change in the PV of the Accumulated Benefit over 2021 (a reduction of £40,858) and 2022 (a reduction of £914,553) have been set to zero for disclosure purposes.
(10)All Other Compensation incurred in fiscal 2022 is detailed and explained in the following table:

NEO	Car ($)(a)	Personal Usage of Corporate Aircraft ($)(b)	Benefit Allowances ($)(c)(d)	Tax Equalization ($)(e)	Retiree Healthcare ($)(f)	Defined Contribution Savings Plan Company Contributions ($)(g)(h)(i)	Total ($)
Scott W. Wine	16,075	124,947			131,808	204,000	476,830
Oddone Incisa	10,110		51,033			262,812	323,955
Derek Neilson	47,580					72,379	119,959
Stefano Pampalone	18,866		31,443	19,662		170,778	240,749
Kevin Barr					129,256	46,154	175,410
a.The NEOs are eligible for a leased car pursuant to the Company’s car policy in each country in connection with the Company’s arrangements with Stellantis NV. The values provided above reflect the value of each NEO’s selected car, as selected from a list of Fiat Chrysler brands and per the respective NEO’s countries’ tax code. Mr. Barr does not utilize the lease car benefit that is available under the U.S. car policy.
b.Per Mr. Wine’s employment agreement, he is entitled to limited personal usage of the Company’s corporate aircraft.
c.Mr. Incisa received a seniority premium of 1/13th annual salary per the Italy Contract terms in recognition of his 25th work anniversary.
d.Mr. Pampalone receives an annual housing allowance of CHF 30,000, taxable to him, as part of a legacy agreement when his role transferred to Lugano, Switzerland from Italy in December 2012.
e.Mr. Pampalone’s position is based in Lugano, Switzerland but he is also a resident of Italy for tax purposes. Per Mr. Pampalone’s employment agreement, he is tax equalized to Switzerland taxes, meaning the Company pays any amount in respect of Italian taxes that would result in Mr. Pampalone’s net taxes exceeding what he otherwise would have paid in Switzerland.
f.Messrs. Wine and Barr are eligible for post-employment supplemental retiree healthcare if they remain employed until age 55 and Mr. Wine has five years as CEO and Mr. Barr has three years as Senior Leadership Team member service, respectively. The amounts provided above represent the annual service costs of future potential benefits per the annual actuarial valuation.
g.All the NEOs participate in their countries’ defined contribution plan for salaried employees, and in the case of Mr. Incisa, for Directors as defined in the Contratto Collettivo di Lavoro per i Dirigenti, (“Italy Contract”), the collective labor contract for Directors. The amounts provided above include the 2022 contributions the Company made into their respective savings plans.
h.For Messrs. Wine and Barr, company matching amounts above the qualified 401(k) plan limits are also included above and are also disclosed in the non-qualified deferred compensation table.
i.For Mr. Neilson, the amount listed above includes supplemental contributions over the tax qualified limits which are paid directly to Mr. Neilson as they are earned. The supplemental benefits are described in a later section regarding Pension Benefits. Of the total amount provided above, $15,212 covers the tax and gross-up on the portion that is tax-protected by the Company.
Fiscal 2022 Grants of Plan-Based Awards
The following table provides additional information regarding both the short-term and LTI awards and potential payout ranges for awards that were granted in fiscal 2022. The short-term incentive awards were granted under the 2022 CBP and the LTI awarded solely in equity awards consists of RSU and PSU awards under the CNH Industrial 2022-2024 LTI plan. The equity awards will deliver payout in future years subject to meeting the vesting and performance conditions. These awards are further described in the CD&A under “2022 Compensation Decisions and Outcomes | Annual Cash Incentives | Equity Incentives.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3) Number of Shares of Stock Units			All Other Stock Awards: Number of Shares of Stock or Units(4)	Grant Date Fair Value of Stock Awards(5)
NEO & Position	Grant Date(1)	Threshold	Target	Maximum	Threshold	Target	Maximum
Scott W. Wine CEO	4/28/2022	$1,020,000	$3,400,000	$6,800,000
	5/20/2022				313,050	626,100	1,252,200	208,700	$11,511,892
Oddone Incisa CFO & President, Financial Services	4/28/2022	$199,026	$663,421	$1,326,841
	5/20/2022				57,934	115,867	231,734	57,933	$2,470,857
Derek Neilson President, Agriculture	4/28/2022	$174,117	$580,389	$1,160,778
	5/20/2022				51,067	102,133	204,266	51,067	$2,177,993
Stefano Pampalone President, Construction	4/28/2022	$157,217	$524,056	$1,048,113
	5/20/2022				23,700	47,400	94,800	23,700	$1,010,805
Kevin Barr, CHRO	4/28/2022	$112,500	$375,000	$750,000
	5/20/2022				23,200	46,400	92,800	23,200	$989,480
(1) For the non-equity incentive plan awards, the grant date is the date on which the Committee approved the range of estimated potential payouts for the 2022 performance year under the CBP. For equity awards, the grant date is the notification date for awards granted to the NEOs after the Committee approved the 2022-2024 LTI plan. For the non-U.S. based NEOs, the range of payout was converted to USD using the 2022 full year average exchange rates (see the related footnote in the Summary Compensation Table for the FX rates).
(2) The threshold, target and maximum columns show the range of potential payouts under the CBP for achievement of the Company’s performance metrics. The metrics and range of performance goals for threshold, target and maximum are described in the CD&A in the “2022 Compensation Decisions and Outcomes | Annual Cash Incentives” section. If actual performance is between the threshold, target and maximum amounts, the earned CBP award will be prorated. For the NEOs other than the CEO, an individual modifier between 0% and 125% will be applied based on the CEO’s assessment of their individual and team goals set in the Company’s Performance Management Process (“PMP”) for 2022.
(3) Represents the potential payout range of PSUs granted in May 2022. The number of shares that vest is based on the achievement of predetermined performance metrics’ goals for the three-year period, January 1, 2022 through December 31, 2024. The metrics and range of performance goals for threshold, target and maximum are described in the CD&A in the “2022 Compensation Decisions and Outcomes | Equity Incentives” section. At the end of the three-year performance period, the actual award, delivered as CNH Industrial common stock, can range from 0% to 200% of the original grant. The awards may be forfeited for unfavorable individual performance at the sole discretion of the Committee. No dividend equivalents are earned during the vesting period.
(4) Represents the number of RSUs granted in May 2022. RSUs will vest on April 30, 2025, at which time they will be settled in CNH Industrial common stock. The awards may be forfeited for unfavorable individual performance at the sole discretion of the Committee. No dividend equivalents are earned during the vesting period.
(5) Amounts shown represent the grant date fair value of equity awards granted to the NEOs in fiscal 2022 calculated in accordance with FASB ASC Topic 718. The values in this column exclude the effect of estimated forfeitures. For both the PSUs and RSUs, fair value is the market value of the underlying stock on the grant date, excluding dividends. The valuation of the PSUs assumes a target payout.
For additional information on the valuation assumptions, refer to Note 17, “Share-Based Compensation,” of CNH Industrial’s consolidated financial statements.

Outstanding Equity Awards at Fiscal 2022 Year-End
The following table itemizes outstanding RSUs and PSUs held by the NEOs, for the fiscal year ending December 31, 2022. Valuation depends stock price and PSUs also depend on achievement/overachievement of set goals included in our strategic business plan.

		Stock Awards
NEO & Position	Grant Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares for Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards Market or Payout Value Unearned Shares, Units Other Rights That Have Not Vested(4)
Scott W. Wine CEO	01/04/2021	578,240	9,032,621	5,206,448	82,067,545
	05/20/2022	208,700	3,173,612	1,252,200	19,382,926
	Total	786,940	12,206,233	6,458,648	101,450,471
Oddone Incisa CFO & President, Financial Services	12/03/2020	155,497	2,429,001	1,038,996	16,377,356
	05/20/2022	57,933	880,963	231,734	3,587,033
	Total	213,430	3,309,964	1,270,730	19,964,389
Derek Neilson President, Agriculture	12/03/2020	131,557	2,055,037	1,087,182	17,136,896
	05/20/2022	51,067	776,554	204,266	3,161,853
	Total	182,624	2,831,591	1,291,448	20,298,749
Stefano Pampalone President, Construction	12/03/2020	56,753	886,532	480,260	7,570,182
	05/20/2022	23,700	360,396	94,800	1,467,418
	Total	80,453	1,246,928	575,060	9,037,600
Kevin Barr CHRO	04/01/2021	50,048	781,794	304,836	4,805,031
	05/20/2022	23,200	352,793	92,800	1,436,460
	Total	73,248	1,134,587	397,636	6,241,491
(1) Includes the outstanding RSUs that were granted in 2021 and 2020 that will vest in two remaining equal installments on 4/30/2023 and 4/30/2024. The RSUs granted in 2022 will vest on 4/30/2025. The RSUs will be settled in CNH Industrial common stock.
(2) The amounts shown represent the number of RSUs that have not vested multiplied by the FMV/unit of as of 12/31/2022.
(3) The outstanding PSUs that were granted in 2021 and 2020 vest on 02/28/2024, subject to the final determination of the three-year performance. The number of PSUs for those grants represents the expected performance payout based on achievement through 12/31/2022, which is at maximum, 200% of target. The PSUs granted in 2022 vest on 02/28/2025, subject to the final determination of the three-year performance, and the number of PSUs represents maximum payout as expected payout is over target. The share units will be settled in CNH Industrial common stock.
(4) The amount shown represents the number of PSUs that have not vested multiplied by the FMV/unit of as of 12/31/2022.
Stock Awards Vested at Fiscal 2022 Year-End
The following table shows the equity awards that vested during 2022 for the CEO. No vesting of awards occurred for the other NEOs in 2022.

NEO & Position	Vesting Date	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Scott W. Wine	4/30/2022	289,119	$4,157,531
(1) The amount reflects the vesting of the first of three annual installments of the 2021-2023 LTI RSU award.
(2) FMV at date of vesting was $14.38/share.
Pension Benefits
Mr. Neilson, who is located in the U.K., is the only NEO who participates in a qualified defined benefit pension plan that provides a benefit based on an individual’s service and salary. Mr. Neilson participates in the CNH Pension Scheme (the “Scheme”) which all salaried U.K. employees hired prior to December 31, 2002 participate in. The Scheme was closed to future service accruals from January 31, 2020.

The following table shows the present value of accumulated benefit using assumptions consistent with the Company’s financial disclosure on the Scheme.

NEO & Position	Plan Nam	Number of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Derek Neilson President, Agriculture	CNH Pension Scheme	22.8	£883,299	£ 0
(1) The years of credited service ended January 31, 2020 when the plan was discontinued for additional service.
(2) The present value of the accumulated benefit fluctuates year-over year for market conditions impacting the financial assumptions used, primarily the discount rate. The actual benefit is adjusted annually for inflation.

Plan Features of the Scheme	Definition/Description
Form of Benefit	Lifetime benefit begins at retirement based on individual’s service and salary. Members have the option to exchange up to 25% of their pension for a tax-free cash lump sum.
Pensionable Service	Mr. Neilson is entitled to senior staff benefits under the Scheme and as such received pensionable service credit based on his actual service (“Pensionable Service”).
Pensionable Pay	Final pensionable pay varies by service period, but Mr. Neilson is subject to capped pensionable pay levels.
Accrual Rates	For service up to March 31, 2012, the accrual rate is 1/55th of final pensionable pay for each complete year of service. The accrual rate applied for service from April 1, 2012 is 1/80th
Normal Retirement Date	The earliest date for an unreduced benefit is age 65.
Revaluation Prior to Retirement	Pensions earned in respect of Pensionable Service on or before April 5, 2009 will be revalued each year in line with the Retail Price Index (“RPI”), up to a maximum of 5.0% a year.
Pensions earned in respect of Pensionable Service on or after April 6, 2009 will be revalued each year in line with the annual increase in the Consumer Prices Index (“CPI”), up to a maximum of 2.5% each year.
Increases in Payment	Pensions earned in respect of Pensionable Service completed before April 6, 1997 are not guaranteed to increase in payment, but they are reviewed annually by the Company and are increased at its discretion when financial resources permit.
Pensions earned in respect of Pensionable Service completed between April 6, 1997 and April 5, 2005 will be increased automatically each year in line with the CPI, up to a maximum of 5% a year.
Pensions earned in respect of Pensionable Service on or after April 6, 2005 will be increased automatically each year in line with the annual increase in the Consumer Prices Index (“CPI”), up to a maximum of 2.5% each year.
Defined Contribution Benefits
Each of the NEOs participates in a Company-sponsored defined contribution plan available to salaried employees in their country of employment. All such defined contribution plans are tax-qualified plans. The U.S. based NEOs, Messrs. Wine and Barr also participate in a nonqualified deferred compensation plan for limits over the tax-qualified plans, as described in the “Nonqualified Deferred Compensation” section. Mr. Neilson receives supplemental contributions over the tax-qualified limits which are paid to him directly for his own personal retirement savings.

The following table provides an overview of certain provisions of the defined contribution plans of the NEOs:

NEO & Position	Plan	Employee Contributions	Employer Matching Contributions	Supplemental Contributions
Scott W. Wine CEO	CNH Industrial U.S. Retirement Savings / CNH Industrial Deferred Compensation Plan	Up to 10% of base salary to receive maximum Company match In 2022, 20% deferral elected	Maximum 12% of base salary	401(k) elections continue over the qualified plan limits See Deferred Compensation Section
Oddone Incisa CFO & President, Financial Services	FIPDAF (Fondo Integrativo Previdenza Dirigenti Aziende Fiat) Termination Indemnity or TFR (Trattamento di Fine Rapporto) fund accumulates as earned Both per Italy Contract	3.5% None	5.0% on uncapped earnings 7.41% (1/13.5th of salary) on regular, repetitive nature pay	None None
Derek Neilson President, Agriculture	CNH Industrial Group Personal Pension Plan (the GPP)	None	£ 19,666 per U.K. fiscal year, tax protected, per 2012 agreement revalued each April for RPI	£ 27,306 per U.K. fiscal year, not tax protected; per 2020 pension subsidy agreement revalued each April based on U.K. Pension Earnings Cap
Stefano Pampalone President, Construction	LPP (2nd Pillar) pension	5% of base + bonus (capped beginning 2022);	21.5% combined employer and employee contributions up to max insured salary per Swiss law, 2022: CHF 860’400 (base + bonus)	None
Kevin Barr CHRO	CNH Industrial U.S. Retirement Savings / CNH Industrial Deferred Compensation Plan	Up to 10% of base to receive maximum Company match In 2022, 10% deferral elected	Maximum 12% of base salary	401(k) elections continue over the qualified plan limits See Deferred Compensation Section

Nonqualified Deferred Compensation Plan Benefits
In the U.S., CNH Industrial offers the Case New Holland Industrial Inc. 2005 Deferred Compensation Plan (the “CNH Industrial Deferred Compensation Plan”) to certain U.S. salaried employees, including U.S. based NEOs, to provide longer-term savings opportunities on a tax-efficient basis for retirement and future income needs. Similar deferred compensation benefits are commonly offered by U.S. companies with which we compete for talent. Messrs. Wine and Barr participate in the CNH Industrial Deferred Compensation Plan.

Key Features of the CNH Industrial Deferred Compensation Plan
Contributions
Eligible participants may elect annually to tax defer up to 90% of their salary and eligible bonus and also elect supplemental contributions over the qualified limits under the CNH Industrial U.S. Retirement Plan (a 401(k) plan).
There are two types of supplemental contributions under the CNH Industrial Deferred Compensation Plan:
•Elective Deferrals, also called Excess 401(k) Contributions (made by employees)
•Employer Matching Contributions (Company matching contributions on Excess 401(k) contributions)
Elective Deferrals: Once the participant has reached the elective deferral limit in the CNH Industrial U.S. Retirement Savings Plan, supplemental tax-deferred contributions (Excess 401(k) Contributions) are credited to their CNH Industrial Deferred Compensation Plan account for the remainder of the year.
Employer Matching Contributions: Supplemental Employer Matching Contributions are made based on Excess 401(k) Contributions. The participant must complete a year of eligibility service to begin receiving matching contributions. The Company matches 200% of the first 2% of eligible pay and then 100% of the next 8% of pay that is contributed to the 401(k) plan and the CNH Industrial Deferred Compensation Plan, for a maximum match of 12% of eligible pay.

The first-year eligibility for Company matching contributions was waived for Mr. Wine, as part of his CEO employment agreement. The amounts were credited to Mr. Wine’s CNH Industrial Deferred Compensation Plan account at the end of 2021. No exceptions were made for Mr. Barr or other NEOs in the CNH Industrial Deferred Compensation Plan.
The U.S. based NEO’s 2022 deferral elections are noted in the footnotes to the Nonqualified Deferred Compensation table.
Earnings
CNH Industrial Deferred Compensation Plan accounts are credited with a rate of return based on the effective annual yield of 130% of Moody’s Corporate Bond Index on all participant and company matching contributions. The earnings are also on a tax-deferred basis, thus maximizing the combined benefit of pre-tax deferrals and tax-deferred growth.
Because this rate of return was above the U.S. applicable federal rate (“AFR”) each year, earnings in excess of the AFR are included on the Summary Compensation Table.
Vesting
•Participant deferrals and related earnings are 100% vested.
•Employer Matching Contributions vest after three years of continued service.
Forms of Payment
The CNH Industrial Deferred Compensation Plan provides flexible payment options for participants who remain employed as of a specific date (a “scheduled distribution”) and/or after the participant retires or otherwise terminates their employment with the Company.
Retirement Accounts: Can be elected to be paid in a lump sum (after six months of termination for key employees such as the NEOs) or in annual installments over a period of up to 10 years.
•If installments are elected, that election will apply if the participant at the time of termination of employment reaches age 62 or reaches age 55 with 10 years of credited service.
•If the participant is not retirement eligible at the time of termination of employment with the company, accounts will be paid in a lump sum.
•If the participant becomes disabled while employed, accounts are treated as retirement payments, regardless of reaching retirement eligibility.
Scheduled Distributions: Can be paid in a lump sum or annual installments up to five years.
•The payment commencement year must be at least five years after the plan year when the schedule is established.
•All scheduled distribution subaccounts that commence in a year after the participant’s termination of employment will be paid according to the participant’s retirement election for that plan year.
Fiscal 2022 Nonqualified Deferred Compensation Table

NEO & Position	Plan	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals /Distributions in Last FY (3)	Aggregate Balance at Last FYE (4)
Scott W. Wine CEO	CNH Industrial Deferred Compensation Plan	3,713,846	188,308	224,450	—	5,382,469
Kevin Barr CHRO	CNH Industrial Deferred Compensation Plan	279,500	35,269	23,661	—	613,208
(1)The amounts in this column represent employee compensation deferrals that are included in the Fiscal 2022 Summary Compensation Table under the “Salary” and “Non- Equity Incentive Plan Compensation” columns. Mr. Wine deferred 20% of his salary in excess of tax-qualified 401(k) plan limits and additional 50% of salary and bonus, while Mr. Barr deferred 10% of his salary in excess of tax-qualified 401(k) plan limits and an additional 70% of his salary to the extent possible after covering FICA taxes and employee benefit contributions.
(2)The amounts in this column represent the Company’s matching contributions during the fiscal year and are included in the Fiscal 2022 Summary Compensation Table under the “All Other Compensation” column, which also includes the Company matching contributions on deferrals under the tax-qualified 401(k) plan.
(3)The account balances earn 130% of the Moody’s Bond Index. The annual rates of return by quarter in fiscal 2022 are shown in the following table.

2022 Quarters	130% of Moody’s Bond Rate
Qtr 1	3.861%
Qtr 2	5.044%
Qtr 3	6.125%
Qtr 4	6.708%
(4)Of the aggregate balance, the amounts that were reported as compensation in the Summary Compensation Table in 2021, the first year of participation for Messrs. Wine and Barr, were $1,233,127 and $ 271,674, respectively.
Fiscal 2022 Potential Payments Upon Termination or Change in Control
Potential Payments upon Change in Control
The CNH Industrial N.V. Equity Incentive Plan (the “EIP”) includes change in control provisions that apply to participants’ outstanding equity awards and are intended to facilitate continuity of management in the event of a change in control (as defined in the EIP) (“CIC”).
The Committee believes the EIP’s CIC provisions:
–Encourage executives to act in the best interest of shareholders when evaluating transactions that, without a CIC arrangement, could be personally detrimental;
–Keep executives focused on running the business in the face of definitive, contemplated or rumored transactions;
–Protect CNH Industrial’s value by retaining key talent despite potential corporate changes;
–Protect CNH Industrial’s value after a CIC by including restrictive covenants (such as non-compete provisions) and a general release of claims in favor of CNH Industrial; and
–Help CNH Industrial remain competitive in its ability to attract and retain skilled executives.
Other Potential Payments Upon Other Qualifying Terminations
In addition, the NEOs and other Senior Leadership Team members have qualifying termination terms and conditions which include other qualifying terminations.
No severance payments were made to Executive or Non-Executive Directors.
Fiscal 2022 Potential Payments upon Termination Table (USD)
Payments in connection with a CIC or other qualifying termination are shown in the following table and described by each NEO below:

NEO & Position	CIC Provision	Salary(1)	Bonus	LTI	Welfare benefits	Total
Scott W. Wine CEO	Change in Control with Qualifying Termination	1,700,000	3,330,000	62,931,469	22,209	67,983,678
	Qualifying Termination - Other than Change in Control	1,700,000	3,330,000	62,276,770	22,209	67,328,979
Oddone Incisa CFO & President, Financial Services	Change in Control with Qualifying Termination	3,987,356	—	13,292,158	—	17,279,514
	Qualifying Termination - Other than Change in Control	3,987,356	—	—	—	3,987,356
Derek Neilson President, Agriculture	Change in Control with Qualifying Termination	1,130,421	—	12,980,966		14,111,387
	Qualifying Termination - Other than Change in Control	1,130,421	—	—	—	1,130,421

NEO & Position	CIC Provision	Salary(1)	Bonus	LTI	Welfare benefits	Total
Stefano Pampalone President, Construction	Change in Control with Qualifying Termination	767,247	—	5,765,728	—	6,532,975
	Qualifying Termination - Other than Change in Control	767,247	—	—	—	767,247
Kevin Barr CHRO	Change in Control with Qualifying Termination	1,000,000	—	4,255,332	33,834	5,289,166
	Qualifying Termination - Other than Change in Control	1,000,000	—	—	33,834	1,033,834
(1) For Messrs. Incisa, Neilson, and Pampalone, their local currency potential payments for termination were converted to U.S. dollars using the December 31 year end exchange rate, as shown in the table below:

NEO	Local Currency	2022 year end
Incisa	EUR	1.0666
Neilson	GBP	1.2026
Pampalone	CHF	1.0832
CIC and a Qualifying Termination
In the event of a CIC and a Qualifying Termination within 24 months following the CIC, all terms and conditions of the outstanding equity awards shall be deemed met on RSUs and all performance criteria shall be deemed achieved at target levels and all other terms and conditions met on PSUs; and all RSUs and PSUs shall be paid out as promptly as practicable (but in no event later than 60 days following the termination event). If the awards are not assumed as part of a CIC, awards vest prior to the CIC. All performance criteria shall be deemed achieved at target levels and all other terms and conditions shall be considered met on PSUs.
Termination Provisions by NEO
Scott W. Wine
Per the employment agreement between Mr. Wine and CNH America LLC, effective January 4, 2021, a Qualifying Termination other than a change in control is defined as a termination of Executive's service as an employee of the Company and all CNH Industrial Group entities due to (A) a termination by the Company other than Cause, (B) the Executive's resignation with Good Reason, (C) the Executive's death, or (D) the Executive's Disability. Good Reason is without the Executive's consent a material diminution of salary, target bonus, and/or duties, responsibilities, and authority or a material breach of the employment agreement by the Company occurred, which the Executive gave the Company notice of termination within 90 days of the event constituting Good Reason and the Company did not cure such event within 30 days of the Executive's notice.
Under a Qualifying Termination, Mr. Wine would be entitled to the following:
•Cash severance equal to one (1) times the Executive’s annual base salary (gross), in accordance with DCGC for Executive Directors,
•Any unpaid Sign-On Cash Long-Term Award (shown in the Bonus column in the table),
•A portion of the outstanding equity awards will continue to vest based on the time employed during the vesting period and subject to the performance terms and conditions; provided, however, that with respect to the Initial RSU Award, no less than two-thirds of the Initial RSU Award (taking into account any portion of such award settled prior to the date of the Qualifying Termination) will continue to vest, and
•Company provided health care benefits and life, accidental death and dismemberment, and disability insurances continue for the duration of the severance period unless electing a lump sum payment.
Oddone Incisa
Under the statutory requirements of the Italy Contract, upon an involuntary termination without cause, Mr. Incisa would be entitled to 12 months of eligible pay for the notice period, plus 22 months of additional indemnity based on his service, age and having dependents. Eligible pay is defined based on annual base salary plus the average of last three years’ cash bonus plus any taxable car benefit value.
In the case of any other termination, Mr. Incisa would be entitled to the following:
•Termination with cause: no payment

•Resignation: no payment
•Retirement: 22 months of eligible pay
•Death due to illness: 12 months of eligible pay
Derek Neilson
Upon an involuntary termination without cause, Mr. Neilson is entitled to certain benefits, as provided in the employment agreement between Mr. Neilson and CNH Industrial, effective March 22, 2019. Mr. Neilson will be entitled to receive cash severance equal to two times his annual base salary (gross), less any statutory and/or contractual severance payments, garden leave payment and/or pay in lieu of notice payments, except in the event that Mr. Neilson elects the Separation Payment with Early Retirement Pension as defined in the December 14, 2006 Enabling Agreement between CNH UK Limited and the Transport and General Workers’ Union (the “TGWU”).
A qualifying termination is defined as a termination by the Company of Mr. Neilson's service as an employee of the Company and all of its affiliates during Mr. Neilson’s service on the Senior Leadership Team for any reason other than: (i) Mr. Neilson’s death; (ii) Mr. Neilson’s disability (as defined in the employment agreement); (iii) Mr. Neilson's resignation or retirement (other than with good reason within 24 months after a change of control, in each case as defined in the employment agreement); or (iv) for cause (as defined in the employment agreement).
Stefano Pampalone
Under the Swiss Salaried separation policy, upon an involuntary termination without cause, Mr. Pampalone would be entitled to 12 months of base pay for severance, three months' base pay for the notice period and two months' base pay for a seniority separation indemnity, for a total of 17 months' base pay. In the case of any other termination, Mr. Pampalone would be entitled to the following:
•Termination with cause: no payment
•Resignation: no payment
•Retirement or Death: two months seniority separation
•Disability: the Company may terminate employment after six months' absence and three months’ notice period and two months seniority separation is payable.
Kevin Barr
Upon an involuntary termination without cause, Mr. Barr is entitled to certain benefits, as provided in the employment agreement between Mr. Barr and CNH America LLC, effective April 1, 2021. Mr. Barr will be entitled to receive cash severance equal to two times his annual base salary (gross). The Company-provided health care benefits and life, accidental death and dismemberment, and disability insurances continue for the duration of the severance period unless electing a lump sum payment.
A Qualifying Termination is defined as a termination by the Company of Mr. Barr's service as an employee of the Company and all of its affiliates during Mr. Barr's service on the Senior Leadership Team for any reason other than: (i) Mr. Barr’s death; (ii) Mr. Barr’s disability (as defined in the employment agreement); (iii) Mr. Barr’s resignation or retirement (other than with good reason within 24 months after a change of control, in each case as defined in the employment agreement); or (iv) for Cause (as defined in the employment agreement).
Fiscal 2022 Pay Versus Performance (“PvP”)
A key principle of the Company’s compensation philosophy, incorporated throughout our compensation policies and programs, is pay for performance. CNH Industrial leverages variable pay elements tied to challenging Company goals that are aligned to the business strategy, while ensuring no adverse risk taking by offering appropriate and competitive fixed pay elements. The following tables, supporting footnotes and narrative and graphic disclosure aim to demonstrate the link between compensation actually paid, per the SEC definition, for our NEOs to the Company’s performance, both in absolute terms and as compared to the market for the fiscal years 2022, 2021 and 2020.
Specifically, this PvP section discusses the relationship between:
•“Compensation actually paid” (“CAP”) by the Company and the total compensation as disclosed in the Summary Compensation Table (“SCT”);
•CAP and the Company’s financial performance (TSR, GAAP Net Income, Adjusted Diluted EPS and Consolidated Revenues); and
•The Company’s TSR and peer group TSR.

Year	SCT Total for PEO 1 $(1)	CAP to PEO 1 $(1)	SCT Total for PEO 2 $(2)	CAP to PEO 2 $(2)	SCT Total for PEO 3 $(3)	CAP to PEO 3 $ (3)	Average SCT Total for non-PEO NEOs $(4)	Average CAP to non-PEO NEOs $(4)	Value of Initial Fixed $100 Invest based on:		Net Income $B(7)	Company Selected Measure: Adjusted Diluted EPS $(8)	Company Selected Measure: Consolidated Revenues $(9)
									CNHI TSR (5)	Peer Group TSR(6)
2022	n/a	n/a	n/a	n/a	22,915,662	24,697,237	3,298,580	3,502,374	173	121	2,039	1.46	23,511
2021	n/a	n/a	n/a	n/a	44,804,287	108,388,604	2,782,334	11,403,669	178	130	1,801	1.28	19,496
2020	2,031,133	447,010	3,149,194	3,149,194	n/a	n/a	8,291,838	9,092,540	117	109	(198)	0.42	14,799
(1)These columns reflect the SCT and CAP for Hubertus Mühlhäuser, CEO until his departure on March 22, 2020.
(2)These columns reflect the SCT and CAP for Suzanne Heywood’s Acting CEO role in 2020 who assumed the role upon the departure of Hubertus Mühlhäuser.
(3)These columns reflect the SCT and CAP for our CEO, Scott W. Wine, who served as our Principle Executive Officer (PEO) in 2021 and 2022.
(4)These columns reflect the average SCT and CAP for Messrs. Incisa, Neilson, Pampalone and Barr for each respective year of 2022, 2021, and 2020.
(5)CNH Industrial TSR is indexed from 2019, source S&P Capital IQ.
6)The Peer Group used for TSR comparisons reflects S&P 500 Industrial Index indexed from 2019, source S&P Capital IQ.
(7)Net Income per U.S. GAAP is a required metric for the PvP Table but is not currently used in our variable incentive plans as a performance measure.
(8)Adjusted Diluted EPS, a company selected metric, is a key metric in the LTI Plan and for investor guidance. This measure is a non-GAAP measure, and the reconciliation can be found on page 91.
(9)Consolidated Revenues is a key supplementary Company selected metric used, which is used in the CBP and for investor guidance. It represents the Consolidated Revenues for continuing operations in each year to show a comparable trend.
To calculate CAP for our PEOs and other NEOs the following adjustments were made to SCT total pay:

Adjustments	CEO serving as PEO				Other NEO Average
	2022	2021	2020 (PEO 1)	2020 (PEO 2)	2022	2021	2020
Summary Compensation Table Total	22,915,662	44,804,287	2,031,133	3,149,194	3,298,580	2,782,334	8,291,838
Deduction for amount reported in “Stock Awards” column of the Summary Compensation Table	11,511,892	36,090,720			1,662,284	845,321	7,047,435
Addition of fair value at fiscal year (FY) end, of equity awards granted during the FY that remained outstanding	17,710,807	99,675,037			2,402,570	1,454,332	6,412,380
Addition of fair value at vesting date, of equity awards granted during the FY that vested during the FY							1,615,486
Addition of change in fair value at FY end versus prior FY end for awards granted in prior FY that remained outstanding	(8,574,871)				(536,492)	7,287,773	(123,259)
Addition of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	4,157,531		(375,222)			724,552
Deduction of the fair value at the prior FY end for awards granted in prior FY that failed to meet their vesting conditions			1,208,900
Deduction for values reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table							58,426
Addition for the Service Cost attributable to services rendered during the FY							1,957

Adjustments	CEO serving as PEO				Other NEO Average
	2022	2021	2020 (PEO 1)	2020 (PEO 2)	2022	2021	2020
Compensation Actually Paid	24,697,237	108,388,604	447,010	3,149,194	3,502,374	11,403,669	9,092,540
Memo: Total Equity Value under CAP	13,293,467	99,675,037	(1,584,122)	—	1,866,078	9,466,657	7,904,607
CAP equity valuations are calculated on a basis consistent with grant date fair valuations, with assumptions updated to reflect the respective measurement dates. The following tables summarizes the assumptions used for each fiscal year end valuation:
Performance Stock Units

Measurement Year	2022	2021	2020
Performance Factor	1.5 x for 2022-2024 2.0x for 2021-2023 PSU	2.0x for 2021-2023 PSU	1.0x for 2021-2023 PSU
Dividend Yield	$0.30	$0.13	$—
Stock Price	$16.06	$19.43	$12.84
Fair Values
2021-2023 PSU	$15.76	$18.83	$12.11
2021-2024 PSU	$15.48	N/A	N/A
Restricted Stock Units

Measurement Year	2022	2021	2020
Dividend Yield	$0.30	$0.13	$—
Stock Price	$16.06	$19.43	$12.84
Fair Values
2021-2023 RSU – Tranche 1	N/A	$19.13	$12.71
2021-2023 RSU – Tranche 2	$15.76	$18.83	$12.11
2021-2023 RSU – Tranche 3	$15.48	$18.53	$11.81
2022-2024 RSU – Cliff Vest	$15.21	N/A	N/A
Compensation Actually Paid Versus Company Performance
CNH Industrials’ compensation framework emphasizes pay for performance, as evidenced in only 10% of the CEO’s target direct compensation being fixed in the form of base salary. Given Mr. Wine’s appointment as CEO in 2021, both the Summary Compensation Table pay and Compensation Actually paid figures comprise multiple elements of equity compensation, namely:
•A 2021 equity grant, comprising PSUs (75%) and RSUs (25%) was awarded at three-times the target annual value. As explained in the “New Hire Awards” section on page 63 these awards served multiple purposes including buying out Mr. Wine’s forfeited awards on joining CNH Industrial, providing an initial equity grant as part of the 2021-2023 performance cycle, and lastly a one-time inducement for joining through performance-based PSUs. The three-times multiple was the framework approved by shareholders for Executive Directors and consistent with the awards to other NEOs as part of our transition to an annual equity grant framework in response to feedback from our shareholders.
•A 2022 equity grant with a target grant value of $12M, consistent with the annual target package approved by the HCC Committee on Mr. Wine’s appointment and fixed for five years, again delivered in a combination of PSUs (75%) and RSUs (25%).
These awards are subject to vesting periods and the only realized value so far from these awards is from the first tranche of the 2021-2023 RSUs that vested in 2022 and must be held by the CEO until January 4, 2026.
•The remaining RSUs granted in 2021 and 2022 will vest in 2023 and 2024 for the 2021 grant and in 2025 for the 2022 grant and will remain subject to a holding period for a further two years into 2026 and 2027. During this time, they remain subject to stock price exposure, maximizing alignment with shareholder interests.
•The PSUs granted in 2021 and 2022 will not vest until 2024 and 2025 respectively and are subject to quantifiable, objective performance conditions based on cumulative Adjusted EPS, Average Industrial ROIC and relative TSR. Following vesting, these shares will also remain subject to a two-year holding period. During these time horizons, the underlying awards will remain at-risk dependent on our performance, with the potential payout ranging from 0% - 200% of target, as well as being exposed to our stock price performance.
The table above calculates CAP in accordance with the required methodology, meaning that these outstanding awards have been valued prior to vesting based on fair values. The fair values take into account our performance to date, both in terms of stock price appreciation between the date of grant and our fiscal year ends and our projected payout factors relative to the performance measures applicable to the 2021 and 2022 PSUs. As a result of our performance in the first two years of Mr. Wine’s tenure as CEO, the values on this basis have increased materially since the date of grant. The equity value included in the CAP calculation reflects our FMV/unit appreciation of 31% and 12% since the date of grant in 2021 and 2022, respectively, the 2021 PSUs projecting a payout factor of 200% of target after two of the three years in the performance period having elapsed, and the 2022 PSUs projecting a payout factor of 150% of target after one of the three years in the performance period having elapsed.
The charts below illustrate the component factors that result in the differences between the grant date fair values and the measurement date fair values as included in our 2021 and 2022 CAP calculations for our CEO serving as PEO in those years.
Compensation Actually Paid Versus Company Performance
The charts below illustrate the component factors that result in the differences between the grant date fair values and the measurement date fair values as included in our CAP calculations.

PEO and Average NEO CAP versus TSR 2020-2022. The Company outperforms the peer in TSR.
As shown below, CNH Industrial’s stock performance has outperformed the peer group. This material increase during 2021 is a contributing factor to the increase in CAP during the same period relative to the grant date fair value included in SCT pay. The following charts show the TSR trend versus the PEO’s SCT compensation and CAP and other NEO's SCT compensation and CAP, respectively.

PEO and Average NEO CAP versus U.S. GAAP Net Income
The chart below shows the relationship between CAP and U.S. GAAP Net Income. The Company does not use U.S. GAAP Net Income in our compensation program; however, significant improvement in Net Income from 2020 contributed to stock price, and shareholder value and impacted long term incentive valuation.
PEO and Average NEO CAP vs Adjusted Diluted EPS 2020-2022
The chart below shows the relationship between CAP and our company selected measure of Adjusted Diluted EPS, which features in our PSU performance measures for 2021 and 2022. There was a significant increase in Adjusted Diluted EPS during 2021, and a further increase in 2022 which contributed to the assessment of mid-cycle PSU payout factors in establishing the fiscal year end fair values for outstanding awards.

PEO and average NEO CAP versus Consolidated Revenues
The chart below shows the relationship between CAP and our supplementary performance measure of Consolidated Revenues. While this is not an explicit performance measure used to determine the vesting of PSUs, we believe it is an important driver of stock price performance and accordingly it will influence the value of outstanding equity awards.

Tabular List of Company Performance Measures
The following table alphabetically lists the measures we believe are most important in linking compensation actually paid to company performance during 2022.
(1) Adjusted Diluted EPS ($)
(2) Cash Conversion
(3) CNH Industrial TSR
(4) Consolidated Adjusted EBIT Margin (%)
(5) Consolidated Revenues ($)
(6) Industrial Return on Invested Capital (“Industrial ROIC %)
All of the identified financial measures are listed. Further details on these measures and how they feature in our compensation plans can be found in our Compensation Discussion & Analysis.
Fiscal 2022 Pay Ratio
As required by and pursuant to SEC 17 C.F.R. § 229.402, the Company’s median employee total compensation as compared to Scott W. Wine, CEO, for 2022 has been calculated.
•The annual total compensation for our median employee was $ 47,208.
•The annual total compensation of our CEO as reported in the Summary Compensation Table was $ 22,915,662.
•The ratio of Mr. Wine’s total compensation to our median employee’s total compensation for fiscal year 2022 was approximately 485 to 1.
Our median employee was identified using the following methodology:
•We chose November 30, 2022 as the date to determine median employee
•We included all full-time, part-time, temporary, and seasonal employees globally (excluding the CEO) for a total of 39,883 employees, 26.2% being located in the USA and 73.8% outside the USA
•The Company did not exclude any employees when determining our employee population.
•We used annualized base pay as our consistently applied compensation measure to identify the median employee.
The CEO pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC 17 C.F.R. § 229.402 based on the methodologies and assumptions described above.

Compensation of Directors
The Board of Directors consists of a one-tier structure including Executive Directors (the Chair and the CEO roles) with managerial roles and Non-Executive board members with supervisory roles. The Board as a whole has collective responsibility for the strategy of the Company and is currently composed of nine Directors. The Board of Directors of the Company appointed the following internal committees: (i) an Audit Committee, (ii) an Environmental, Social and Governance Committee, and (iii) an HCC Committee. The Board also appointed Mr. Léo W. Houle Senior Non-Executive Director.
The CEO is also the primary NEO in this report whose compensation is disclosed in detail in the CD&A and corresponding compensation tables section. The Chair’s compensation is disclosed in this section with the Non-Executive Directors, although her compensation is structured differently, as indicated below.
We have structured the compensation of our Non-Executive Directors with the following objectives in mind:
•Offer competitive compensation to attract and retain highly qualified leaders to guide and govern a large, global, complex organization;
•Recognize the substantial investment of time and expertise necessary for the directors to discharge their duties;
•Ensure that compensation is easy to understand and is regarded positively by our shareholders and employees; and
•Comply with Dutch corporate governance best practices and comply with Dutch and U.S. SEC regulations.
The compensation of our Non-Executive Directors is fixed and not dependent on the Company’s financial results, in accordance with DCGC which sets governance practices and expectations for companies incorporated in the Netherlands. Accordingly, they receive their annual retainer fee, committee membership, and committee chair fee payments (collectively, “Fees”) entirely in cash. Non-Executive Directors do not receive benefits upon termination of their service as directors, nor any other benefit, perquisites. No meeting fees are paid, but we do reimburse directors for expenses related to meeting attendance. For some countries, Non-Executive Directors and the Company are subject to social contributions on the fees earned.
Compensation is reviewed annually for the Chair and Non-Executive Directors by the HCC Committee.
Compensation for Non-Executive Directors
The compensation of Non-Executive Directors is governed by the CNH Industrial N.V. Directors’ Compensation Plan within the scope of the CNH Industrial N.V. Remuneration Policy. The following chart describes amounts we pay to Non-Executive Directors:

Non-Executive Director Compensation	Total
Annual cash retainer	$125,000
Additional retainer for Audit Committee member	$25,000
Additional retainer for Audit Committee Chair	$35,000
Additional retainer for member of other Board committees	$20,000
Additional retainer for Chair of other Board committees	$25,000

In 2019, upon the recommendation of the HCC Committee, the Board resolved to implement share ownership guidelines for the Non-Executive Directors. Applicable to Non-Executive Directors appointed or reappointed in April 2019 or thereafter, Non-Executive Directors are required to own Company shares in an aggregate amount of not less than 1x their annual retainer fee, which is $125,000, within 24 months of first appointment to the Board. The Non-Executive Directors are expected to hold Company shares as a long-term investment and, as such, are expected to hold their Company shares while on the Board and for an additional three months after their Board service terminates. All of the Non-Executive Directors have currently met the guideline except for the newly appointed Directors, Messes. Bastioli and Ms. Tamsons who have until December 23, 2023 to meet the guideline.
Compensation for the Chair
The Chair role, held by Suzanne Heywood, is an Executive Director managerial board role, whose compensation differs from the Non-Executive supervisory board members. The Chair is not a NEO and therefore her compensation is not included in the CD&A section of this report.
The following table summarizes the fundamental purpose and features of the Chair’s compensation elements for 2022:

Element and Purpose	Chair	Key Features
Base Salary Provide competitive salary; provide sufficient fixed pay to discourage inappropriate risk-taking
•Fixed cash compensation
•Target at median reference for relevant benchmark for Chair only role
•Set taking into account role scope, market data, and an individual’s skills and prior experience
•Base salary for fiscal 2022 was set at $500,000 (fixed)

Long-term Equity Incentives (LTI)
Encourage achievement of long-term strategic objectives; encourage share ownership and retention; motivate sustainable value creation; align Chair’s interests with those of shareholders

•At-risk variable equity compensation
•Target awards combine PSUs (75%) and RSUs (25%)
•PSUs earned based on achieving quantifiable performance objectives, with the maximum number of shares that can be earned capped at 200% of target
•Chair awards subject to a five-year holding period from the date of grant
•Subject to the Recoupment Policy (clawback)
•Prorated equity award vesting in the event of death, disability, or involuntary termination by the Company (not for cause).
•The target equity grant value for fiscal 2022 was $1,500,000
•The associated maximum equity value, before share price movements are taken into account is $2,625,000 (assumes 75% of the award is earned at 200% of target and 25% of the award is earned at 100% of target)

Post-employment Benefits Provide future income security		•Retirement savings benefits comparable to UK-based salaried employees •No cash severance benefit
Other Benefits Attract and retain well-qualified executives		•Select U.K. Executive benefits including life, accident, and disability insurance. •Limited personal usage of car service for security
Share ownership guidelines Align Chair’s interests with those of shareholders		•Acquisition and holding of CNHI common shares with a value of five-times base salary within five years of appointment to the Board. •Requirement already met

Equity Awards

The Chair participates in the same CNH Industrial LTI programs as the NEOs and select key leaders of the Company which are described in the CD&A section of this report. The following series of tables show the activity of the Chair’s LTI awards for the fiscal year 2022.

Grants of Plan Based Awards (for fiscal year ending 12/31/2022)		Estimated Future Payouts Under Equity Incentive Plan Share Unit Awards(1)			All Other Share Unit Awards (#)(2)	Grant Date Fair Value of Share Units ($)(3)
	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Suzanne Heywood, Chair	5/20/2022	39,150	78,300	156,600	26,100	$1,439,676
(1) The PSUs cover the performance period January 1, 2022 through December 31, 2024 and vest in February 2025 subject to the achievement of predetermined metrics and goals. The metrics and goals are disclosed in the CD&A LTI section.
(2) The RSUs vest in full on 4/30/2025.
(3) The RSUs were granted at a FMV of $13.58/share or $354,438, and the PSUs were granted at a FMV of $13.86/share or $1,085,238

Outstanding Equity Awards at Fiscal Year End (12/31/2022)
	Stock award grant date	Number of Shares Units of Stock that Have Not Vested (#)	Market Value of Shares Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares Units that Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units that Have Not Vested ($)(1)(2)
Suzanne Heywood, Chair	12/3/2020	78,781	$1,230,629	709,032	$11,176,241
	5/20/2022	26,100	$396,892	156,600	$2,424,027
(1) The December 31, 2022 FMV/unit is the year end share price, $16.06, less the present value of dividends which varies by award. Unvested awards do not receive dividend equivalents.
(2) The performance assumption for the PSUs is maximum payout or 200% of target.
In the event of a qualifying termination, including involuntary termination not for cause, death, or disability, the Chair would be entitled to prorated vesting of the outstanding awards and subject to performance vesting conditions. The value of the potential payout of the outstanding awards as of December 31, 2022 upon the qualifying termination would be $8.5 million.
In the event of a CIC and a qualifying termination, all of the outstanding awards at target would vest. The value of the potential payout as of December 31, 2022 under this scenario would be $8.4 million.

Stock Awards Vested (during fiscal year 12/31/2022)
	Vesting Date	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Suzanne Heywood, Chair	4/30/2022	39,391	$566,443
(1) FMV at date of vesting was $14.38/share.
Directors’ Compensation Table:
The following table summarizes remuneration paid or awarded (in USD) to CNH Industrial N.V. non-NEO Directors for the years ended December 31, 2022 and 2021:

Name	Position	Year	Fees Earned or Paid in Cash (1)	Stock Awards(2)	All Other Compensation(3)	Total
Suzanne Heywood	Chair	2022	500,000	1,439,676	225,757	2,165,433
		2021	500,000	—	144,142	644,142
Catia Bastioli	Director	2022	128,993	—	—	128,993
Howard W. Buffett	Director	2022	165,000	—	—	165,000
		2021	128,792	—	—	128,792
Léo W. Houle	Senior Non-Executive Director	2022	170,000	—	—	170,000
		2021	132,694	—	—	132,694
John Lanaway	Director	2022	160,000	—	—	160,000
		2021	122,083	—	—	122,083
Karen Linehan	Director	2022	76,083	—	—	76,083
Alessandro Nasi	Director	2022	170,000	—	—	170,000
		2021	132,694	—	—	132,694
Vagn Sørensen	Director	2022	150,000	—	20,309	170,309
		2021	117,083	—	13,835	130,918
Åsa Tamsons	Director	2022	118,820	—	—	118,820
(1) All fees earned in fiscal year 2022 for services as a Director, including committee chairperson and member fees.

(2) Represents the aggregate grant date fair value of PSUs and RSUs computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation and does not correspond to the actual value that will be realized by the Chair. For fiscal 2022, the grant date was May 20, 2022, and the grant price was $13.58 for the 26,100 RSUs and $13.86 for the 78,300 PSUs granted.
(3) The amounts in All Other Compensation for the Chair include the following:

Suzanne Heywood	Personal Usage of Car Service	Executive Health Assessment	Defined Contributions	National Insurance	Total
2022	32,215	9,385	19,894	164,263	225,757
2021	6,656	11,007	21,101	105,378	144,142
For the Non-Executive Directors, the amounts include Pension and Similar benefits, specifically, social security and national insurance contributions, as required in their countries.
The following table discloses the 2021 remuneration paid or awarded (in USD) of CNH Industrial Board of Directors who terminated their CNH Industrial board service in 2021:

Name	Position	Year	Fees Earned or Paid in Cash (1)	Stock Awards	Pension & Similar Benefits	Total
Tufan Erginbilgic(1)(2)	Director	2021	128,792	—	15,388	144,180
Lorenzo Simonelli(1)	Director	2021	117,083	—	—	117,083
Jacqueline Tammenoms Bakker(3)	Director	2021	46,292	—	4,003	50,295
Jacques Theurillat(3)(4)	Director	2021	44,889	—	—	44,889
(1) Mr. Erginbilgic and Mr. Simonelli resigned from the CNH Industrial Board of Directors on December 23, 2021. Their final quarterly retainer and committee fees were paid on January 10, 2022 in the amount of $41,250 and $37,500, respectively.
(2) The Company was subject to UK national insurance contributions for Mr. Erginbilgic in 2021, as shown in the table under Pension & Similar Benefits.
(3) Ms. Bakker and Mr. Theurillat were members of the Board until April 15, 2021.
(4) The Company was subject to UK national insurance contributions for Ms. Bakker in 2021, as shown in the table under Pensions & Similar Benefits.
The following table summarizes remuneration paid or awarded (in USD) to Directors of CNH Industrial N.V. for roles held in subsidiaries of CNH Industrial N.V. for the year ended December 31, 2021:

Name	Position	Year(1)	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation(2)	Total
Alessandro Nasi	Chairman Iveco Defence S.p.A.	2021	174,427	—	785	175,212
(1) In 2022, no roles in subsidiaries of CNH Industrial N.V. were held by Directors of CNH Industrial N.V.
(1) All Other includes a car allowance and contributions for healthcare insurance.
Disclosures according to Dutch Civil Code and Dutch Corporate Governance Code
Implementation of Remuneration Policy in 2022
The following table summarizes remuneration paid or awarded (in USD) for the years ended December 31, 2022 and 2021 to CNH Industrial N.V. Executive Directors (the “Summary Remuneration Table”):

Executive Directors	Position	Year(1)	Fixed Remuneration		Variable Remuneration		Extra-ordinary Items(5)	Pension & Similar Benefits(6)	Total Remuneration	Proportion of fixed to variable remuneration(7)
			Base Salary or Fees	Fringe Benefits(2)	One-year Variable(3)	Multi-year Variable(4)
Scott W. Wine	CEO	2022	1,700,000	176,866	4,960,300	23,504,170	4,248,000	586,393	35,175,729	7%
		2021	1,700,000	167,675	5,100,000	21,476,147	1,573,133	265,743	30,282,698	7%
Suzanne Heywood	Chair	2022	500,000	46,344	—	2,765,089	—	184,157	3,495,590	22%
		2021	500,000	20,778	—	2,517,515	—	126,479	3,164,771	24%
Notes:
(1) For the CEO, the amount includes a Company leased vehicle, health care and life insurances, and personal usage of aircraft. For the Chair, the amount includes personal use of a Company-provided car service, healthcare and life insurances and executive health assessment. Typical employee benefits for healthcare and life insurance are not included in the Summary Compensation Table.
(2) The 2022 amount represents the bonus approved for the performance year and paid in 2023. See the Incentives section in the CD&A for details of the payout and in the “CEO’s 2022 Company Bonus Plan Performance Factor Calculations:” shown in the next table.
(3) The Chair does not participate in the annual cash incentive plan.
(4) The amounts represent each fiscal year’s share-based compensation (SBC) expense under applicable accounting standards relating to grants issued with a portion of the vesting period in the fiscal year. For 2022, the amount includes the 2022-2024 and the 2021-2023 LTI plans. The performance factor assumption is1.5 for the 2022-2024 LTI PSUs and 2.0 for the 2021-2023 LTI PSUs. This valuation differs from the equity value in the Summary Compensation Table under the U.S. SEC 10k regulations which applies the FMV at grant date of the awards granted during the fiscal year.
The following shows the SBC expense comparing the range of payout at target, assumed performance, and maximum:

Executive Director	Position	Year	At Target ($)	At Assumed Performance($)	At Maximum($)
Scott W. Wine	CEO	2022	14,018,559	23,504,170	24,452,627
		2021	12,998,327	21,476,147	21,476,147
Suzanne Heywood	Chair	2022	1,652,281	2,765,089	2,883,703
		2021	1,521,504	2,517,515	2,517,515
(5) The amount in 2022 represents the first of three annual installments of a cash award which will total $7.578 million. This award replaces the CEO’s forfeited long-term awards which were not covered under the CNH Industrial 2021-2023 LTI awards. The second and third installments will equal $2.355 million and $0.975 million, respectively, and are set to be paid in 2023 and 2024. The 2023 payment was made in fiscal 2023 and will be reported in the Company’s executive compensation disclosure for fiscal 2023. The amount in 2021 was a cash sign-on paid upon hiring to compensate for the forfeited 2020 bonus from the prior employer.
(6) For the CEO, the 2022 amount includes expense recorded for accruing retiree healthcare benefits and Company contributions into deferred retirement savings plans and U.S. Social Security and Medicare. For the Chair, the amount includes Company contributions for retirement savings and U.K. National Insurance. U.S. Social Security and Medicare and UK National Insurance contributions are not included in the Summary Compensation Table .
(7) The ratio is the percentage of fixed pay elements over the percentage of variable pay elements. Variable elements include variable incentives and extraordinary items.

CEO’s 2022 Company Bonus Plan Performance Factor Calculations:

Measure(1)			Weight	Threshold	Target	Maximum	Actual	Actual vs. Target	Weighted Payout Factor
Consolidated Adjusted EBIT Margin %		a)	40%	9.60%	11.00%	13.70%	12.40%	112.70%	60.37%
		b)		$ 408,000	$1,360,000	$2,720,000	$2,052,600
Consolidated Revenues $M (@CC)		a)	20%	$20,108	$22,981	$26,428	$24,185	105.20%	26.99%
		b)		$ 204,000	$ 680,000	$1,360,000	$917,670
Cash Conversion Ratio %		a)	20%	59.50%	70.00%	105.00%	79.60%	113.70%	25.49%
		b)		$ 204,000	$ 680,000	$1,360,000	$867,670
ESG KPI's	CO2 Emissions %	a)	10%	-23.80%	-25.00%	-28.80%	-30.60%	120.00%	20.00%
		b)		$ 102,000	$ 340,000	$ 680,000	$680,000
	Accident Frequency Rate(2)	a)	10%	0.161	0.153	0.130	0.146	95.00%	13.04%
		b)		$ 102,000	$ 340,000	$ 680,000	$443,360
Total		a)	100%						145.89%
		b)		$1,020,000	$3,400,000	$6,800,000	$4,961,300
Final CBP Determination							$4,961,300		145.89%
(1) We make adjustments to U.S. GAAP financial measures for purposes of our financial performance measures to ensure the results properly reflect management contributions.
(2) Accident Frequency Rate has a declining goal value for maximum payout, so a value lower than target indicates that the achievement level exceeded target.
Year-Over-Year Remuneration
For year-over-year reference, as required by the Dutch Civil Code requirements, the following table shows the compensation change over each of the past five years (in US$ 000s):
Table - Remuneration over the last five reported financial years

Board of Directors	Position	2022 vs 2021	2021 vs 2020	2020 vs 2019	2019 vs 2018
Scott W. Wine(1)	CEO	4,893	30,283	—	—
Suzanne Heywood(2)	Acting CEO	—	(3,595)	3,595	—
Hubertus Mühlhäuser(2)	CEO	—	(2,107)	(7,335)	5,911
Richard Tobin(3)	CEO	—	—	—	(508)
Suzanne Heywood(3)(4)	Chair	331	2,747	(339)	757
Sergio Marchionne(3)	Chair	—	—	—	(2,840)
Howard W. Buffett(5)	Director	36	129	—	—
Catia Bastioli(6)	Director	129	—	—	—
Nelda Connors(5)	Director	—	—	—	—
Tufan Erginbilgic(5)(11)	Director	(144)	144	—	—
Mina Gerowin(7)	Director	—	—	(81)	(81)
Suzanne Heywood(3)	Director	—	—	—	(170)
Léo W.Houle (8)	Senior Non-Executive Director	37	48	(87)	2
Peter Kalantzis(7)	Director	—	—	(85)	(85)
John Lanaway	Director	38	47	(75)	—
Karen Linehan(6)	Director	76	—	—	—
Alessandro Nasi(9)	Director	37	48	—	85
Silke Scheiber(10)	Director	—	(84)	(98)	14
Lorenzo Simonelli(9)(11)	Director	(117)	42	—	75

Board of Directors	Position	2022 vs 2021	2021 vs 2020	2020 vs 2019	2019 vs 2018
Vagn Sørensen(5)	Director	39	131	—	—
Guido Tabellini(7)	Director	—	—	(73)	(73)
Jacqueline Tammenoms Bakker(11)	Director	(50)	(42)	(95)	25
Åsa Tamsons(6)	Director	119	—	—	—
Jacques Theurillat(11)	Director	(45)	(37)	(97)	—
(1) In 2021, Scott W. Wine joined the Company as CEO, effective January 4, 2021 and was appointed Executive Director of the Board at the April 15, 2021 AGM. The increase in 2022 is primarily the 2022-2024 LTI awards expensed for 2022 and the first of three annual installments of a cash hiring incentive which replaces in part the CEO’s forfeited long-term awards of his prior employer.
(2) Effective March 22, 2020, Hubertus Mühlhäuser stepped down from the CEO role and Suzanne Heywood assumed the Acting CEO duties in addition to her Chair duties for the remainder of 2020.
(3) During 2018, the Company’s Executive Directors changed. At the end of April, the former CEO, Richard Tobin, left the Company voluntarily. On September 17, 2018, Hubertus Mühlhäuser, assumed the position of CEO. On July 21, 2018, the Board of Directors, having been apprised of the deteriorating health situation of its Chairman Sergio Marchionne, appointed Suzanne Heywood as Chair with immediate effect. They were appointed as Executive Directors by shareholders at the November 29, 2018 Extraordinary General Meeting.
(4) The increase in 2022 for the Chair is primarily the valuation of 2022-2024 LTI awards expensed for 2022.
(5) The following Directors were appointed their Board of Directors roles in 2020: Mr. Sørensen, Mr. Buffett, and Mr. Erginbilgic. Ms. Connors stepped down from her Board of Directors roles in 2020.
(6) The following Directors were appointed their Board of Directors roles in 2022: Ms. Bastioli, Ms. Linehan, and Ms. Tamsons.
(7) The following Directors stepped down from their Board of Directors’ roles in 2019: Ms.Gerowin, Mr. Kalantzis, and Mr. Tabellini.
(8) Mr. Houle was appointed Senior Non-Executive Director in 2017.
(9) Mr. Nasi and Mr. Simonelli were appointed Board of Directors in 2019.
(10) Ms. Scheiber was appointed to the Board of Directors in 2016 and stepped down in 2020.
(11) The following Directors stepped down from their Board of Directors’ roles in 2021: Ms. Tammenoms Bakker, Mr. Theurillat, Mr. Erginbilgic and Mr. Simonelli.
CNH Industrial confirms the following:
•No severance payments were made to Executive or Non-Executive Directors;
•No variable remuneration has been clawed-back, and no variable remuneration has been adjusted retroactively from Executive or Non-Executive Directors; and
•No personal loans have been granted to Executive or Non-Executive Directors and no guarantees have been granted in favor of any Executive or Non-Executive Directors.

Share Awards
The following table summarizes unvested performance share units and restricted share units held by Executive Directors as of December 31, 2022:
Table - Shares awarded or due to the Directors for the reported financial year

	The main conditions of share unit plans					Information regarding the reported financial year
						Opening Balance	During the Year			Closing Balance			Accounting Expense (1
Name of Director, Position	Award Name	Performance Period	Award Date	Vesting Date	End of Holding Period	Shares Awarded at the Beginning of the Period	Shares Awarded	Shares Forfeited	Shares Vested	Share Subject to a Performance Condition	Shares Unvested	Shares Subject to a Holding Period
							FMV at Grant (US$000s)		FMV at Vest (US$000s)				US$000s
Scott W. Wine, CEO	2022-2024 PSU(2)	01/01/22– 12/31/24	05/20/22	02/28/25	05/20/27	—	626,100	—	—	626,100	626,100	626,100
							8,678						2,845
	2022-2024 RSU(2)	01/04/22 - 04/30/25	05/20/22	04/30/25	05/20/27	—	208,700	—	—	—	208,700	208,700
							2,834						584
	2021-2023 PSU(2)	01/01/21– 12/31/23	01/04/21	02/28/24	01/04/26	2,603,224	—	—	—	2,603,224	2,603,224	2,603,224	17,074
	2021-2023 RSU(2)	01/04/21 - 04/30/24	01/04/21	04/30/22	01/04/26	289,119	—	—	289,119	—	—	289,119	3,000
									4,158
				04/30/23		289,120	—	—	—	—	289,120	289,120
				04/30'24		289,120	—	—	—	—	289,120	289,120
Suzanne Heywood, Chair	2022-2024 PSU(2)	01/01/22– 12/31/24	05/20/22	02/28/25	01/04/26		78,300	—	—	78,300	78,300	78,300
							1,085						356
	2022-2024 RSU(2)	01/04/22 - 04/30/25	05/20/22	04/30/25	01/04/26		26,100	—	—	—	26,100	26,100
							354						73
	2021-2023 PSU(3)	01/01/21– 12/31/23	12/14/20	2/28/24	12/14/25	354,516	—	—	—	354,516	354,516	354,516	1,988
	2021-2023 RSU(3)	12/14/20– 4/30/24	12/14/20	4/30/22	12/14/25	39,391	—	—	39,391	—	—	39,391	348
									566
				4/30/23		39,390	—	—	—	—	39,390	39,390
				4/30/24		39,391	—	—	—	—	39,391	39,391

	Total Shares:					3,943,271	939,200	—	328,510	3,662,140	4,553,961	4,882,471
	Total FMV ($000s)						12,952		4,724				26,269
Notes:
(1) The accounting valuation of share-based compensation expense is the value reported for equity awards in the Summary Remuneration table.
(2) The LTI plan includes the legacy 2021-2023 performance cycle awards and the 2022-2024 performance cycle awards which consists of a Company performance component, with potential vesting of PSUs, and an individual performance component, with potential vesting of RSUs. The PSUs for both cycles vest at the end of their respective performance cycle, while the legacy RSUs vest in three equal annual installments over the performance cycle and the 2022-2024 RSUs cliff vest on April 30, 2025.
In accordance with the DCGC, the Committee discussed with the CEO and the Chair their respective 2022 compensation, and each are fully aligned with the compensation awarded.
Internal Pay Ratios
When setting the Executive Directors’ compensation, the Committee considers both the appropriate external benchmark as well as the internal pay ratios within the Company. Although the primary consideration is market competitiveness to attract and retain highly qualified senior executives in a large, global, complex organization, a baseline internal comparison is set, and trends are tracked. The trend in executives’ compensation is evaluated in relation to the trend in employees’ compensation.

In line with the guidance under the DCGC, the CEO Pay ratio and trend is disclosed in the annual executive compensation disclosure of the annual report. The basis of the pay ratio comparison uses the prevalent Dutch methodology of average employee compensation, including all labor costs. Consistent with prior years, CEO compensation and average employee compensation use the accounting value of equity awards. Under this methodology, the value of an equity award is allocated over the period between grant and vesting.
The CEO’s pay in 2022 and 2021 reflect the pay of Scott W. Wine, hired on January 4, 2021 with a highly competitive pay package and hiring incentive awards to attract him to join CNH Industrial and leave a highly paid CEO position at this former employer. Additionally, the incentive included one-time highly leveraged performance-based equity awards to align him with CNH Industrial shareholders and provide upside potential reward linked to performance for the risk he assumed changing from a known company and industry to a much larger and globally diverse and complex company in a different industry. His performance-based equity awards have experienced above target performance under Mr. Wine’s leadership across each of the metrics, Adjusted Diluted EPS and Industrial ROIC and relative TSR. The 2022 value of the equity awards reflects PSUs achieving the maximum, 2x target, for the 2021-2023 LTI PSUs and 1.5x target for the 2022-2024 LTI PSUs. Additional explanation of the CEO’s pay in 2022 and 2021 and the strong link to Company and share price performance can be referenced in the CD&A and the Pay versus Performance section of this report.
The average employee compensation is the total personnel costs reported in the Annual Report, which excludes Executive Director compensation, divided by average year headcount reported in the Annual Report, less the CEO who is included in the total average year headcount. Over the five-year period, the average employee compensation has been impacted, due to changing business conditions, by shifts in the labor market in the different geographies.
The five-year trend of CEO pay versus average employee compensation is shown in the following table:

	2022	2021	2020	2019	2018	5-year trend
CEO compensation ($000s)(1)	35,176(1)	21,805(2)	5,702(3)	6,632(4)	8,738(5)	403%
Average Employee compensation (6) ($000s)	76.4	69.7	60.2	60.5	64.3	119%
CEO Pay Ratio	460	313	95	110	136	338%
Notes:
(1) The compensation for the CEO is as reported in the Summary Remuneration table per the DCGC and Dutch Civil Code unless otherwise noted in subsequent footnotes. In 2022, the CEO’s compensation includes the value of the CEO’s performance-based equity awards with an expected 2x payout for the 2021-2023 LTI PSUs and 1.5x payout for the 2022-2023 LTI PSUs and the extraordinary compensation of $4.2 million related to the first installment of three of the hiring cash incentive which replaces the forfeited equity not covered under the 2021-2023 LTI awards. Mr. Wine’s target total direct compensation which is fixed for five years is $17.1 million, which would result in a CEO pay ratio of 224 and maximum payout opportunity of $29.5 million, resulting in a ratio of 386.
(2) The CEO, hired January 4, 2021, received a signing incentive to leave his prior employer before his 2020 bonus payout. The ratio excluding that one-off payment is 290. The equity expense included in the total CEO compensation is assuming target payout for the company performance share units. The actual payout is at the end of the performance period and will be determined in February 2024. The ratio assuming maximum payout for the company performance share units is 434.
(3) For 2020, data incorporates the compensation of the former CEO and the Acting CEO, as was reported in the Summary Remuneration table.
(4) For 2019, CEO compensation is consistent with the Summary Remuneration table include in the 2019 report, excluding the 2019 accounting value of the CEO’s one-time “Make Whole” award, which vested in September 2019. Including the 2019 Make Whole accounting value of $2.8 million, the CEO pay ratio would be 156. The 2019 CEO Pay Ratio calculation includes $2.9 million in accounting value related to the 2017-2019 PSUs that did not meet the threshold achievement for any payout and have been forfeited. The CEO Pay Ratio excluding the forfeited PSU award would be 62.
(5) For 2018, a targeted full year compensation is shown for year-over-year comparison.
(6) Average Employee compensation is derived from personnel costs reported under IFRS, which does not include personnel costs for the Executive Directors, divided by the average headcount. Personnel costs as disclosed with the IFRS Annual Report for 2022, 2021, 2020, 2019, and 2018 are $2,976 million, $4,695 million, $3,820 million, $3,909 million and $3,591 million respectively. Average number of employees as disclosed within the IFRS Annual Report for 2022, 2021, 2020, 2019, and 2018 are 38,966, 67,318, 63,482, 64,596 and 64,045 respectively.

For perspective, the Company`s key performance metrics for the same past five years are shown below:

Selected Performance Data (1)(2)	2022	2021	2020	2019	2018	5-year trend
Net Income – US GAAP ($ million)	2,039	1,801	(198)	797	1,099	186%
Adjusted Diluted Earnings/(Loss) per share ($)	1.46	1.28	0.42	0.64	0.8	183%
Absolute Total Shareholder Return - Indexed from 2017(3)	146	150	99	84	69	146%
Notes:
(1) Includes non-GAAP metrics derived from financial information prepared in accordance with U.S. GAAP.
(2) Figures from 2019 to 2022 reflect the continuing operations scope of CNH Industrial, that is excluding the Iveco Group businesses results. The 2018 figures reflect the entire scope of CNH Industrial in 2018.
(3) Using dividend-adjusted closing prices at the ending of each year and indexing from a 2017 year end baseline (i.e., index at 100).
Under the leadership of the current CEO, the 2022 and 2021 operational results on numerous key metrics hit record levels and shareholders earned a high cumulative two-year return as well. In the Pay versus Performance section, additional metrics are shown, including a comparison to the relative TSR of the S&P 500 Industrial index, a group of about industrial peers. As that section illustrates, CNH Industrial’s performance trend on many fronts has been stellar.
The linkage of CEO pay to performance is very strong with 73% tied to the CEO’s compensation at target and 84% at maximum. The investment in securing Mr. Wine’s expertise, vision and leadership has already paid off through the increased value delivered to shareholders and stakeholders.

Non-GAAP Measures Reconciliation

Reconciliation of Adjusted net income and Adjusted income tax (expense) benefit to Net income (loss) and Income tax (expense) benefit and calculation of Adjusted diluted EPS and Adjusted ETR under US-GAAP
	Years ended December 31,
(in millions)	2022	2021	2020
Net income (loss) – Continuing Operations	$ 2,039	$ 1,801	$ (198)
Adjustments impacting Income (loss) before income tax (expense) benefit and equity in income of unconsolidated subsidiaries and affiliates (a)	(41)	97	903
Adjustments impacting Income tax (expense) benefit (b)	6	(151)	(118)
Adjusted net income (loss)	$ 2,004	$ 1,747	$ 587
Adjusted net income (loss) attributable to CNH Industrial N.V.	1,994	1,738	573
Weighted average shares outstanding – diluted (million)	1,362	1,361	1,351
Adjusted diluted EPS ($)	$ 1.46	$ 1.28	$ 0.42
Income (loss) from continuing operations before income tax (expense) benefit and equity in income of unconsolidated subsidiaries and affiliates	2,682	1,939	(179)
Adjustments impacting Income (loss) before income tax (expense) benefit and equity in income of unconsolidated subsidiaries and affiliates (a)	(41)	97	903
Adjusted income (loss) from continuing operations before income tax (expense) benefit and equity in income of unconsolidated subsidiaries and affiliates	$ 2,641	$ 2,036	$ 724
Income tax (expense) benefit	(747)	(229)	(85)
Adjustments impacting Income tax (expense) benefit (b)	6	(151)	(118)
Adjusted income tax (expense) benefit	$ (741)	$ (380)	$ (203)
a) Adjustments impacting Income (loss) from continuing operations before income tax (expense) benefit and equity in income of unconsolidated subsidiaries and affiliates
Restructuring expenses	31	35	49
Loss on repurchase of notes	—	8	—
Pre-tax gain related to the 2018 modification of a healthcare plan in the U.S.	(90)	(119)	(119)
Pre-tax gain related to the 2021 modification of a healthcare plan in the U.S.	(24)	(5)	—
Pre-tax settlement charge related to the purchase of annuity contracts to settle a portion of U.S. pension obligations	—	—	125
Goodwill impairment charge	—	—	585
Other assets impairment charges	—	—	255
Asset write-down: Industrial Activities, Russia Operations	43	—	—

Asset write-down: Financial Services, Russia Operations	17	—	—
Spin related costs	25	133	—
Gain on sale of real estate	(65)	—	—
Monarch Tractor investment fair value adjustment	—	(12)	—
Other discrete items	—	57	8
Activity of the Raven Segments held for sale, including loss on sale of the Aerostar and Engineered Films Division	22	—	—
Total	$ (41)	$ 97	$ 903
b) Adjustments impacting Income tax (expense) benefit
Tax effect of adjustments impacting Income (loss) before income tax (expense) benefit and equity in income of unconsolidated subsidiaries and affiliates(1)	61	10	$(106)
Adjustment to valuation allowances on deferred tax assets	(55)	(161)	(12)
Total	$ 6	$ (151)	$ (118)
(1) In 2022, this line includes $12 million of increase to the valuation allowances on historical deferred tax assets as a result of the suspension of operations in Russia.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons Owning More than Three Percent of CNH Industrial Common Shares
The following table shows the number of shares of CNH Industrial common stock beneficially owned as of January 31, 2023, (unless otherwise indicated) by each person who, to our knowledge, beneficially owns more than 3% of our common stock.

	Shares Beneficially Owned and Held	Percent of Common Shares(4)
Greater Than 5% Owner
EXOR N.V.(1)	366,927,900	27.3%
Harris Associates L.P.(2)	91,391,645	6.8%
Blackrock, Inc.(3)	59,893,991	4.5%
(1)In addition, EXOR N.V. holds 366,927,900 special voting shares; EXOR N.V.'s beneficial ownership in CNH Industrial is 42.8%, calculated as the ratio of (i) the aggregate number of common and special voting shares owned by EXOR N.V. and (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial. There were 1,715,313,924 outstanding common shares and special voting shares at January 31, 2023.
(2)Based on a Schedule 13G/A (Amendment No. 3) filed with the SEC on February 14, 2023, Harris Associates L.P.'s reported beneficial ownership in CNH Industrial is 5.3% calculated as the ratio of (i) the number of common shares owned by Harris Associates L.P. and (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial. Based on a filing made by Harris Associates L.P. with the public register of substantial holdings and gross short positions held by the AFM on September 24, 2021, Harris Associates reported having indirect (real) voting rights over 87,178,442 common shares.
(3)Based on the filing made by BlackRock, Inc with the public register substantial holdings and gross short positions held by the AFM on January 9, 2023, BlackRock, Inc reported holding (i) indirectly (real) 49,859,946 common shares with 59,844,409 voting rights and (ii) indirectly (potential) 6,566 common shares with 49,582 voting rights. BlackRock, Inc.’s beneficial ownership in CNH Industrial is 3.5%* calculated as the ratio of (i) the number of common shares owned by BlackRock, Inc. and (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial.
(*) The amount does not include potential holdings where BlackRock, Inc. has a contractual right to indirectly acquire common shares potentially enabling the increase of common share and voting rights.
(4)There were 1,344,240,971 outstanding common shares at January 31, 2023. The “Percent of Common Shares” was calculated by using the publicly disclosed number of owned common shares as the numerator, respectively, and the number of the Company’s outstanding common shares as the denominator.
As of January 31, 2023, EXOR N.V.’s voting power in CNH Industrial as a result of the loyalty voting program was approximately 42.8%. EXOR N.V., through its voting power, has the ability to significantly influence the decisions submitted to a vote of our shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness.

At January 31, 2023, there were 408 registered holders of our common stock in the U.S., including 124 shareholders that hold special voting shares associated with their common shares. As of January 31, 2023, based on the Company's share register and other sources available to us, approximately 198,148,846 common shares (3,766,107 of which had associated special voting shares) were held in the U.S.
Security Ownership of Directors and Executive Officers
The following table shows the number of shares of CNH Industrial common stock beneficially owned as of January 31, 2023,(unless otherwise indicated) by:
•each individual who was serving as a non-employee director as of January 31, 2023
•each of the named executive officers listed in the Summary Compensation Table in Item 11
•all individuals who served as directors or executive officers on January 31, 2023 as a group
A beneficial owner of stock (represented in column (a)) is a person who has sole or shared voting power (meaning the power to control voting decisions) or sole or shared investment power (meaning the power to cause the sale or other disposition of the stock). A person also is considered the beneficial owner of shares to which that person has the right to acquire beneficial ownership (within the meaning of the preceding sentence) within 60 days. For this reason, the following table includes PSUs, restricted shares, and RSUs that could become exercisable or be settled within 60 days of January 31, 2023, at the discretion of an individual identified in the table (represented in column (c)).

	Shares Beneficially Owned and Held (a)	Options, PSUs, Restricted Shares, and RSUs Available Within 60 Days (c)	Total	Percent of Shares Outstanding(1)
Non-Employee Directors
Catia Bastioli	4,000	—	4,000	*
Howard W. Buffett	17,866	—	17,866	*
Suzanne Heywood	150,210	—	150,210	*
Alessandro Nasi	356,203	—	356,203	*
Vagn Sørensen	27,000	—	27,000	*
Åsa Tamsons	—	—	—	*
Karen Linehan	11,903	—	11,903	*
Léo W. Houle	57,259	—	57,259	*
Named Executive Officers				*
Kevin Barr	14,536	—	14,536	*
Oddone Incisa	173,059	—	173,059	*
Derek Neilson	444,913	—	444,913	*
Stefano Pampalone	111,673	—	111,673	*
Scott W. Wine	639,119	—	639,119	*
All directors and executive officers as a group	2,007,741	—	2,007,741	*
(1)There were 1,344,240,971 common shares outstanding as of January 31, 2023. All these common shares have the same rights and entitlements. The “Percent of Common Shares” was calculated by using the publicly disclosed number of owned common shares as the numerator, respectively, and the number of the Company’s outstanding common shares as the denominator.
*    Less than 1% of the outstanding shares of CNH Industrial N.V. common shares.
All individuals listed in the table above have sole voting and investment power over the shares unless otherwise noted.

The following table sets forth certain information, as of December 31, 2022, concerning securities authorized for issuance under all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)		(b)
Equity compensation plans approved by security holders	$27,118,711	$10.94	$18,893,115
Equity compensation plans not approved by security holders	$—		$—
Total	$27,118,711	$10.94	$18,893,115
a)     This amount includes 27,118,711 PSUs and RSUs awarded under the CNH Industrial N.V. Equity Incentive Plan. Under the Company’s long-term incentive programs, the PSUs are payable only in stock after the three-year performance period is ended and the RSUs vest in equal installments over three years, on the first, second and third anniversaries of the date of grant. The number of shares reflects the maximum number of shares that may be earned under the PSUs.
b)     This amount includes 18,893,115 shares available under the CNH Industrial N.V. Equity Incentive Plan. Under the CNH Industrial N.V. Equity and Incentive Plan, the Company may award shares in connection with stock options and stock appreciation rights, performance shares or performance share units, restricted stock or restricted stock units, or other awards based on Common Shares determined by the Committee. In addition, shares covered by outstanding awards become available for new awards if the award is forfeited or expires before delivery of the shares.
Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
The Audit Committee has adopted a written Related Party Transactions Policy that governs reviewing, approving, or ratifying all related person transactions. The written Related Person Transactions Approval Policy applies to: (1) executive officers and directors of the Company; (2) any person or enterprise owning, directly, or indirectly an interest in the voting power of the Company that give gives it significant influence over the Company; and (3) immediate family members of anyone in category (1) or (2).
Each year, our directors and executive officers complete questionnaires designed to elicit information about potential related person transactions. In addition, the directors and officers must promptly advise our Chief Legal and Compliance Officer if there are any changes to the information they previously provided. Transactions deemed reasonably likely to be related person transactions are submitted to the Audit Committee for pre-approval at its next meeting. Mr. Howard W. Buffett’s father is Chairman and Chief Executive Officer of the Howard G. Buffett Foundation (the “Foundation”). In 2022, the Foundation purchased approximately $1,000,000 of Company agriculture machinery for donation to the Ukrainian Ministry of Agriculture. This donation was part of the Foundation’s charitable contributions in the areas of food safety and conflict mitigation.
Director Independence
We have a one-tier management structure (i.e. management board that may be composed of both members having responsibility for our day-to-day operations, who are referred to as “executive directors”, and members not having such responsibility, who are referred to as “non-executive directors”). Our executive directors, Ms. Heywood and Mr. Scott Wine, and the non-executive directors were elected at the Company's annual general meeting of shareholders held on April 13, 2022. The term of office of the current Board of Directors will expire on April 14, 2023, the date of the Company’s next AGM.
Six directors (67%) qualify as independent for purposes of NYSE rules, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Dutch Code.
Item 14.    Principal Accountant Fees and Services
Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. We incurred the following fees from the Ernst & Young Entities for professional services for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Audit fees	$8,215,000	$12,413,000
Audit-related fees	1,604,000	5,921,000
Other fees	34,000	37,000
Total	$9,853,000	$18,371,000
“Audit Fees” are the aggregate fees from the Ernst & Young Entities for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-Related Fees” are fees charged by the Ernst & Young Entities for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category comprises fees for the procedures performed as part of the demerger activities, audit of employee benefit plans and pension plans, agreed-upon procedure engagements and other attestation services subject to regulatory requirements.
Under the laws and regulations of the Netherlands, the Ernst & Young Entities audit tenure will conclude upon the completion of their 2022 financial year audits due to mandatory audit firm rotation rules. At the April 13, 2022 Annual General Meeting of the Shareholders, Deloitte Accountants B.V., was appointed the Company’s independent auditor for the 2023 financial year.
Audit Committee’s Pre-Approval Policies and Procedures
Our Audit Committee nominates and engages our independent registered public accounting firm to audit our consolidated financial statements. Our Audit Committee has a policy requiring management to obtain the Audit Committee’s approval before engaging our independent registered public accounting firm to provide any other audit or permitted non-audit services to us or our subsidiaries. Pursuant to this policy, which is designed to ensure that such engagements do not impair the independence of our independent registered public accounting firm, the Audit Committee reviews and pre-approves (if appropriate) specific audit and non-audit services in the categories Audit Services, Audit-Related Services, Tax Services, and any other services that may be performed by our independent registered public accounting firm. During the year ended December 31, 2022, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Financial Statements - CNH Industrial N.V. and Subsidiaries
The following are contained in this Annual Report on Form 10-K:
The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 130 immediately following the signature pages of this Report.
(a) 2. Financial Statement Schedules
Schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.
(a) 3. Exhibits

Exhibit	Description
3.1
Articles of Association of CNH Industrial N.V., dated September 29, 2013 (Previously filed as Exhibit 1.1 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2014 (File No. 001-36085) and incorporated herein by reference).

3.2
Regulations of the Board of Directors of CNH Industrial N.V. dated September 9, 2013 (Previously filed as Exhibit 1.2 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2014 (File No. 001-36085) and incorporated herein by reference).

4.1
Indenture, dated as of August 18, 2016, by and between CNH Industrial N.V., as issuer, and U.S. Bank National Association, as trustee, relating to the CNH Industrial N.V. debt securities. (Previously filed as Exhibit 4.1 to the report on Form 6-K of the registrant (File No. 001-36085) and incorporated herein by reference).

4.2
Officers’ Certificate, dated as of August 18, 2016 (including Form of 4.50% Note due 2023 included therein). (Previously filed as Exhibit 4.2 to Form 6‑K of the registrant on August 18, 2016 (File No. 001-36085) and incorporated herein by reference).

4.3
Officers’ Certificate, dated as of November 14, 2017 (including Form of 3.850% Note due 2027 included therein). (Previously filed as Exhibit 4.1 to Form 6‑K of the registrant on November 14, 2017 (File No. 001-36085) and incorporated herein by reference).

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act
There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, none of which relates to indebtedness that exceeds 10% of the consolidated assets of CNH Industrial N.V. CNH Industrial N.V. agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of CNH Industrial N.V. and its consolidated subsidiaries.
10.1
CNH Industrial N.V. Directors’ Compensation Plan (Previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 of the registrant on October 1, 2013 (File No. 333-191477) incorporated herein by reference).

10.2
Case New Holland Industrial Inc. 2005 Deferred Compensation Plan, restated effective January 1, 2012 (Previously filed as Exhibit 4.9 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2014 (File No. 001-36085) and incorporated herein by reference).

10.3
CNH Industrial N.V. Equity Incentive Plan (Previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 of the registrant on June 3, 2020 (File No. 333-238912) incorporated herein by reference).

10.4	Form of Performance Share Agreement (2021-2023)
10.5	Form of Restricted Stock Units Agreement (2021-2023)
10.6	Form of Performance Share Agreement (2022-2024)
10.7	Form of Restricted Stock Units Agreement (2022-2024)
10.8	Employment and Severance Agreement with Kevin Barr
10.9	Employment and Severance Agreement with Derek Neilson
10.10	Employment and Severance Agreement with Scott W. Wine
10.11	Agreement and Plan of Merger among Raven Industries, Inc., CNH Industrial N.V. and CNH Industrial South Dakota, Inc.
10.12	Credit Agreement dated as of March 18, 2019
10.13	Amendment to the Credit Agreement dated March 18, 2019
21.0	Subsidiaries and affiliates of the registrant
23.0	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of CNH Industrial NV and Chief Financial Officer of CNH Industrial NV, as required pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CLA	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH INDUSTRIAL N.V. (Registrant)

By:	/s/ SCOTT W. WINE
Scott W. Wine
Chief Executive Officer
Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Each person signing below also appoints Scott W. Wine, Oddone Incisa, and Roberto Russo, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable CNH Industrial N.V. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Date	Signature	Title

February 28, 2023	/s/ SCOTT W. WINE	Chief Executive Officer
Scott W. Wine

February 28, 2023	/s/ ODDONE INCISA	Chief Financial Officer
	Oddone Incisa	(Principal Financial Officer and Principal Accounting Officer)

February 28, 2023	/s/ SUZANNE HEYWOOD	Executive Director and Chairman of the Board
Suzanne Heywood

February 28, 2023	/s/ LEO W. Houle	Senior Non-Executive Director
Leo W. Houle

February 28, 2023	/s/ CATIA BASTIOLI	Director
Catia Bastioli

February 28, 2023	/s/ HOWARD W. BUFFETT	Director
Howard W. Buffett

February 28, 2023	/s/ KAREN LINEHAN	Director
Karen Linehan

February 28, 2023	/s/ ALESSANDRO NASI	Director
Alessandro Nasi

February 28, 2023	/s/ VAGN SORENSEN	Director
Vagn Sørensen

February 28, 2023	/s/ ASA TAMSONS	Director
Åsa Tamsons

Management's Discussion and Analysis
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the Company's financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements.
This discussion includes forward-looking statements, which, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual events or conditions to differ materially from those expressed or implied by the forward-looking statements. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Overview
CNH Industrial is a leading equipment and services company engaged in the design, production, marketing, sale, and financing of agricultural and construction equipment.
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group") and the Iveco Group became a public listed company independent from CNH Industrial, with its common shares trading on Euronext Milan. The On-Highway Business' financial results for the periods prior to the Demerger have been reflected in our Consolidated Statement of Operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the On-Highway Business in the prior year consolidated balance sheet are classified as discontinued operations within Assets Held for Distribution and Liabilities Held for Distribution on the Consolidated Balance Sheet.
We generate revenues and cash flows principally from the sale of equipment to dealers and distributors. Financial Services provides a range of financial products focused on financing the sale and lease of equipment to our dealers and their customers.
Revenues of Industrial Activities are presented net of discounts, allowances, settlement discounts and rebates, as well as costs for sales incentive programs, determined on the basis of historical costs, country by country, and charged against profit for the period in which the corresponding sales are recognized. Our sales incentive programs may include the granting by Financial Services of retail financing at discounts to market interest rates. The corresponding cost to Industrial Activities is recognized at the time of the initial sale and the revenues of Financial Services are recognized on a pro rata basis in order to match the cost of funding.
Principal Factors Affecting Results
Our operating performance is highly correlated to sales volumes, which are influenced by several different factors that vary across our segments.
For Agriculture, the key factors influencing sales are the level of net farm income, which is influenced by commodity prices, and, to a lesser extent, general economic conditions, interest rates and the availability of financing and related subsidy programs. Variations by region and product are also attributable to differences in typical climate and farming calendars, as well as extraordinary weather conditions.
For Construction, segmentation varies by regional market: in developed markets, demand is oriented toward more sophisticated machines that increase operator productivity, while in developing markets, demand is oriented toward more utilitarian models with greater perceived durability. Sales levels for heavy construction equipment are particularly dependent on the expected level of major infrastructure construction and repair projects, which is a function of expected economic growth and government spending. For light construction equipment, the principal factor influencing demand is the level of residential and commercial construction, remodeling and renovation, which is influenced in turn by interest rates and availability of financing, as well as, in the residential sector, levels of disposable income and, in the commercial sector, the broader economic cycle.
Demand for services and service-related products, including parts, is a function of the nature and extent of the use of the related agricultural and construction equipment. The after-sales market is historically less volatile than the wholegoods market and, therefore, helps reduce the impact on operating results of fluctuations in new sales.
Our cost base principally comprises the cost of raw materials and personnel costs.
Raw material costs are closely linked to commodity markets and largely outside of our control, although we are making a targeted effort to increase procurement and production efficiencies. Historically, we have been able to pass on to our customers most of the increase in the cost of raw materials through increases in product pricing. Nevertheless, even when we are able to do so, there is usually a time lag between an increase in materials cost and a realized increase in product prices and, accordingly, our results are typically adversely affected at least in the short-term until price increases are accepted in the market.
Personnel costs change over time and are impacted by the terms of collective bargaining agreements, inflation and average number of employees. A significant proportion of our employees are based in countries where labor laws impose significant protection of employers’ rights and, accordingly, we have limited ability to downsize our personnel in response to a decrease in production during periods of market downturn.
Our results are also affected by changes in foreign exchange rates from period to period, mainly due to the difference in geographic distribution between our manufacturing activities and our commercial activities, resulting in cash flows from exports denominated in currencies that differ from those associated with production costs. In addition, our Consolidated Financial Statements are expressed in U.S. dollars and are therefore subject to movements in exchange rates upon translation of the financial statements of subsidiaries whose functional currency is not the U.S. dollar.
Finally, our results may be materially affected, directly or indirectly, by governmental policies, including monetary and fiscal policies and policies on international trade and investment.
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
During the first quarter of 2022, CNH Industrial announced it was suspending non-domestic operations in Russia. The Company has since been supporting its operations in this market through the continuation of employee salaries and payment of other administrative expenses. As a result of the suspension, the Company evaluated the carrying value of assets held within the Company's Russia operations. Upon completion of the evaluation, during the quarter ended March 31, 2022, the Company recorded charges of $71 million related to asset write downs, financial receivable allowances and a valuation allowance against deferred tax assets. The Russia-Ukraine conflict and the ensuing sanctions to Russia and Belarus and Russian counter-sanctions have created additional tensions in the commodity markets. The Company has no critical supplier in the affected countries, but prices for certain commodities, including natural gas, have created and might create further volatility.
Non-GAAP Financial Measures
CNH Industrial monitors its operations through the use of several non-GAAP financial measures. CNH Industrial’s management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers’ ability to assess CNH Industrial’s financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP or EU-IFRS and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP and/or EU-IFRS.
As of December 31, 2022, CNH Industrial’s non-GAAP financial measures are defined as follows:
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
Net (Cash) Debt and Net (Cash) Debt of Industrial Activities (or Net Industrial (Cash) Debt)
Net Cash (Debt) is defined as total debt less: intersegment notes receivable, cash and cash equivalents, restricted cash, other current financial assets (primarily current securities, short-term deposits and investments towards high-credit rating counterparties) and derivative hedging debt. CNH Industrial provides the reconciliation of Net Cash (Debt) to Total (Debt), which is the most directly comparable measure included in the consolidated balance sheets. Due to different sources of cash flows used for the repayment of the debt between Industrial Activities and Financial Services (by cash from operations for Industrial Activities and by collection of financing receivables for Financial Services), management separately evaluates the cash flow performance of Industrial Activities using Net Cash (Debt) of Industrial Activities.

Revenues on a Constant Currency Basis
CNH Industrial discusses the fluctuations in revenues on a constant currency basis by applying the prior year average exchange rates to current year’s revenues expressed in local currency in order to eliminate the impact of foreign exchange rate fluctuations.
Free Cash Flow of Industrial Activities
Free Cash Flow of Industrial Activities (or Industrial Free Cash Flow) refers to Industrial Activities, only, and is computed as consolidated cash flow from operating activities less: cash flow from operating activities of Financial Services; assets under operating leases, property, plant and equipment and intangible assets; change in derivatives hedging debt of Industrial Activities; as well as other changes and intersegment eliminations.
Operating Results
The operations and key financial measures and financial analysis differ significantly for manufacturing and distribution businesses and financial services businesses; therefore, management believes that certain supplemental disclosures are important in understanding our consolidated operations and financial results. For further information, see “Supplemental Information” within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.
2022 Compared to 2021
Consolidated Results of Operations

	2022	2021
	(in millions)
Revenues:
Net sales	$21,541	$17,802
Finance, interest and other income	2,010	$1,694
Total Revenues	23,551	$19,496
Costs and Expenses:
Cost of goods sold	16,797	$14,109
Selling, general and administrative expenses	1,752	$1,454
Research and development expenses	866	$642
Restructuring expenses	31	$35
Interest expense	734	$549
Other, net	689	$768
Total Costs and Expenses	20,869	$17,557
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	2,682	$1,939
Income tax expense	(747)	$(229)
Equity in income of unconsolidated subsidiaries and affiliates	104	$91
Net income (loss) from continued operations	2,039	$1,801
Net income (loss) from discontinued operations	—	(41)
Net income (loss)	2,039	1,760
Net income attributable to noncontrolling interests	10	$37
Net income (loss) attributable to CNH Industrial N.V.	$2,029	$1,723
Revenues
We recorded revenues of $23,551 million in 2022, an increase of 20.8% (up 24.1% on a constant currency basis) compared to 2021. This increase is primarily due to increases in all segments as a result of strong industry demand and price realization.

Cost of Goods Sold
Cost of goods sold were $16,797 million in 2022 compared to $14,109 million in 2021, an increase of 19.1% year over year. As a percentage of net sales of Industrial Activities, cost of goods sold was 78.0% in 2022 (79.3% in 2021), as a result of favorable fixed cost absorption partially offset by cost escalation. In the year ended December 31, 2022 this item includes $41 million of asset write downs as a result of the suspension of operations in Russia.
Selling, General and Administrative Expenses
SG&A expenses amounted to $1,752 million in 2022 (7.4% of revenues) compared to $1,454 million in 2021 (7.5% of revenues) as activity levels grew and inflation affected expenses. For the year ended December 31, 2022 SG&A includes $17 million in write-downs due to the suspension of operations in Russia.
Research and Development Expenses
In 2022, R&D expenses were $866 million compared to $642 million in 2021. The expense in both years was primarily attributable to continued investment in new products, technologies, and digital solutions.
Restructuring Expenses
The Company incurred restructuring costs of $31 million and $35 million for the years ended December 31, 2022 and 2021, respectively.
Interest Expense
Interest expense was $734 million in 2022 compared to $549 million in 2021. The interest expense attributable to Industrial Activities, net of interest income and eliminations, was $119 million in 2022 compared to $118 million in 2021. In 2021, interest expense included a charge of $8 million related to the repurchase by CNH Industrial Finance Europe S.A. of €316 million (equivalent to $371 million) of outstanding notes due May 23, 2022.
Other, net
Other, net expenses were $689 million in 2022 and included a pre-tax gain of $90 million ($68 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $24 million ($18 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, a pre-tax gain of $65 million ($70 million after-tax) on the sale of a facility in Canada, $22 million ($54 million after-tax) of loss on the sale of Raven Engineered Films and Aerostar Divisions, net of income from those businesses held for sale during the period, separation costs in connection with the spin-off of the On-Highway business of $25 million ($24 million after-tax), and foreign exchange losses of $59 million.
Other, net expenses were $768 million in 2021 and included a pre-tax gain of $119 million ($90 million net of tax impact) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a gain of $5 million ($4 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications to a healthcare plan in the U.S. which occurred in the fourth quarter of 2021, and a gain of $12 million ($9 million after-tax) for a remeasurement at fair value of the investment in Monarch Tractor, offset by $133 million ($128 million after-tax) in separation costs in connection with the demerger of the Iveco Group business, and foreign exchange losses of $1 million.
Income Taxes

	2022	2021
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$2,682	$1,939
Income taxes expense (benefit)	$747	$229
Effective tax rate	27.9%	11.8%
In 2022, income taxes were an expense of $747 million, compared to a tax expense of $229 million in 2021. The effective tax rates for 2022 and 2021 were 27.9% and 11.8%, respectively. The 2022 tax rate was negatively impacted by increased profitability in high-tax jurisdictions, tax expenses associated with the disposition of Raven’s Engineered Films Division and Raven’s Aerostar Division,

additional reserves for uncertain tax positions and an increase in unrecognized deferred tax assets in jurisdictions with highly inflationary economies. These negative impacts were partially offset by $55 million in benefits associated with previously unrecognized deferred tax assets in Italy.
In 2021, income taxes were an expense of $229 million with an effective tax rate of 11.8%. The Company’s 2021 tax rate was positively impacted by $161 million related to recognizing deferred tax assets associated with the Company’s operations in Brazil. The 2021 rate was also reduced by a reduction in reserves for uncertain tax positions, and the utilization of unrecognized deferred tax assets.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $104 million in 2022, compared to $91 million in 2021.
Industrial Activities and Business Segments
The following tables show total Revenues and Adjusted EBIT of Industrial Activities by segment. We have also included a discussion of our results by Industrial Activities and each of our segments.

	2022	2021	% Change	% Change excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$17,969	$14,721	22.1%	25.8%
Construction	3,572	$3,081	15.9%	18.4%
Eliminations and other	—	$—
Total Net sales of Industrial Activities	$21,541	$17,802	21.0%	24.5%
Financial Services	1,996	$1,672	19.4%	20.0%
Eliminations and other	14	$22
Total Revenues	$23,551	$19,496	20.8%	24.1%

	2022	2021	$ Change	2021 Adj EBIT Margin	2020 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT of Industrial Activities by Segment:
Agriculture	$2,456	$1,810	$646	13.7%	12.3%
Construction	124	$90	$34	3.5%	2.9%
Eliminations and other	(147)	$(137)	$(10)
Adjusted EBIT of Industrial Activities	$2,433	$1,763	$670	11.3%	9.9%
Net sales of Industrial Activities were $21,541 million in 2022, up 21.0% compared to the prior year (up 24.5% on a constant currency basis) due to favorable price realization and increased sales volumes.
Adjusted EBIT of Industrial Activities was $2,433 million in 2022 ($1,763 million in 2021), with an Adjusted EBIT margin of 11.3%. The increase in adjusted EBIT was primarily attributable to year over year increases in both the Agriculture and Construction segments.

Business Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region in 2022 compared to 2021:
Agriculture Sales – by geographic region:

(in millions)	2022	2021	% Change
North America	$6,769	$5,127	32.0%
Europe, Middle East and Africa	5,776	$5,771	0.1%
South America	3,738	$2,346	59.3%
Asia Pacific	1,686	$1,477	14.2%
Total	$17,969	$14,721	22.1%
Net sales for Agriculture were $17,969 million in 2022, a 22.1% increase (up 25.8% on a constant currency basis) compared to 2021. The increase was mainly due to favorable price realization and better mix, mostly driven by the North America and South America regions.
In North America, industry volume was up 4% year over year in 2022 for tractors over 140 HP and was down 14% for tractors under 140 HP; combines were up 15%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 7% and 16%, respectively, of which Europe tractor and combine demand was down 7% and up 5%, respectively. South America tractor demand was up 3% and combine demand was down 1%. Asia Pacific tractor demand was up 5% and combine demand was up 50%.
Adjusted EBIT
Adjusted EBIT was $2,456 million in 2022, compared to $1,810 million in 2021. The $646 million increase was driven by favorable net pricing and sales volume/mix, more than offsetting higher product cost. Adjusted EBIT margin was 13.7%.
Construction
Net Sales
The following table shows Construction net sales by geographic region in 2022 compared to 2021:
Construction Sales – by geographic region:

(in millions)	2022	2021	% Change
North America	$1,721	$1,443	19.3%
Europe, Middle East and Africa	907	$781	16.1%
South America	665	$497	33.8%
Asia Pacific	279	$360	(22.5)%
Total	$3,572	$3,081	15.9%
Net sales for Construction were $3,572 million in 2022, a 15.9% increase (up 18.4% on a constant currency basis) compared to 2021, as a result of positive price realization and contribution from the Sampierana business, partially offset by the negative impact of foreign exchange rates.
Global industry volume for construction equipment decreased in both Heavy and Light sub-segments year over year in 2022, down 11% and 9%, respectively. Aggregated demand increased 2% in EMEA, decreased 2% in North America, increased 18% in South America and decreased 23% for Asia Pacific, particularly in China.
Adjusted EBIT
Adjusted EBIT was $124 million in 2022 (up $34 million compared to 2021). The improvement was due to positive price realization and favorable volume and mix, partially offset by higher product costs related to raw material and freight costs. Adjusted EBIT margin was 3.5%.

Financial Services Performance
Finance, Interest and Other Income
Financial Services reported revenues of $1,996 million in 2022, up 19.4% compared to 2021 (up 20.0% on a constant currency basis) primarily due to favorable volumes in all regions, higher base rates across all regions, mainly in South America, and higher used equipment sales.
Net Income
For the year ended December 31, 2022, net income was $338 million, a $11 million decrease compared to 2021, primarily due to margin compression in North America and increased labor costs, partially offset by favorable volumes in all regions, higher recoveries on used equipment sales and higher base rates in South America.
In 2022, retail originations (including unconsolidated joint ventures) were $10.0 billion, up $0.2 billion compared to 2021. The managed portfolio (including unconsolidated joint ventures) was $23.8 billion as of December 31, 2021 (of which retail was 67% and wholesale 33%), up $3.6 billion compared to December 31, 2021.
At December 31, 2022, the receivable balance greater than 30 days past-due as a percentage of receivables was 1.3% (1.2% as of December 31, 2021).
2021 Compared to 2020
Consolidated Results of Operations

	2021	2020
	(in millions)
Revenues:
Net sales	$17,802	$13,083
Finance, interest and other income	1,694	$1,696
Total Revenues	19,496	$14,779
Costs and Expenses:
Cost of goods sold	14,109	$11,152
Selling, general and administrative expenses	1,454	$1,296
Research and development expenses	642	$493
Restructuring expenses	35	$22
Interest expense	549	$660
Goodwill Impairment Charge	—	$585
Other, net	768	$750
Total Costs and Expenses	17,557	$14,958
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	1,939	$(179)
Income tax expense	(229)	$(85)
Equity in income of unconsolidated subsidiaries and affiliates	91	$66
Net income (loss) from continued operations	1,801	$(198)
Net income (loss) from discontinued operations	(41)	(240)
Net income (loss)	1,760	(438)
Net income attributable to noncontrolling interests	37	$55
Net income (loss) attributable to CNH Industrial N.V.	$1,723	$(493)
Revenues
We recorded revenues of $19,496 million in 2021, an increase of 31.9% (up 30.4% on a constant currency basis) compared to 2020. This increase is primarily due to increases in all segments as a result of strong industry demand and price realization.

Cost of Goods Sold
Cost of goods sold were $14,109 million in 2021 compared to $11,152 million in 2020, an increase of 26.5% year over year. As a percentage of net sales of Industrial Activities, cost of goods sold was 79.3% in 2022 (85.2% in 2020), as a result of favorable fixed cost absorption partially offset by cost escalation.
Selling, General and Administrative Expenses
SG&A expenses amounted to $1,454 million in 2021 (8.2% of revenues) compared to $1,296 million in 2020 (9.9% of revenues) as expenses returned to more normal levels from the pandemic-affected low levels experienced in the prior year. SG&A expenses included provisions for bad debt that were $35 million in 2021 and $107 million in 2020.
Research and Development Expenses
In 2021, R&D expenses were $642 million compared to $493 million in 2020. The expense in both years was primarily attributable to spending on new product development and digital components associated to precision agriculture.
Restructuring Expenses
The Company incurred restructuring costs of $35 million and $22 million for the years ended December 31, 2021 and 2020, respectively.
Interest Expense
Interest expense was $549 million in 2021 compared to $660 million in 2020. The interest expense attributable to Industrial Activities, net of interest income and eliminations, was $118 million in 2021 compared to $140 million in 2020. In 2021, interest expense included a charge of $8 million related to the repurchase of €316 million (equivalent to $371 million) of outstanding notes due May 23, 2022 by CNH Industrial Finance Europe S.A.
Other, net
Other, net expenses were $768 million in 2021 and included a pre-tax gain of $119 million ($90 million net of tax impact) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a gain of $5 million ($4 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications to a healthcare plan in the U.S. which occurred in the fourth quarter of 2021, and a gain of $12 million ($9 million after-tax) for a remeasurement at fair value of the investment in Monarch Tractor, offset by $133 million in separation costs in connection with the demerger of the Iveco Group business and foreign exchange losses of $1 million.
Other, net expenses were $750 million in 2020 and included a pre-tax gain of $119 million ($90 million net of tax impact) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a $125 million pre-tax non-cash settlement charge ($95 million net of tax impact) resulting from the purchase of annuity contracts to settle a portion of the outstanding U.S. pension obligations, and foreign exchange losses of $12 million.
Income Taxes

	2021	2020
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$1,939	$(179)
Income taxes expense (benefit)	$229	$85
Effective tax rate	11.8%	47.5%
In 2021, income taxes were an expense of $229 million with an effective tax rate of 11.8%. The Company’s 2021 tax rate was positively impacted by $161 million related to recognizing deferred tax assets associated with the Company’s operations in Brazil. The 2021 rate was also reduced by a reduction in reserves for uncertain tax positions, and the utilization of unrecognized deferred tax assets.
In 2020, income taxes were an expense of $85 million with an effective tax rate of 47.5%. The lower tax rate in 2021, as compared to 2020 was primarily due to favorable differences in earnings mix and valuation allowance in 2021, and non-recurring non-deductible goodwill charges in 2020. Improved profitability in 2021 resulted in higher use of previously unrecognized tax assets in 2021 compared to 2020.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $91 million in 2021, compared to $66 million in 2020.
Industrial Activities and Business Segments
The following tables show total Revenues and Adjusted EBIT of Industrial Activities by segment. We have also included a discussion of our results by Industrial Activities and each of our segments.

	2021	2020	% Change	% Change excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$14,721	$10,923	34.8%	33.0%
Construction	3,081	$2,170	42.0%	40.9%
Eliminations and other	—	$(10)
Total Net sales of Industrial Activities	$17,802	$13,083	36.1%	34.4%
Financial Services	1,672	$1,660	0.7%	0.5%
Eliminations and other	22	$36
Total Revenues	$19,496	$14,779	31.9%	30.4%

	2021	2020	$ Change	2021 Adj EBIT Margin	2020 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT of Industrial Activities by Segment:
Agriculture	$1,810	$880	$930	12.3%	8.1%
Construction	90	$(184)	$274	2.9%	(8.5)%
Eliminations and other	(137)	$(113)	$(24)
Adjusted EBIT of Industrial Activities	$1,763	$583	$1,180	9.9%	4.5%
Net sales of Industrial Activities were $17,802 million in 2021, up 36.1% compared to the prior year (up 34.4% on a constant currency basis) due to higher volumes driven by strong industry demand, together with favorable price realization.
Adjusted EBIT of Industrial Activities was $1,763 million in 2021 ($583 million in 2020), with an Adjusted EBIT margin of 9.9%. The increase in adjusted EBIT was primarily attributable to all segments being up year over year.

Business Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region in 2021 compared to 2020:
Agriculture Sales – by geographic region:

(in millions)	2021	2020	% Change
North America	$5,127	$3,796	35.1%
Europe, Middle East and Africa	5,771	$4,529	27.4%
South America	2,346	$1,484	58.1%
Asia Pacific	1,477	$1,114	32.6%
Total	$14,721	$10,923	34.8%
Net sales for Agriculture were $14,721 million in 2021, a 34.8% increase (up 33.0% on a constant currency basis) compared to 2020. The increase was mainly due to higher industry demand, better mix, favorable price realization of 7% and lower destocking compared to 2020.
For 2021, worldwide industry unit sales for tractors increased 14% compared to 2020, while worldwide industry sales for combines were up 19% compared to 2020. In North America, industry volumes in the over 140 hp tractor market sector were up 23% and combines were up 25%. Industry volumes for under 140 hp tractors were up 10%. European markets were up 16% and 17% for tractors and combines, respectively. In South America, tractor industry volumes increased 22% and combine industry volumes increased 19%. Rest of World markets increased 15% for tractors and 19% for combines.
Adjusted EBIT
Adjusted EBIT was $1,810 million in 2021, compared to $880 million in 2020. The $930 million increase was driven by higher volume, favorable mix and price realization in all regions, partially offset by higher raw material and freight costs, higher SG&A costs driven by higher variable compensation, and R&D spend returning to more normal levels from the low levels experienced in the previous year. Adjusted EBIT margin was 12.3%.
Construction
Net Sales
The following table shows Construction net sales by geographic region in 2021 compared to 2020:
Construction Sales – by geographic region:

(in millions)	2021	2020	% Change
North America	$1,443	$963	49.8%
Europe, Middle East and Africa	781	$554	41.0%
South America	497	$318	56.3%
Asia Pacific	360	$335	7.5%
Total	$3,081	$2,170	42.0%
Net sales for Construction were $3,081 million in 2020, a 42.0% increase (up 40.9% on a constant currency basis) compared to 2020, driven by favorable price realization, higher demand, and lower destocking by dealers and distributors.
In 2021, global demand for construction equipment was up 14% compared to 2020, with Heavy sub-segment up 16% and Light subsegment up 13%. Demand increased 23% in North America, 19% in Europe, 87% in South America, and 6% in Rest of World.
Adjusted EBIT
Adjusted EBIT was $90 million in 2020 (up $274 million compared to 2020). The improvement was due to positive price realization and favorable volume and mix, partially offset by higher product costs related to raw material and freight costs and higher variable compensation. Adjusted EBIT margin was 2.9%.

Financial Services Performance
Finance, Interest and Other Income
Financial Services reported revenues of $1,672 million in 2021, up 0.7% compared to 2020 (up 0.5% on a constant currency basis) primarily due to higher used equipment sales and higher average portfolios in Europe, South America and Asia Pacific, partially offset by lower average portfolio in North America due to a reduction in wholesale financing.
Net Income
For the year ended December 31, 2021, net income was $349 million, a $106 million increase compared to 2020, driven by lower risks cost due to improved market outlook, stronger pricing in North America, higher recoveries on used equipment sales, and higher average portfolio.
In 2021, retail loan originations (including unconsolidated joint ventures) were $9.7 billion, up $1.2 billion compared to 2020. The managed portfolio (including unconsolidated joint ventures) was $20.2 billion as of December 31, 2021 (of which retail was 65% and wholesale 35%), up $0.2 billion compared to December 31, 2020.
At December 31, 2021, the receivable balance greater than 30 days past-due as a percentage of receivables was 1.2% (1.4% as of December 31, 2020).

Reconciliation of Adjusted EBIT to Net Income (Loss)
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Agriculture	$2,456	$1,810	$880
Construction	124	90	(184)
Unallocated items, eliminations and other	(147)	(137)	(113)
Total Adjusted EBIT of Industrial Activities	$2,433	1,763	583
Financial Services Net Income	338	349	243
Financial Services Income Taxes	125	107	85
Interest expense of Industrial Activities, net of interest income and eliminations	(119)	(118)	(140)
Foreign exchange gains (losses), net of Industrial Activities	(59)	(1)	(12)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	124	143	(9)
Restructuring expense of Industrial Activities	(31)	(35)	(22)
Goodwill impairment charge	—	—	(585)
Other discrete items of Industrial Activities(2)	(25)	(178)	(256)
Income (loss) before taxes	$2,786	$2,030	$(113)
Income tax benefit (expense)	(747)	(229)	(85)
Net (loss) from discontinued operations	—	(41)	(240)
Net income (loss)	$2,039	$1,760	$(438)
(1) In the years ended December 31, 2022, this item includes a pre-tax gain of $90 million as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S. and a pre-tax gain of $24 million as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In 2021 and 2020, this item includes the pre-tax gain of $119 million as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S. In December 31, 2021 this item includes a pre-tax gain of $5 million as a result of the amortization over 4 years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S.
(2) In the year ended December 31, 2022, this item included $43 million of asset write-downs, $25 million of separation costs incurred in a connection with our spin-off of the Iveco Group Business and $22 million of costs related to the activity of the Raven segments held for sale, including the loss on the sale of the Engineered Films and Aerostar divisions, partially offset by a $65 million dollar gain on the sale of our Canada parts depot. In the year ended December 31, 2021, this item included $133 million separation costs in connection with the spin-off of the Iveco Group business and a charge of $57 million for transaction costs related to the acquisition of Raven Industries, Inc., partially offset by a gain of $12 million for a fair value adjustment of Monarch Tractor investments.

Supplemental Information
The operations, key financial measures, and financial analysis differ significantly for manufacturing and distribution businesses and financial services businesses; therefore, management believes that certain supplemental disclosures are important in understanding the consolidated operations and financial results of CNH Industrial. This supplemental information does not purport to represent the operations of each group as if each group were to operate on a standalone basis. This supplemental data is as follows:
Industrial Activities—The financial information captioned “Industrial Activities” reflects the consolidation of all majority-owned subsidiaries except for Financial Services business.
Financial Services—The financial information captioned “Financial Services” reflects the consolidation or combination of Financial Services business.

	Statement of Operations
	Year Ended December 31, 2022				Year Ended December 31, 2021
	Industrial Activities(1)	Financial Services	Eliminations	Consolidated	Industrial Activities(1)	Financial Services	Eliminations	Consolidated
	(in millions)
Revenues
Net sales	$21,541	$—	$—	$21,541	$17,802	$—	$—	$17,802
Finance, interest and other income(2)	95	1,996	(81)	2,010	59	1,672	(37)	1,694
Total Revenues	$21,636	$1,996	$(81)	$23,551	$17,861	$1,672	$(37)	$19,496
Costs and Expenses
Cost of goods sold	$16,797	$—	$—	$16,797	$14,109	$—	$—	$14,109
Selling, general & administrative expenses	1,549	203	—	1,752	1,327	127	—	1,454
Research and development expenses	866	—	—	866	642	—	—	642
Restructuring expenses	31	—	—	31	35	—	—	35
Interest expense(3)	214	601	(81)	734	177	409	(37)	549
Other, net	(55)	744	—	689	73	695	—	768
Total Costs and Expenses	$19,402	$1,548	$(81)	$20,869	$16,363	$1,231	$(37)	$17,557
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	2,234	448	—	2,682	1,498	441	—	1,939
Income tax expense	(622)	(125)	—	(747)	(122)	(107)	—	(229)
Equity income (loss) of unconsolidated subsidiaries and affiliates	89	15	—	104	76	15	—	91
Net income (loss) continuing operations	$1,701	$338	$—	$2,039	$1,452	$349	$—	$1,801
Net income (loss) discontinued operations	$—	$—	$—	$—	$(112)	$71	$—	$(41)
Net income (loss)	$1,701	$338	$—	$2,039	$1,340	$420	$—	$1,760
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of Financial Services' interest income earned from Industrial Activities.
(3) Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	Year Ended December 31, 2022				Year Ended December 31, 2021
	Industrial Activities(1)	Financial Services	Eliminations	Consolidated	Industrial Activities(1)	Financial Services	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$3,802	$574	$—	$4,376	$4,386	$658	$—	$5,044
Restricted cash	158	595	—	753	128	673	—	801
Trade receivables, net(2)	175	3	(6)	172	197	1	(6)	192
Financing receivables, net(3)	898	19,313	(951)	19,260	199	15,508	(331)	15,376
Receivables from Iveco Group N.V.	234	64	—	298	—	—	—	—
Inventories, net	4,798	13	—	4,811	4,187	29	—	4,216
Property, plant and equipment, net	1,532	—	—	1,532	1,474	1	—	1,475
Investments in unconsolidated subsidiaries and affiliates	272	113	—	385	227	106	—	333
Equipment under operating leases	29	1,473	—	1,502	30	1,708	—	1,738
Goodwill	3,182	140	—	3,322	3,068	142	—	3,210
Other intangible assets, net	1,105	24	—	1,129	1,187	20	—	1,207
Deferred tax assets(4)	440	107	(114)	433	468	80	(127)	421
Derivative assets(5)	82	128	(21)	189	119	77	(14)	182
Other assets(2)	1,172	126	(79)	1,219	1,645	81	(51)	1,675
Assets held for distribution	—	—	—	—	9,814	4,543	(811)	13,546
TOTAL ASSETS	$17,879	$22,673	$(1,171)	$39,381	$27,129	$23,627	$(1,340)	$49,416
LIABILITIES AND EQUITY
Debt(3)	4,972	18,941	(951)	22,962	5,485	15,743	(331)	20,897
Payables from Iveco Group N.V.	5	151	—	156	334	168	—	502
Trade payables(2)	3,492	216	(6)	3,702	3,353	207	(30)	3,530
Deferred tax liabilities(4)	4	195	(114)	85	4	248	(127)	125
Pension, postretirement and other postemployment benefits	444	5	—	449	669	6	—	675
Derivative liability(5)	132	93	(21)	204	153	42	(14)	181
Other liabilities(2)	4,139	787	(79)	4,847	4,247	541	(27)	4,761
Liabilities held for distribution	—	—	—	—	8,985	3,718	(811)	11,892
TOTAL LIABILITIES	$13,188	$20,388	$(1,171)	$32,405	$23,230	$20,673	$(1,340)	$42,563
Redeemable noncontrolling interest	4,642	2,285	—	6,927	45	—	—	45
Equity	49	—	—	49	3,854	2,954	—	6,808
TOTAL LIABILITIES AND EQUITY	$17,879	$22,673	$(1,171)	$39,381	$27,129	$23,627	$(1,340)	$49,416
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(3) Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(4) Reclassification of deferred tax asset/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(5) Elimination of derivative asset/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Year Ended December 31, 2022				Year Ended December 31, 2021
	Industrial Activities(1)	Financial Services	Eliminations	Consolidated	Industrial Activities(1)	Financial Services	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income (loss)	$1,701	$338	$—	$2,039	$1,340	$420	$—	$1,760
Less: Net income (loss) of Discontinued Operations	—	—	—	—	(112)	71	—	(41)
Net income (loss) of Continuing Operations	1,701	338	—	2,039	1,452	349	—	1,801
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense, net of assets under operating lease and assets sold under buy-back commitments	325	2	—	327	293	2	—	295
Depreciation and amortization expense of assets under operating lease and assets sold under buy-back commitments	6	202	—	208	2	240	—	242
(Gain) loss from disposal of assets	(42)	—	—	(42)	—	—	—	—
Loss on repurchase of Notes	—	—	—	—	8	—	—	8
Undistributed income (loss) of unconsolidated subsidiaries(2)	134	(15)	(188)	(69)	297	(15)	(311)	(29)
Other non-cash items	124	72	—	196	92	34	—	126
Changes in operating assets and liabilities:
Provisions	190	(1)	—	189	98	(5)	—	93
Deferred income taxes	38	(88)	—	(50)	(250)	(23)	—	(273)
Trade and financing receivables related to sales, net(3)	103	(2,551)	1	(2,447)	9	184	(2)	191
Inventories, net	(690)	539	—	(151)	(1,014)	459	—	(555)
Trade payables(3)	111	9	5	125	728	16	(6)	738
Other assets and liabilities(3)	5	233	(6)	232	536	17	8	561
Cash flow from operating activities discontinued operation	—	—	—	—	856	31	(3)	884
Net cash provided by operating activities	$2,005	$(1,260)	$(188)	$557	$3,107	$1,289	$(314)	$4,082
Investing activities:
Additions to retail receivables	—	(5,971)	—	(5,971)	—	(5,328)	—	(5,328)
Collections of retail receivables	—	4,360	—	4,360	—	4,338	—	4,338
Proceeds from sale of assets, net of assets sold under operating leases and assets sold under buy-back commitments	97	—	—	97	11	—	—	11
Expenditures for property, plant and equipment and intangible assets, net of assets under operating lease and sold under buy-back commitments	(456)	(5)	—	(461)	(360)	(5)	—	(365)
Expenditures for assets under operating lease and assets sold under buy-back commitments	(21)	(517)	—	(538)	(19)	(537)	—	(556)
Other(4)	(1,273)	739	38	(496)	(2,979)	299	10	(2,670)
Cash flow from investing activities discontinued operation	$—	$—	$—	$—	$(523)	$87	$5	$(431)
Net cash used in investing activities	$(1,653)	$(1,394)	$38	$(3,009)	$(3,870)	$(1,146)	$15	$(5,001)
Financing activities:
Proceeds from long-term debt	—	11,183	—	11,183	60	7,928	—	7,988
Payments of long-term debt	(95)	(9,128)	—	(9,223)	(1,405)	(7,683)	—	(9,088)
Net increase (decrease) in other financial liabilities	(20)	600	—	580	(96)	(15)	—	(111)
Dividends paid(2)	(423)	(188)	188	(423)	(188)	(314)	314	(188)
Other(4)	(153)	38	(38)	(153)	—	15	(15)	—
Cash flow from financing activities discontinued operation	$—	$—	$—	$—	$(16)	$(30)	$—	$(46)
Net cash provided by (used in) financing activities	$(691)	$2,505	$150	$1,964	$(1,645)	$(99)	$299	$(1,445)
Effect of foreign exchange rate changes on cash and cash equivalents	(215)	(13)	—	(228)	(372)	(31)	—	(403)
Increase (decrease) in cash and cash equivalents and restricted cash	$(554)	$(162)	$—	$(716)	$(2,780)	$13	$—	$(2,767)
Cash and cash equivalents and restricted cash, beginning of year	4,514	1,331	—	5,845	8,116	1,513	—	9,629
Cash and cash equivalents and restricted cash, end of year	$3,960	$1,169	$—	$5,129	$5,336	$1,526	$—	$6,862
Cash and cash equivalents, end of period, discontinued operation	$0	$0	$—	$—	$822	$195	$—	$1,017
Cash and cash equivalents, end of period, continuing Operations	$3,960	$1,169	$—	$5,129	$4,514	$1,331	$—	$5,845
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.

(2) This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash provided by operating activities, net of the elimination of paid in capital from Industrial Activities to Financial Services.
(3) This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.
(4) This item includes the elimination of paid in capital from Industrial Activities to Financial Services.
Liquidity and Capital Resources
Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH Industrial, focusing on cash preservation and leveraging its good access to funding, continues to maintain solid financial strength and liquidity.
Capital Resources
The cash flows, funding requirements and liquidity of CNH Industrial are managed on a standard and centralized basis. This centralized system is designed to optimize the efficiency and effectiveness of our management of capital resources.
Our subsidiaries participate in a company-wide cash management system, which we operate in a number of jurisdictions. Under this system, the cash balances of our subsidiaries are aggregated at the end of each business day to central pooling accounts. The centralized treasury management offers financial and systems expertise in managing these accounts, as well as providing related services and consulting to our business segments.
Our policy is to keep a high degree of flexibility with our funding and investment options in order to maintain our desired level of liquidity to achieve our rating targets while improving the Company’s capital structure over time. In managing our liquidity requirements, we are pursuing a financing strategy that aims at extending over time our Industrial Activities debt profile by issuing long-term bonds and retiring short-term debt through opportunistic transactions, deleveraging our Industrial Activities balance sheet by reducing gross debt, and diversifying funding sources.
A summary of our strategy is set forth below:
•Industrial Activities sells certain of its receivables to Financial Services and relies on internal cash flows including managing working capital to fund its near-term financing requirements. We will also supplement our short-term financing by drawing on existing or new facilities with banks.
•To the extent funding needs of Industrial Activities are determined to be of a longer-term nature, we will access public debt markets as well as private investors and banks, as appropriate, to refinance borrowings and replenish our liquidity.
•Financial Services’ funding strategy is to maintain a sufficient level of liquidity and flexible access to a wide variety of financial instruments. While we expect securitizations and sale of receivables (factoring) to continue to represent a material portion of our capital structure and intersegment borrowings to remain a marginal source of funding, we will continue to diversify our funding sources and expand our investor base within Financial Services to support our investment grade credit ratings. These diversified funding sources include committed asset-backed facilities, unsecured notes, bank facilities and, in an effort to further diversify funding sources and reduce the average cost of funding, Financial Services has implemented commercial paper programs in the U.S..
On a global level, we will continue to evaluate alternatives to ensure that Financial Services has access to capital on favorable terms to support its business, including agreements with global or regional partners, new funding arrangements or a combination of the foregoing. Our access to external sources of financing, as well as the cost of financing, is dependent on various factors, including our credit ratings.
On January 4, 2022 Fitch Ratings raised its Long-Term Issuer Default Rating ("IDR") on CNH Industrial N.V. to ‘BBB+’ from ‘BBB-’. Fitch also upgraded CNH Industrial Finance Europe S.A.’s senior unsecured rating to ‘BBB+’ from ‘BBB-’. The Outlook is stable. On January 7, 2022, Fitch upgraded the Long-Term IDR and senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada Ltd. to 'BBB+' from 'BBB-'. The outlook is stable. Fitch has also upgraded CNH Industrial Capital LLC's short-term IDR and commercial paper ratings to 'F2' from 'F3'.
On February 25, 2022, Moody's upgraded the senior unsecured ratings of CNH Industrial N.V. and its supported subsidiaries including CNH Industrial Capital LLC, CNH Industrial Finance Europe S.A., CNH Industrial Capital Australia Pty. Ltd. and CNH Industrial Capital Canada Ltd. to Baa2 from Baa3. At the same time, Moody's withdrew CNH Industrial Finance Europe S.A. short term rating of (P)P-3. The rating outlook is stable. Our long-term credit ratings remained unchanged at "BBB" from Standard & Poor's Global Ratings with stable outlook.
Current ratings for the Company are as follows:

	CNH Industrial N.V.			CNH Industrial Capital LLC
	Long-Term	Short-Term	Outlook	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable	BBB	A-2	Stable
Fitch Ratings	BBB+	-	Stable	BBB+	F2	Stable
Moody’s Investors Service	Baa2	-	Stable	Baa2	-	Stable
(1) Includes treasury subsidiary, CNH Industrial Finance Europe S.A.
The Company’s debt is investment grade, which the Company believes will allow it to access funding at better rates.
A credit rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A deterioration in our ratings could impair our ability to obtain debt financing and would increase the cost of such financing. Ratings are influenced by a number of factors, including, among others: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earnings trends and volatility, ability to dividend monies from subsidiaries and our competitive position. Material deterioration in any one, or a combination, of these factors could result in a downgrade of our ratings, thus increasing the cost, and limiting the availability, of financing.
Consolidated Debt
As of December 31, 2022, and 2021, our consolidated Debt was as detailed in the table below:

	Consolidated		Industrial Activities		Financial Services
	2022	2021	2022	2021	2022	2021
	(in millions)
Total Debt	$23,118	$21,399	$4,977	$5,819	$19,092	$15,911
We believe that Net Cash/(Debt), a non-GAAP financial measure as defined in the section "Alternative performance measures (or “Non-GAAP financial measures”)", of section "General" above, is a useful analytical metric for measuring our effective borrowing requirements. We provide a separate analysis of Net Cash/(Debt) of Industrial Activities and Net (Cash)/Debt of Financial Services to reflect the different cash flow management practices in the two activities. Industrial Activities reflects the consolidation of all majority-owned subsidiaries, including those performing centralized treasury activities, except for Financial Services subsidiaries. Financial Services reflects the consolidation of the Financial Services’ businesses.
The calculation of Net Cash/(Debt) has of December 31, 2022 and 2021 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable, to Net Debt/Cash, are shown below:

	Consolidated		Industrial Activities		Financial Services
	2022	2021	2022	2021	2022	2021
	(in millions)
Third party (debt)	$(22,962)	$(20,897)	$(4,909)	$(5,335)	$(18,053)	$(15,562)
Intersegment notes payable	—	—	(63)	(150)	(888)	(181)
Payable to Iveco Group N.V.(4)	$(156)	$(3,986)	$(5)	$(3,764)	$(151)	$(222)
Total Debt (1)	$(23,118)	$(24,883)	$(4,977)	$(9,249)	$(19,092)	$(15,965)
Less:
Cash and cash equivalents	4,376	5,044	3,802	4,386	574	658
Restricted cash	753	801	158	128	595	673
Intersegment notes receivables	—	—	888	181	63	150
Receivables from Iveco Group N.V.(4)	298	3,484	234	3,430	64	54
Other current financial assets (2)	300	1	300	1	—	—
Derivatives hedging debt	(43)	(3)	(43)	(3)	—	—
Net Cash/(Debt) (3)	$(17,434)	$(15,556)	$362	$(1,126)	$(17,796)	$(14,430)

(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $63 million and $150 million at December 31, 2022 and 2021, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $888 million and $181 million at December 31, 2022 and 2021, respectively.
(2)    This item includes short-term deposits and investments toward high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance owed by Financial Services relating to Industrial Activities was $(825) million and $(31) million as of December 31, 2022 and 2021, respectively.
(4)    For December 31, 2021, this item is shown net on the CNH Industrial balance sheet.
Excluding positive exchange rate differences effect of $367 million, Net Debt at December 31, 2022 increased by $2,245 million compared to December 31, 2021, mainly due to the increase in portfolio receivables of Financial Services for $4,090 million, dividend cash-out of $412 million, Treasury shares buy-back acquisition of $153 million, partially offset by Free Cash Flow generation from Industrial Activities of $1,596 million, $350 million related to the sale of Raven Engineered Films Division, and Financial Services operating cash generation (net of portfolio growth).
Cash Flow Analysis
For the year ended December 31, 2022, Cash and cash equivalents and Restricted cash combined were $5,129 million, a decrease of $716 million from December 31, 2021, primarily due to increase of receivables portfolio of Financial Services by $4,090 million, payment of a dividend of $412 million, acquisition of treasury shares buy-back of $153 million and payment to Iveco Group of $502 million mainly related to the net debt outstanding at December 31, 2021, partially offset by operating cash generation of Industrial Activities, proceeds from the sale of Raven Engineered Films Division for $350 million, and new funding transactions.
At December 31, 2022, Cash and cash equivalents and Restricted cash were $4,376 million ($5,044 million at December 31, 2021) and $753 million ($801 million at December 31, 2021), respectively. Undrawn medium-term unsecured committed facilities were $5,061 million ($5,177 million at December 31, 2021) and other current financial assets were $300 million ($1 million at December 31, 2021). At December 31, 2022, the aggregate of Cash and cash equivalents, Restricted cash, undrawn committed facilities and other current financial assets, which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $10,632 million ($10,521 million at December 31, 2021). At December 31, 2022, this amount also included $142 million net financial receivables from Iveco Group ($502 million net financial payables at December 31, 2021) consisting of net financial receivables mainly towards Financial Services of Iveco Group due to certain day to day transactions linked to purchase of receivables by our financial services organization which avails itself of the services of Iveco Capital Financial Services in Europe. At December 31, 2021, the net financial payables amount was mainly due to cash balances deposited by Iveco Group legal entities with CNH Industrial's central treasury, including cash management and /or cash pooling arrangements.
The following table summarizes the changes to cash flows from operating, investing, and financing activities for each of the years ended December 31, 2022, 2021, and 2020.

	2022	2021	2020
	(in millions)
Cash provided by (used in):
Operating activities	$557	$4,082	$5,529
Investing activities	(3,009)	(5,001)	(2,750)
Financing activities	1,964	(1,445)	659
Translation exchange differences	(228)	(403)	418
Net increase (decrease) in cash and cash equivalents	$(716)	$(2,767)	$3,856
Net Cash from Operating Activities
Cash provided by operating activities in 2022 totaled $557 million and comprised the following elements:
•$2,039 million net income;
•plus $535 million in non-cash charges for depreciation and amortization ($327 million excluding equipment on operating leases)
•plus change in provisions of $189 million
•plus $196 million in Other non-cash items primarily due to share based payments and write downs of assets under operating leases
•less deferred tax income of $50 million
•less $2,241 million change in working capital.

In 2021, cash provided by operating activities of continuing operations during the year was $3,198 million primarily as a result of an increase of $935 million related to working capital improvements, $537 million in non-cash charges for depreciation, and $126 million in Other non-cash items.
In 2020, cash provided by operating activities of continuing operations during the year was $4,188 million primarily as a result of an increase of $2,998 million related to working capital improvements, $538 million in non-cash charges for depreciation, a goodwill impairment charge of $585 million and and $498 million in Other non-cash items.
Net Cash from Investing Activities
In 2022, cash used in investing activities was $3,009 million. Expenditures included assets under operating leases ($538 million), expenditures for Property, Plant, and Equipment and intangible assets ($461 million), and net additions to retail receivables ($1,611 million).
In 2021, cash used in investing activities of continuing operations totaled $4,570 million. Expenditures included assets under operating leases ($556 million), expenditures for Property, Plant, and Equipment and intangible assets ($365 million), net additions to retail receivables ($990 million), the cash out of $2,246 million for the acquisition of the 100% interest in Raven Industries, Inc., and $86 million to acquire 90% interest in Sampierana.
In 2020, cash used in investing activities of continuing operations totaled $1,955 million. Expenditures on tangible and intangible assets totaled $846 million. Excluding investments for our long-term rental operations, investments amounted to $232 million in 2020. Net collections of receivables from retail financing activities amounted to $495 million.
The following table summarizes our investments in tangible assets by segment and investments in intangible assets for each of the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in millions)
Agriculture	$282	$209	$112
Construction	48	36	25
Total Industrial Activities in tangible assets	$330	$245	$137
Industrial Activities investments in intangible assets	126	115	92
Total Industrial Activities capital expenditures	$456	$360	$229
Financial Services investments in tangible assets	—	—	—
Financial Services investments in intangible assets	5	5	3
Total Capital expenditures	$461	$365	$232
We incurred these capital expenditures principally related to initiatives to introduce new products, enhance manufacturing efficiency and increase capacity, and for maintenance and engineering. Capital expenditures were higher than 2021 due to higher investments in new product introductions and technology.

Net Cash from Financing Activities
In 2022, cash provided by financing activities totaled $1,964 million, primarily due to increase in debt, mainly due to increase in receivables portfolio of Financial Services, dividends paid and Treasury shares buy-back.
In 2021, cash used by financing activities of continuing operations totaled $1,399 million, primarily due to changes in debt and financial liabilities and the reinstatement of dividends paid after suspension in 2020.
In 2020, cash provided by financing activities of continuing operations totaled $1,066 million, mainly attributable to a net increase in third party debt (net of repurchase of notes).

The following table shows the change in Net Cash (Debt) of Industrial Activities for 2022 and 2021:

(in millions)	2022	2021
Net Cash (Debt) of Industrial Activities at beginning of year	$(1,126)	$(893)
Adjusted EBIT of Industrial Activities	2,433	1,763
Depreciation and amortization	325	293
Depreciation of assets under operating leases and assets sold with buy-back commitments	6	2
Cash interest and taxes	(646)	(376)
Changes in provisions and similar(1)	395	395
Change in working capital	(510)	248
Investments in property, plant and equipment, and intangible assets	(456)	(360)
Other changes	49	(37)
Free Cash Flow of Industrial Activities	1,596	1,928
Capital increases and dividends(2)	(576)	(188)
Currency translation differences and other(3)	468	(1,973)
Change in Net Cash (Debt) of Industrial Activities	1,488	(233)
Net Cash/(Debt) of Industrial Activities at end of year	$362	$(1,126)
(1) Including other cash flow items related to operating lease.
(2) In the year ended December 31, 2022, this item also includes share buy-back transactions.
(3) In the year ended December 31, 2022 this item also includes the proceed of Raven Engineered Films Division for $350 million. In the year ended December 31, 2021, this item includes the cash out of $2,246 million for the acquisition of the 100% interest in Raven and $86 million for the acquisition of the 90% interest in Sampierana, as well as the charge of $8 million related to the repurchase of notes.
For the year ended December 31, 2022, the Free Cash Flow of Industrial Activities was a $1,596 million primarily due to the strong performance of the segments, partially offset by an increase in working capital exacerbated by supply chain disruptions in the latter part of the year.
The reconciliation of Free Cash Flow of Industrial Activities to Net cash provided by/(used in) Operating Activities, the U.S. GAAP financial measure that we believe to be most directly comparable, for the years ended December 31, 2022 and 2021, is shown below:

(in millions)	2022	2021
Net cash provided by/(used in) Operating Activities	$557	$3,198
Less: Cash flows from Operating Activities of Financial Services net of Eliminations	1,448	(947)
Change in derivatives hedging debt of Industrial Activities	19	93
Investments in assets sold under buy-back commitments and operating lease assets of Industrial Activities	(21)	(19)
Investments in property plant and equipment, and intangible assets of Industrial Activities	(456)	(360)
Other changes (1)	49	(37)
Free Cash Flow of Industrial Activities	$1,596	$1,928
(1) This item primarily includes change in financial receivables and capital increases in intersegment investments.
The non-GAAP financial measures (Net Cash/(Debt) and Free Cash Flow of Industrial Activities), as defined in the section “Non-GAAP financial measures" above, used in this section, should neither be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.
Industrial Activities
Capital Markets
At December 31, 2022, we had an aggregate amount of $8.9 billion in bonds outstanding, of which $4.8 billion was issued by Industrial Activities.

The capital markets debt of Industrial Activities mainly related to notes issued under the Euro Medium Term Note Programme (and the notes issued under its predecessor, the Global Medium Term Notes Programme), and senior unsecured debt securities issued by CNH Industrial N.V. described below.
Euro Medium Term Note ("EMTN") Programme. We have a medium-term note programme allowing for the placement of debt securities up to a total authorized amount of €10 billion ($11 billion). At December 31, 2022, €3,569 million ($3,806 million) was outstanding under the programme, all such debt having been issued by CNH Industrial Finance Europe S.A. and guaranteed by CNH Industrial N.V.
CNH Industrial N.V. Senior Notes. In the United States, CNH Industrial N.V has issued notes from time to time. In 2016, CNH Industrial N.V. issued $600 million of notes at an interest rate of 4.50% due August 2023 (the “2023 Notes”) at an issue price of 100 percent of their principal amount, and, in 2017, CNH Industrial N.V. issued $500 million of notes at an interest rate of 3.850% due November 2027 (the “2027 Notes”) at an issue price of 99.384% of their principal amount. The 2023 Notes and the 2027 Notes are collectively referred to as the “CNH Industrial N.V. Senior Notes”.
The notes issued under the EMTN (and its predecessor the Global Medium Term Notes Programme) as well as the CNH Industrial N.V. Senior Notes impose covenants and other obligations on CNH Industrial N.V. as issuer and, in certain cases, as guarantor and CNH Industrial Finance Europe S.A. as issuer, including: (i) a negative pledge provision which requires that, if any security interest over assets of the issuer or the guarantor is granted in connection with debt that is, or is capable of being, listed or any guarantee is granted in connection with such debt, such security or guarantee must be equally and ratably extended to the outstanding notes; (ii) a status (or pari passu) covenant, under which the notes rank and will rank pari passu with all other present and future outstanding unsubordinated and unsecured obligations of the issuer and/or the guarantor (subject to mandatorily preferred obligations under applicable laws); (iii) an events of default provision setting out certain customary events (such as cross defaults, insolvency related events, etc.) the occurrence of which entitles the holders of the outstanding notes to accelerate the repayment of the notes; (iv) change of control provisions which, when combined with a rating downgrade of CNH Industrial N.V., grant the note holders the right to require immediate repayment of the notes; and (v) other clauses that are generally applicable to securities of a similar type. A breach of these obligations may require the early repayment of the notes. At December 31, 2022, CNH Industrial was in compliance with the covenants of the notes issued under the EMTN (and its predecessor the Global Medium Term Notes Programme) and the CNH Industrial N.V. Senior Notes.
CNH Industrial intends to repay the issued bonds in cash at the due date by utilizing available liquid resources. In addition, CNH Industrial may from time to time buy-back or enforce the available call options of issued bonds. Such buy-backs, if made, depend upon market conditions, the financial situation of CNH Industrial and other factors which could affect such decisions.
Bank Debt
At December 31, 2022, Industrial Activities available committed unsecured facilities expiring after twelve months amounted to $4.5 billion ($4.5 billion at December 31, 2021).
Euro 4 billion Revolving Credit Facility. In March 2019, the Company signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of 1-year each, exercisable on the first and second anniversary of the signing date. CNH Industrial exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility is now due to mature in March 2026 for €3,950.5 million; €49.5 million within the facility will mature in March 2025. The credit facility replaced a five-year €1.75 billion credit facility scheduled to mature in 2021 and includes:
•customary covenants (including a negative pledge, a status (or pari passu) covenant and restrictions on the incurrence of indebtedness by certain subsidiaries);
•customary events of default (some of which are subject to minimum thresholds and customary mitigants), including cross-default provisions, failure to pay amounts due or to comply with certain provisions under the loan agreement and the occurrence of certain bankruptcy-related events; and:
•mandatory prepayment obligations upon a change in control of CNH Industrial or the borrower;
•a financial covenant (Net debt/EBITDA ratio relating to Industrial Activities) (this covenant is not applicable given the current ratings levels).
CNH Industrial N.V. has guaranteed any borrowings under the revolving credit facility with cross-guarantees from each of the borrowers (i.e., CNH Industrial Finance S.p.A., CNH Industrial Finance Europe S.A. and CNH Industrial Finance North America Inc.). At December 31, 2022, CNH Industrial was in compliance with the covenants of the Revolving Credit Facility.

Financial Services
Total debt of Financial Services was $19.1 billion at December 31, 2022, compared to $16.0 billion at December 31, 2021.
Bank Debt
At December 31, 2022, Financial Services' available committed, unsecured facilities expiring after twelve months amounted to $0.6 billion ($0.7 billion at December 31, 2021).
Asset-Backed Financing
At December 31, 2022, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $2.9 billion ($3.0 billion at December 31, 2021), of which $2.1 billion was utilized at December 31, 2022 ($2.0 billion at December 31, 2021).
We sell certain of our financial receivables to third parties in order to improve liquidity, to take advantage of market opportunities and, in certain circumstances, to reduce credit and concentration risk in accordance with our risk management objectives.
The sale of financial receivables is executed primarily through ABS transactions and involves retail notes and wholesale receivables originated to our Financial Services subsidiaries from end-use customers and dealers, respectively.
At December 31, 2022, our receivables from financing activities included receivables sold and financed through both ABS and factoring transactions of $12.6 billion ($10.3 billion at December 31, 2021), which do not meet derecognition requirements and therefore are recorded on our consolidated statement of financial position. These receivables are recognized as such in our financial statements even though they have been legally sold; a corresponding financial liability is recorded in the consolidated statement of financial position as debt (see "Note 4: Receivables").
Capital Markets
In May 2021, CNH Industrial Capital LLC issued $600 million of 1.45% notes due in 2026 at an issue price of 99.208% of their principal amount.
In July 2021, CNH Industrial Capital Australia Pty. Limited issued AUD 200 million of 1.75% notes due in 2024 at an issue price of 99.863% of their principal amount.
In September 2021, CNH Industrial Capital Australia Pty. Limited issued AUD 50 million of 1.750% notes due in 2024 at an issue price of 101.069% of their principal amount. This issue is a private placement.
In September 2021, CNH Industrial Capital Canada Ltd issued CAD 300 million of 1.500% notes due in 2024 at an issue price of 99.936% of their principal amount.
In April 2022, Banco CNH Industrial Capital S.A. issued BRL 600 million of notes in two tranches: BRL 177 million at CDI + 0.90%, due in 2024 and BRL 423 million at CDI +1.10%, due in 2025.
In May 2022, Banco CNH Industrial Capital S.A. issued BRL 350 million of notes at CDI +1.10%, due in 2025, through a private placement.
In May 2022, CNH Industrial Capital LLC issued $500 million of 3.95% notes due in 2025 at an issue price of 99.469% of their principal amount.
In September 2022, Banco CNH Industrial Capital S.A. issued BRL 700 million of notes in three tranches: BRL 268 million at CDI + 0.90%, due in 2024; BRL 193 million at CDI +1.05%, due in 2025; and BRL 239 million at CDI +1.30%, due in 2026.
In October 2022, CNH Industrial Capital LLC issued $400 million of 5.45% notes due in 2025 at an issue price of 99.349% of their principal amount.
In October 2022, CNH Industrial Capital Argentina issued USD 23 million of 0% notes due in 2025. This was a voluntary exchange offer for the outstanding USD-linked Series 1 notes issued in 2020 due August 2023.
In November 2022, Banco CNH Industrial Capital S.A. issued BRL 22 million of notes at CDI + 1.05%, due in 2025, through a private placement.
In December 2022, Banco CNH Industrial Capital S.A. issued BRL 190 million of notes at CDI + 0.85%, due in 2024, through a private placement.

Commercial Paper Programs
With the purpose of further diversifying its funding structure, CNH Industrial has established various commercial paper programs. CNH Industrial Capital LLC outstanding commercial paper totaled $299 million as of December 31, 2022 (no outstanding at December 31, 2021).
Banco CNH Industrial S.A. outstanding commercial paper totaled $209 million as of December 31, 2022 ($90 million outstanding at December 31, 2021)
Support Agreement in the Interest of CNH Industrial Capital LLC
CNH Industrial Capital LLC benefits from a support agreement issued by CNH Industrial N.V., pursuant to which CNH Industrial N.V. agrees to, among other things, (a) make cash capital contributions to CNH Industrial Capital LLC, to the extent necessary to cause its ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05:1.0 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in CNH Industrial Capital LLC and (c) cause CNH Industrial Capital LLC to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be, and is not, a guarantee by CNH Industrial N.V. of the indebtedness or other obligations of CNH Industrial Capital LLC. The obligations of CNH Industrial N.V. to CNH Industrial Capital LLC pursuant to this support agreement are to the company only and do not run to, and are not enforceable directly by, any creditor of CNH Industrial Capital LLC, including holders of the CNH Industrial Capital LLC’s notes or the trustee under the indenture governing the notes. The support agreement may be modified, amended or terminated, at CNH Industrial N.V.’s election, upon thirty days’ prior written notice to CNH Industrial Capital LLC and the rating agencies of CNH Industrial Capital LLC, if (a) the modification, amendment or termination would not result in a downgrade of CNH Industrial Capital LLC rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the company’s rated indebtedness then outstanding; or (c) CNH Industrial Capital LLC has no long-term rated indebtedness outstanding.
For more information on our outstanding indebtedness, see “Note 10: Debt” to our consolidated financial statements for the year ended December 31, 2022.
Future Liquidity
We have adopted formal policies and decision-making processes designed to optimize the allocation of funds, cash management processes and financial risk management. Our liquidity needs could increase in the event of an extended economic slowdown or recession that would reduce our cash flow from operations and impair the ability of our dealers and retail customers to meet their payment obligations. Any reduction of our credit ratings would increase our cost of funding and potentially limit our access to the capital markets and other sources of financing.
We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year. At December 31, 2022, we had available committed, unsecured facilities expiring after twelve months of $5.1 billion ($5.2 billion at December 31, 2021).
Financial Services securitized debt is repaid with the cash generated by the underlying amortizing receivables. Accordingly, additional liquidity is not normally necessary for the repayment of such debt. Financial Services has traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. At December 31, 2022, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to to $2.9 billion ($3.0 billion at December 31, 2021), of which $2.1 billion was utilized at December 31, 2022 ($1.0 billion at December 31, 2021).
If Financial Services were unable to obtain ABS funding at competitive rates and at the same time were unable to access other sources of finding at similar conditions, its ability to conduct its financial services activities would be limited.
Pension and Other Postemployment Benefits
Pension Plans
Pension plan obligations primarily comprise the obligations of our pension plans in the United States, the U.K. and Germany.
Under these plans, contributions are made to a separate fund (trust) which independently administers the plan assets. Our funding policy is to contribute amounts to the plan equal to the amounts required to satisfy the minimum funding requirements pursuant to the laws of the applicable jurisdictions. The significant pension plans that we are required to fund are in the United Sates and the U.K. In addition, we make discretionary contributions in addition to the funding requirements. To the extent that a fund is overfunded, we are not required to make further contributions to the plan in respect of minimum performance requirements so long as the fund is in surplus.
The investment strategy for the plan assets depends on the features of the plan and on the maturity of the obligations. Typically, less mature plan benefit obligations are funded by using more equity securities as they are expected to achieve long-term growth exceeding inflation. More mature plan benefit obligations are funded using more fixed income securities as they are expected to produce current income with limited volatility. Risk management practices include the use of multiple asset classes and investment managers within each asset class for diversification purposes. Specific guidelines for each asset class and investment manager are implemented and monitored.
At December 31, 2022 and 2021, the difference between the present value of the pension plan obligations and the fair value of the related plan assets was a deficit of $196 million and $369 million, respectively. In 2022, we contributed $46 million to the plan assets and made direct benefit payments of $12 million for our pension plans. Our expected total contribution to pension plan assets and direct benefit payments is estimated to be $48 million for 2023.
Healthcare Plans
Healthcare postretirement benefit plan obligations comprise obligations for healthcare and insurance plans granted to our employees working in the United States and Canada. These plans generally cover employees retiring on or after reaching the age of 55 who have completed at least 10 years of employment. United States salaried and non-represented hourly employees and Canadian employees hired after January 1, 2001 and January 1, 2002, respectively, are not eligible for postretirement healthcare and life insurance benefits under our plans. These plans are not required to be funded. Beginning in 2007, we made contributions on a voluntary basis to a separate and independently managed fund established to finance the North America healthcare plans.
At December 31, 2022 and 2021, the difference between the present value of the healthcare plan obligations and the fair value of the related plan assets was a deficit of $123 million and $151 million, respectively. In 2022, we did not contribute to the plan assets and made direct benefit payments for healthcare plans of $14 million and we expect to make direct benefit payments of $15 million in 2023.
Other Postemployment Benefits
Other postemployment benefits consist of benefits for Italian Employee Leaving Entitlements up to December 31, 2006, loyalty bonus in Italy and various other similar plans in France, Germany and Belgium. Until December 31, 2006, Italian companies with more than 50 employees were required to accrue for benefits paid to employees upon them leaving the company. The scheme has since changed to a defined contribution plan. The obligation on our consolidated balance sheet represents the residual reserve for years until December 31, 2006. Loyalty bonuses are accrued for employees who have reached certain service seniority and are generally settled when employees leave the company. These plans are not required to be funded and, therefore, have no plan assets.
At December 31, 2022 and 2021, the present value of the obligation for other postemployment benefits amounted to $89 million and $113 million, respectively.
In 2022, we made direct benefit payments of $7 million for other postemployment benefits and expect to make direct benefit payments of $7 million in 2023.
For further information on pension and other postemployment benefits, see “Note 12: Employee Benefit Plans and Postretirement Benefits” to our consolidated financial statements for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
We use certain off-balance sheet arrangements with unconsolidated third parties in the ordinary course of business, including financial guarantees. Our arrangements are described in more detail below. For additional information, see “Note 14: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2022.
Financial Guarantees
Our financial guarantees require us to make contingent payments upon the occurrence of certain events or changes in an underlying instrument that is related to an asset, a liability or the equity of the guaranteed party. These guarantees include arrangements that are direct obligations, giving the party receiving the guarantee a direct claim against us, as well as indirect obligations, under which we have agreed to provide the funds necessary for another party to satisfy an obligation.
CNH Industrial provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates totaling $19 million as of December 31, 2022.

Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments with definitive payment terms that will require significant cash outlays in the future, as of December 31, 2022:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Contractual Obligations(1)
Debt obligations(2)
Bonds	$8,882	$1,625	$3,812	$2,780	$665
Borrowings from banks	3,072	1,398	796	436	442
Asset-backed financing	9,751	5,697	2,953	1,077	24
Other debt	1,413	1,024	248	138	3
Operating lease obligations	259	63	83	54	59
Purchase obligations	77	77	—	—	—
Total	$23,454	$9,884	$7,892	$4,485	$1,193

(1)Reserves for uncertain tax positions are not included within this table as the timing and ultimate uncertainty of settlement with the relevant taxing authorities is not known.
(2)Amounts presented exclude the related interest expense that will be paid when due. The table above does not include obligations for pensions, post-retirement benefits and health care plans. Our best estimate of expected contributions including direct benefit payment to be made by us in 2023 to pension plans, healthcare plans and other post-employment plans is $48 million, $15 million and $7 million, respectively. Potential outflows in the years after 2021 are subject to a number of uncertainties, including future asset performance and changes in assumptions, and therefore we are unable to make sufficiently reliable estimates of future contributions beyond 2022.
Debt Obligations
For information on our debt obligations, see “Capital Resources” above and “Note 10: Debt” to our consolidated financial statements for the year ended December 31, 2022. The amount reported as debt obligations in the table above consists of our bonds, borrowings from banks, asset-backed financing and other debt which reconciles in total to the amount in the December 31, 2022 consolidated balance sheet.
Operating Lease Obligations
Our operating leases consist mainly of leases for commercial and industrial properties used in carrying out our businesses. The amounts reported above under “Operating Lease Obligations” include the minimal rental and payment commitments due under such leases.
Purchase Obligations
Our purchase obligations at December 31, 2022, included the following:
•commitments to purchase tangible fixed assets, largely in connection with planned capital expenditures, in an aggregate amount of approximately $77 million.
Critical Accounting Estimates
The financial statements included in this annual report and related disclosures have been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and related assumptions are based on available information at the date of preparation of the financial statements, historical experience and other relevant factors. Actual results may differ from the estimates.
Particularly in light of the current economic uncertainty, developments may occur which may differ from our estimates and assumptions, and therefore might require significant adjustments to the carrying amounts of certain items, which as of the date of this annual report cannot be accurately estimated or predicted. The principal items affected by estimates are the allowances for doubtful accounts receivable and inventories, long-lived assets (tangible and intangible assets), the residual values of equipment leased out under operating lease arrangements or sold with buy-back commitments, sales allowances, product warranties, pension and other postemployment benefits, deferred tax assets and contingent liabilities.

Estimates and assumptions are reviewed periodically and the effects of any changes are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.
The following are the critical judgments and the key assumptions concerning the future that we have made in the process of applying our accounting policies and that may have the most significant effect on the amounts recognized in our consolidated financial statements included in this annual report or that represent a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.
Allowance for Doubtful Accounts
The allowance for credit losses is our estimate of the lifetime expected credit losses inherent in the trade receivables and financing receivables owned by us. Retail customer receivables primarily include retail notes and finance leases to end use customers and revolving charge accounts, which represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH Industrial dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.
Retail receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
Trade and wholesale receivables that share the same risk characteristics such as, collateralization levels, term, geography and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for trade and wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as industry sales volumes. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
Retail, trade and wholesale receivables that do not have similar risk characteristics are individually reviewed based on, among other items, amounts outstanding, days past due and prior collection history. Expected credit losses are measured by considering: the probability-weighted estimates of cash flows and collateral value; the time value of money; current conditions and forecasts of future economic conditions. Expected credit losses are measured as the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset.
Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected. Revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses when delinquency reaches 120 days.
The total allowance for credit losses at December 31, 2022 and 2021 was $334 million and $285 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current and future economic conditions.
While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that, in the future, changes in economic conditions or other factors will not cause changes in the financial condition of our customers. If the financial condition of some of our customers deteriorates, the timing and level of payments received could be impacted and, therefore, could result in an increase in losses on the current portfolio.
The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. While the company believes its allowance is sufficient to provide for losses over the life of its existing receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses. Historically, changes in economic conditions have had limited impact on credit losses within the company’s wholesale receivable portfolio. Within the retail customer receivables portfolio, credit loss estimates are dependent on a number of factors, including historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts. A hypothetical 10% increase in the quantitative loss rates would have resulted in an approximately $10 million increase to the allowance for credit losses at December 31, 2022.

Allowance for Obsolete and Slow-moving Inventory
The allowance for obsolete and slow-moving inventory reflects our estimate of the expected loss in value, and has been determined on the basis of past experience and historical and expected future trends in the used equipment market. A worsening of the economic and financial situation could cause a further deterioration in conditions in the used equipment market compared to that taken into consideration in calculating the allowances recognized in the financial statements.
Recoverability of Long-lived Assets (including Goodwill)
Long-lived assets include property, plant and equipment, goodwill and other intangible assets such as patents and trademarks. We evaluate the recoverability of property, plant and equipment and finite-lived other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We assess the recoverability of property, plant and equipment and finite-lived other intangible assets by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable in full on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
We have identified three reporting units for the purpose of goodwill impairment testing: Agriculture, Construction, and Financial Services. Impairment testing for goodwill is done at a reporting unit level. Under the goodwill impairment test, CNH Industrial’s estimate of the fair value of the reporting unit is compared with its carrying value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. CNH Industrial has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
Goodwill and indefinite-lived other intangible assets are tested for impairment at least annually. During the second quarter of 2020, the Company considered whether a quantitative interim assessment of goodwill for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. Based on the internal and external sources of information considered through June 30, 2020, including the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units, industry and market considerations, overall financial performance (both current and projected), as well as the amount by which the fair value of the Company’s reporting units exceeded their respective carrying values at the date of the last quantitative assessment, the Company, as part of the qualitative assessment performed, determined these conditions indicated that it was more likely than not that the carrying value of the Construction reporting unit exceeded its fair value as of June 30, 2020. At June 30, 2020, CNH Industrial completed a quantitative impairment assessment for the Construction reporting unit which resulted in a fair value below carrying value. Based on the assessment, the Company recognized a goodwill impairment charge of $585 million for the Construction reporting unit.
In 2020, 2021 and 2022, we performed our annual impairment review as of December 31 and concluded that there was no impairment. We evaluate events and changes in circumstances to determine if additional testing may be required. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2022.
Residual Values of Assets Leased Out Under Operating Lease Arrangements
We record assets rented to customers or leased to them under operating leases as tangible assets. Income from such operating leases is recognized on a straight-line basis over the term of the lease. Depreciation expense for assets subject to operating leases is recognized on a straight-line basis over the lease term in amounts necessary to reduce the cost of an asset to its estimated residual value at the end of the lease term. The estimated residual value of leased assets is calculated at the lease commencement date on the basis of published industry information and historical experience.
Realization of the residual values is dependent on our future ability to market the assets under then-prevailing market conditions. We continually evaluate whether events and circumstances have occurred which impact the estimated residual values of the assets on operating leases. The used equipment market was carefully monitored throughout 2022 to ensure that write-downs, if any, were properly determined; however, additional write-downs may be required if market conditions should deteriorate.
Sales Allowances
The company provides sales incentives and allowances to dealers. At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs as a reduction of revenue. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. Actual cost differences from the original cost estimate are recognized in “Net sales. The total accruals recorded were $1,556 million, $1,325 million, and $ 1,139 million in ”Other liabilities” on the Consolidated Balance Sheets at December 31, 2022, 2021, and 2020, respectively. The increase in each of 2022 and 2021 primarily resulted from higher retail demand.
Product Warranties
For most equipment and service parts sales, the company provides a standard warranty to provide assurance that the equipment will function as intended for a specified period of time. At the time a sale is recognized, the company records the estimated future warranty costs. The company determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold to end-users and is still under warranty based on dealer inventories and retail sales. Variances in claims experience and the type of warranty programs affect these estimates, which are reviewed quarterly.
The product warranty accruals at December 31, 2022, 2021, and 2020 were $544 million, $526 million, and $507 million, respectively. The increase in each of 2022 and 2021 related to higher sales volume. Estimates used to determine the product warranty accruals are based on historical claims rate leveraging the last rolling 12 months and consideration of current quality developments.
Pension and Other Postemployment Benefits
As more fully described in “Note 12: Employee Benefit Plans and Postretirement Benefits” to our consolidated financial statements for the year ended December 31, 2022, we sponsor pension, healthcare and other postemployment plans in various countries. We actuarially determine the costs and obligations relating to such plans using several statistical and judgmental factors. These assumptions include discount rates, rates for expected returns on plan assets, rates for compensation increases, mortality rates, retirement rates, and healthcare cost trend rates, as determined by us within certain guidelines. To the extent actual experiences differ from our assumptions or our assumptions change, we may experience gains and losses that we have not yet recognized in our consolidated statements of operations but would be recognized in equity. For our pension and postemployment benefit plans, we recognize net gain or loss as a component of defined benefit plan cost for the year if, as of the beginning of the year, such unrecognized net gain or loss exceeds 10% of the greater of (1) the projected benefit obligation or (2) the fair market value of the plan assets at year end. In such case, the amount of amortization we recognize is the resulting excess divided by the average remaining service period of active employees, and by the average life expectancy for inactive employees expected to receive benefits under the plan.
CNH Industrial reviews annually the mortality assumptions and demographic characteristics of its U.S. pension and healthcare plans participants. Subsequent to the Benefits Modification to the US Healthcare plan on April 16, 2018, the Company decided to change the base mortality table for the US Healthcare plan from the variants of blue-collar tables of RPH-2014 (with MP-2014 removed) to a no-collar variant. In addition, in 2018, CNH Industrial adopted the MP-2018 mortality improvement scale, which better reflected the actual recent experience over the previous mortality improvement scales.
In 2021, the Company adopted the updated mortality improvement scale issued by the SOA ("MP-2021"). The adoption of the new mortality assumptions resulted in a total increase of $1.3 million to the Company’s benefit obligations at December 31, 2021, of which $0.5 million and $0.8 million were related to pension plans and healthcare plans, respectively.

The following table shows the effects of a one percentage-point change in our primary actuarial assumptions on pension, healthcare and other postemployment benefit obligations and expense:

	2023 Benefit Cost		Year End Benefit Obligation
	One Percentage-Point Increase	One Percentage-Point Decrease	One Percentage-Point Increase	One Percentage-Point Decrease
	(in millions)
Pension benefits:
Assumed discount rate	$(5)	$5	$(119)	$145
Expected long-term rate of return on plan assets	$(10)	$10	$—	$—
Healthcare benefits:
Assumed discount rate	$1	$—	$(8)	$9
Assumed health care cost trend rate (initial and ultimate)	$—	$—	$8	$(7)
Other benefits:
Assumed discount rate	$—	$—	$(7)	$8
Realization of Deferred Tax Assets
At December 31, 2022, we had net deferred tax asset on temporary differences, including tax attributes, of $1.0 billion, of which $0.3 billion are not recognized in the financial statements. The corresponding totals at December 31, 2021, were $1.0 billion and $0.5 billion, respectively.
We have recognized deferred tax assets we believe are more likely than not to be realized. The determination to record a valuation allowance requires significant judgement and is based on an assessment of positive and negative evidence, whereby objectively verifiable evidence takes precedence over other forms of evidence. In our assessments, we consider actual and forecasted results, the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, and tax planning strategies. We also consider risk factors, including, but not limited to, the economic conditions in the countries and, in some cases, regions in which we have significant operations as those conditions would generally impact our ability to generate taxable income in specific jurisdictions. It is reasonably possible the Company's recognition of deferred tax assets could change during 2023. Such changes could materially impact the Company's financial results.
During the fourth quarter of 2022, we recognized substantially all the deferred tax assets related to our agricultural and construction equipment operations in Italy, resulting in a $55 million non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with that trend anticipated to continue for the foreseeable future.
During the fourth quarter of 2021, we recognized substantially all the deferred tax assets related to our agricultural and construction equipment operations in Brazil, following the reorganization of the formerly fully-integrated businesses in the fourth quarter of 2021 in that jurisdiction in preparation for the spin-off of Iveco Group, resulting in a $161 million non-cash tax benefit, as those operations had consistently returned to sustained profitability in recent years, with that trend anticipated to continue for the foreseeable future.
Contingent Liabilities
We are the subject of legal and indirect tax proceedings covering a range of matters, which are pending in various jurisdictions. Due to the uncertainty inherent in such matters, it is difficult to predict the final outcome of such matters. The cases and claims against us often raise difficult and complex factual and legal issues, which are subject to many uncertainties, including but not limited to the facts and circumstances of each particular case and claim, the jurisdiction and the differences in applicable law. In the normal course of business, we consult with legal counsel and certain other experts on matters related to litigation, taxes and other similar contingent liabilities. We accrue a liability when it is determined that an adverse outcome is probable and the amount of the loss can be reasonably estimated. In the event an adverse outcome is probable, but an estimate is not determinable or is possible, the matter is disclosed.
Cautionary Note on Forward-Looking Statements
This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this presentation including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the continued uncertainties related to the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in connection with the pandemic on our business, our employees, customers and suppliers; supply chain disruptions, including delays caused by mandated shutdowns, industry capacity constraints, material availability, and global logistics delays and constraints; disruption caused by business responses to COVID-19, including remote working arrangements, which may create increased vulnerability to cybersecurity or data privacy incidents; our ability to execute business continuity plans as a result of COVID-19; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, including demand uncertainty caused by COVID-19; general economic conditions in each of our markets, including the significant economic uncertainty and volatility caused by COVID-19; travel bans, border closures, other free movement restrictions, and the introduction of social distancing measures in our facilities may affect in the future our ability to operate as well as the ability of our suppliers and distributors to operate; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH Industrial and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including other pandemics, terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CNH Industrial N.V.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CNH Industrial N.V. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of certain of the acquired intangible assets of Raven Industries, Inc.

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company completed its acquisition of Raven Industries, Inc. (“Raven”) on November 30, 2021 for a total purchase consideration of $2.1 billion. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized.
Auditing the Company’s accounting of the acquired intangible assets of Raven was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets of approximately $0.5 billion, which primarily consisted of customer relationships, in-process research and development (“IPR&D”), and trade name attributable to the Applied Technology Division of Raven. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying assumptions related to the future performance of the acquired business. The Company used the income approach to measure these intangible assets. The significant assumptions used to estimate the value of the intangible assets included royalty rates, discount rates, and projections of future revenues. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over accounting for the acquisition of Raven, including controls over the determination of the fair value of the acquired customer relationships, IPR&D, and trade name intangible assets of the Applied Technology Division, and management's evaluation of the underlying assumptions described above. We also tested management's controls over the completeness and accuracy of the data used in the valuation models.
To test the estimated fair value of the customer relationships, IPR&D, and trade name intangible assets and resulting goodwill of the Applied Technology Division, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies used and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends and to the historical results of the acquired business and involved valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois
February 28, 2023

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in millions)
Revenues
Net sales	$21,541	$17,802	$13,083
Finance, interest and other income	2,010	1,694	1,696
Total Revenues	$23,551	$19,496	$14,779
Costs and Expenses
Cost of goods sold	$16,797	$14,109	$11,152
Selling, general and administrative expenses	1,752	1,454	1,296
Research and development expenses	866	642	493
Restructuring expenses	31	35	22
Interest expense	734	549	660
Goodwill impairment charge	—	—	585
Other, net	689	768	750
Total Costs and Expenses	$20,869	$17,557	$14,958
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	2,682	1,939	$(179)
Income tax expense	(747)	(229)	(85)
Equity in income of unconsolidated subsidiaries and affiliates	104	91	66
Net income (loss) from continuing operations	2,039	$1,801	$(198)
Net income (loss) from discontinued operations	—	(41)	(240)
Net income (loss)	$2,039	$1,760	$(438)
Net income attributable to noncontrolling interests	10	$37	55
Net income (loss) attributable to CNH Industrial N.V.	$2,029	$1,723	$(493)

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$1.50	$1.32	$(0.15)
Discontinuing operations	$—	$(0.05)	$(0.21)
Basic earnings per share attributable to CNH Industrial N.V.	$1.50	$1.27	$(0.36)
Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$1.49	$1.32	$(0.15)
Discontinuing operations	$—	$(0.05)	$(0.21)
Diluted earnings per share attributable to CNH Industrial N.V.	$1.49	$1.27	$(0.36)
Average shares outstanding (in millions)
Basic	1,351	1,354	1,351
Diluted	1,362	1,361	1,351
Cash dividends declared per common share	$0.302	$0.132	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in millions)
Net income (loss)	$2,039	$1,760	$(438)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	44	(11)	48
Changes in retirement plans’ funded status	41	94	(3)
Foreign currency translation	158	247	(735)
Share of other comprehensive income (loss) of entities using the equity method	(25)	(93)	20
Other comprehensive income (loss), net of tax	218	237	(670)
Comprehensive income (loss)	2,257	1,997	(1,108)
Less: Comprehensive income attributable to noncontrolling interests	9	43	59
Comprehensive income (loss) attributable to CNH Industrial N.V.	$2,248	$1,954	$(1,167)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Cash and cash equivalents	$4,376	$5,044
Restricted cash	753	801
Trade receivables, net	172	192
Financing receivables, net	19,260	15,376
Receivables from Iveco Group N.V	298	—
Inventories, net	4,811	4,216
Property, plant and equipment, net	1,532	1,475
Investments in unconsolidated subsidiaries and affiliates	385	333
Equipment under operating leases	1,502	1,738
Goodwill	3,322	3,210
Other intangible assets, net	1,129	1,207
Deferred tax assets	433	421
Derivative assets	189	182
Other assets	1,219	1,675
Assets held for distribution	—	13,546
Total Assets	$39,381	$49,416
LIABILITIES AND EQUITY
Debt	$22,962	$20,897
Payables to Iveco Group N.V	156	502
Trade payables	3,702	3,530
Deferred tax liabilities	85	125
Pension, postretirement and other postemployment benefits	449	673
Derivative liabilities	204	181
Other liabilities	4,847	4,763
Liabilities held for distribution	—	11,892
Total Liabilities	$32,405	$42,563
Redeemable noncontrolling interest	49	45
Common shares, €0.01, par value; outstanding 1,344,240,971 common shares and 371,072,953 loyalty program special voting shares in 2022; and outstanding 1,356,077,000 common shares and 371,218,250 loyalty program special voting shares in 2021	25	25
Treasury stock, at cost - 20,159,225 shares in 2022 and 8,323,196 shares in 2021	(230)	(84)
Additional paid in capital	1,504	4,464
Retained earnings	7,906	4,818
Accumulated other comprehensive loss	(2,278)	(2,445)
Noncontrolling interests	—	30
Total Equity	$6,927	$6,808
Total Liabilities and Equity	$39,381	$49,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2022 and 2021
The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets above. The assets in the table include only those assets that can be used to settle obligations of consolidated VIEs. The liabilities in the table include third party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial.

	December 31, 2022	December 31, 2021
	(in millions)
Restricted cash	$595	$736
Financing receivables	8,808	$8,838
Total Assets	$9,403	$9,574
Debt	$8,485	$8,528
Total Liabilities	$8,485	$8,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

     CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Operating activities:	(in millions)
Net income (loss)	$2,039	$1,760	$(438)
Less: Net income (loss) from discontinued operations	—	(41)	(240)
Net income (loss) of continuing operations	2,039	1,801	(198)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense, net of assets under operating lease and assets sold under buy-back commitments	327	295	298
Depreciation and amortization expense of assets under operating lease and assets sold under buy-back commitments	208	242	240
(Gain) loss from disposal of assets	(42)	—	6
Loss on repurchase of notes	—	8	—
Undistributed income (loss) of unconsolidated subsidiaries	(69)	(29)	(36)
Goodwill impairment charge	—	—	585
Other non-cash items	196	126	498
Changes in operating assets and liabilities:
Provisions	189	93	(131)
Deferred income taxes	(50)	(273)	(72)
Trade and financing receivables related to sales, net	(2,447)	191	1,011
Inventories, net	(151)	(555)	1,224
Trade payables	125	738	314
Other assets and liabilities	232	561	449
Cash flow from operating activities discontinued operation	—	884	1,341
Net cash provided by operating activities	$557	4,082	5,529
Investing activities:
Additions to retail receivables	(5,971)	(5,328)	(4,459)
Collections of retail receivables	4,360	4,338	3,964
Proceeds from the sale of assets, net of assets under operating leases and assets sold under buy-back commitments	97	11	—
Expenditures for property, plant and equipment and intangible assets, net of assets under operating lease and assets sold under buy-back commitments	(461)	(365)	(232)
Expenditures for assets under operating leases and assets sold under buy-back commitments	(538)	(556)	(614)
Other	(496)	(2,670)	(614)
Cash flow from investing activities discontinued operation	$—	(431)	(795)
Net cash used in investing activities	$(3,009)	(5,001)	(2,750)
Financing activities:
Proceeds from long-term debt	11,183	7,988	8,888
Payments of long-term debt	(9,223)	(9,088)	(7,227)
Net increase (decrease) in other financial liabilities	580	(111)	(587)
Dividends paid	(423)	(188)	(8)
Purchase of treasury stock and other	(153)	—	—
Cash flow from financing activities discontinued operation	—	(46)	(407)
Net cash provided by (used in) financing activities	1,964	(1,445)	659
Effect of foreign exchange rate changes on cash and cash equivalents	(228)	(403)	418
Increase (decrease) in cash and cash equivalents and restricted cash	(716)	(2,767)	3,856
Cash and cash equivalents and restricted cash, beginning of year	5,845	9,629	5,773
Cash and cash equivalents and restricted cash, end of year	$5,129	$6,862	$9,629
Cash and cash equivalents and restricted cash, end of period (discontinued operation)	$—	$1,017	$642
Cash and cash equivalents and restricted cash, end of period (continuing operations)	$5,129	$5,845	$8,987
The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021 and 2020

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance, December 31, 2019	$25	$(154)	$4,404	$3,808	$(2,002)	$40	$6,121	$35
Adoption of ASC 326	—	—	—	(36)	—	—	(36)	—
Balance, January 1, 2020, as recast	25	(154)	4,404	3,772	(2,002)	40	6,085	35
Net income (loss)	—	—	—	(493)	—	42	(451)	13
Other comprehensive income (loss), net of tax	—	—	—	—	(674)	4	(670)	—
Dividends paid	—	—	—	—	—	—	—	(8)
Decrease in noncontrolling interest due to the change of ownership	—	—	(5)	—	—	(4)	(9)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	45	(47)	—	—	—	(2)	—
Share-based compensation expense	—	—	38	—	—	—	38	—
Other changes	—	—	(2)	—	—	—	(2)	—
Balance, December 31, 2020	$25	$(109)	$4,388	$3,279	$(2,676)	$82	$4,989	$40
Net income (loss)	—	—	—	1,723	—	25	1,748	12
Other comprehensive income (loss), net of tax	—	—	—	—	231	6	237	—
Dividends paid	—	—	—	(180)	—	(91)	(271)	(7)
Common shares issued from treasury stock and capital increase for share-based compensation	—	25	(25)	—	—	—	—	—
Share-based compensation expense	—	—	99	—	—	—	99	—
Other changes	—	—	2	(4)	—	8	6	—
Balance, December 31, 2021	$25	$(84)	$4,464	$4,818	$(2,445)	$30	$6,808	$45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance, January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income (loss)	—	—	—	2,029	—	(6)	2,023	16
Other comprehensive income (loss), net of tax	—	—	—	—	219	(1)	218	—
Dividends paid	—	—	—	(412)	—	—	(412)	(11)
Acquisition of treasury stock	—	(153)	—	—	—	—	(153)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	7	(7)	—	—	—	—	—
Share-based compensation expense	—	—	87	—	—	—	87	—
Other changes	—	—	4	7	—	(1)	10	(1)
Balance, December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Presentation
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of, the Netherlands. CNH Industrial is a leading company in the capital goods sector that, through its various businesses, designs, produces and sells agricultural equipment and construction equipment. In addition, CNH Industrial’s Financial Services segment offers an array of financial products and services, including retail financing for the purchase or lease of new and used CNH Industrial and other manufacturers’ products and other retail financing programs and wholesale financing to dealers.
Subsequent to December 31, 2021, the Company had three reportable segments consisting of: (i) Agriculture, which designs, produces and sells agricultural equipment (ii) Construction, which designs, produces and sells construction equipment and (iii) Financial Services, which provides financial services to the customers of the Company’s products. The Company’s worldwide agricultural equipment and construction equipment segments as well as corporate functions are collectively referred to as “Industrial Activities”.
The Company was formed as a result of the mergers of Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. with and into CNH Industrial, effective September 29, 2013.
Spin-off of On-Highway Business
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group"), and the Iveco Group became a public listed company independent from CNH Industrial with its common shares trading on the Euronext Milan, a regulated market organized and managed by Borsa Italiana S.p.A. In connection with the Demerger, shares of Iveco Group N.V. were distributed to shareholders in CNH Industrial N.V. on a pro rata basis. The On-Highway Business' financial results for the periods prior to the Demerger have been reflected in our Consolidated Statement of Operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the On-Highway Business are classified as discontinued operations within Assets Held for Distribution and Liabilities Held for Distribution in the prior year of the Consolidated Balance Sheet. Pursuant to the terms of the deeds of demerger entered into between CNH Industrial N.V. and Iveco Group N.V. on January 1, 2022, assets related to the On-Highway Business were transferred to, and liabilities related to the On-Highway Business were retained or assumed by, Iveco Group N.V.
In order to present the financial effects of a Discontinued Operation, revenues and expenses arising from intercompany transactions were eliminated. Eliminations from transactions between Continuing and Discontinued Operations are allocated in full to Discontinued Operations. However, no profit or loss is recognized for intercompany transactions within the Consolidated Statement of Operations. The amounts of income statement items included in Discontinued Operations is detailed in the following sections.
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
The following table presents the assets and liabilities of the Iveco Group Business classified as Assets Held for Distribution and Liabilities Held for Distribution as of December 31, 2021.

December 31, 2021
(in millions)
ASSETS HELD FOR DISTRIBUTION
Cash and cash equivalents	$961
Restricted cash	55
Trade receivables, net	165
Financing receivables, net	3,284
Inventories, net	3,005
Property, plant and equipment, net	3,221
Investments in unconsolidated subsidiaries and affiliates	613
Equipment under operating leases	66
Goodwill, net	80
Other intangible assets, net	141
Deferred tax assets	1,059
Other assets	896
Total Assets Held for Distribution	$13,546

LIABILITIES HELD FOR DISTRIBUTION
Debt	2,343
Trade payables	3,366
Deferred tax liabilities	14
Pension, postretirement and other postemployment benefits	560
Other liabilities	5,609
Total Liabilities Held for Distribution	$11,892

Details of Statement of Operations line items included in Discontinued Operations, after the eliminations, for the years ended
December 31, 2021, and 2020 are as follows:

	2021	2020
	(in millions)
Revenues
Net sales	$14,743	$11,772
Finance, interest and other income	194	140
Total Revenues	$14,937	$11,912
Costs and Expenses
Cost of goods sold	12,765	10,745
Selling, general and administrative expenses	989	859
Research and development expenses	594	439
Restructuring expenses	39	27
Interest expense	129	107
Other, net	380	61
Total Costs and Expenses	$14,896	$12,238
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	41	(326)
Income tax (expense) benefit	(113)	135
Equity in income of unconsolidated subsidiaries and affiliates	31	(49)
Net Income (loss) from discontinued operations	$(41)	$(240)

Cash flows from Discontinued Operations from the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Operating activities:
Net income (loss) of discontinued operations	$(41)	$(240)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense, net of depreciation and amortization of assets under operating leases and assets sold under buy-back commitments	316	332
Depreciation and amortization expense of assets under operating leases and assets sold under buy-back commitments	296	302
(Gain) Loss on disposal of assets	(44)	1
Undistributed income of unconsolidated subsidiaries	(13)	51
Other non-cash items	197	72
Changes in operating assets and liabilities:
Provisions	87	90
Deferred income taxes	36	(192)
Trade and financing receivables related to sales, net	54	118
Inventories, net	(216)	678
Trade payables	25	87
Other assets and liabilities	187	42
Cash flow from operating activities of discontinued operation	$884	$1,341
Investing activities:
Additions to retail receivables	(42)	(12)
Collections of retail receivables	50	31
Proceeds from the sale of assets, net of assets under operating leases and assets sold under buy-back commitments	—	3
Expenditures for property, plant and equipment and intangible assets, net of assets under operating leases and assets sold under buy-back commitments	(348)	(252)
Expenditures for assets under operating leases and assets sold under buy-back commitments	(763)	(752)
Other	672	187
Cash flow provided by (used in) investing activities of discontinued operation	$(431)	$(795)
Financing activities:
Proceeds from long-term debt	3,459	3,119
Payments of long-term debt	(3,602)	(3,285)
Net increase (decrease) in other financial liabilities	97	(241)
Dividends paid	—	—
Cash flow from financing activities of discontinued operation	$(46)	$(407)
Note 2: Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
CNH Industrial has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include CNH Industrial N.V. and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars and, unless otherwise indicated, all financial data set forth in these consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of CNH Industrial’s subsidiaries in which CNH Industrial has a controlling financial interest, and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on ownership of a majority of the voting interest of an entity or based on CNH Industrial’s determination that it is the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.
Investments in unconsolidated subsidiaries and affiliates are accounted for using the equity method when CNH Industrial does not have a controlling interest, but exercises significant influence. Under this method, the investment is initially recorded at cost and is increased or decreased by CNH Industrial’s proportionate share of the entity’s respective net income or loss. Dividends received from these entities reduce the carrying value of the investments.
Business Combinations
Business combinations are accounted for by applying the acquisition method. Under this method, the consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred and liabilities assumed by the Company and the equity interests issued in exchange for control of the acquiree. Acquisition-related costs are generally recognized in profit or loss as incurred.
On November 30, 2021, CNH Industrial completed its acquisition of Raven Industries, Inc. CNH Industrial acquired 100% of the capital stock of Raven for $58 per share funded with available cash on hand. Cash consideration paid to Raven shareholders and Raven equity award holders totaled $2.1 billion. Raven, based in Sioux Falls, South Dakota, included three business divisions: Applied Technology, Engineered Films and Aerostar. The Applied Technologies division offers precision agricultural technologies in the areas of applications controls, guidance and steering, field computers, boom controls, cloud services and logistics, and injection support. At December 31, 2021, the preliminary estimates for the fair value of assets acquired and liabilities assumed of the Applied Technologies Division as of the acquisition date included $1.3 billion and $0.5 billion in preliminary goodwill and intangible assets, respectively. At December 31, 2021, the Engineered Films and Aerostar businesses were classified as held for sale with preliminary estimates of $0.5 billion in assets held for sale (included in Other Assets) and $0.1 billion in liabilities held for sale (included in Other Liabilities). The Engineered Films and Aerostar businesses were subsequently sold during 2022.
The acquisition of Raven has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. In Q4 2022, the Company finalized the valuation of acquired assets and assumed liabilities. The asset and liability fair values of the remaining Raven business, Applied Technology Division, at the acquisition date are as follows:

November 30, 2021
(in millions)
Intangible Assets
Customer Relationship	$145
In-Process R&D	165
Developed Technology	50
Trade Names	74
Goodwill	1,404
Deferred Tax Liability and Other	(137)

On December 30, 2021, CNH Industrial completed its purchase of 90% capital stock of Sampierana S.p.A. ("Sampierana") for approximately $100 million. Sampierana is an Italian company specializing in the development, manufacture and commercialization of earthmoving machines, undercarriages and spare parts. In Q4 2022, the Company finalized the valuation of acquired assets and assumed liabilities. Sampierana is included in the Company’s Construction segment.
On May 16, 2022, CNH Industrial acquired Specialty Enterprises LLC, a manufacturer of agricultural spray booms and sprayer boom accessories. Total consideration was approximately $50 million. The results of Specialty Enterprises have been included in the Company’s Agriculture segment.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the realizable value of property, plant and equipment, goodwill and other intangibles; residual values of equipment on operating leases; allowance for credit losses; tax contingencies and valuation allowances; liabilities for warranties; sales allowances; and assets and obligations related to employee benefits. Actual results could differ from these estimates.

Revenue Recognition
Revenue is recognized when control of the equipment, services or parts has been transferred and the Company’s performance obligations to the customers have been satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.
The timing of when the Company transfers the goods or services to the customer may differ from the timing of the customer’s payment.
Revenues are stated net of discounts, allowances, settlement discounts and rebates, as well as costs for sales incentive programs, which are determined on the basis of historical costs, country by country, and charged against profit for the period in which the corresponding sales are recognized.
The Company also enters into contracts with multiple performance obligations. For these contracts, the Company allocates revenue from the transaction price to the distinct goods and services in the contract on a relative standalone selling price basis. To the extent the Company sells the goods or services separately in the same market, the standalone selling price is the observable price at which the Company sells the goods or services separately. For all other goods or services, the Company estimates the standalone selling price considering all information reasonably available (including market conditions, entity-specific factors and information about the customer or class of customer).
Sales of goods
The Company has determined that the customers from the sale of equipment and parts are generally dealers, distributors, public entities and retail customers.
The Company recognizes revenue at a point in time when control has transferred to the customer at a sales price that the Company expects to receive. Transfer of control occurs when title and risk of ownership have transferred to the customer, which occurs based upon the terms specified in the contract. In most of the jurisdictions where the Company operates, and subject to specific exceptions, transfer of control occurs upon shipment.
For all sales, no significant uncertainty exists surrounding the purchaser’s obligation to pay for equipment and parts. The Company records appropriate allowance for credit losses and anticipated returns as required. Fixed payment schedules exist for all sales, but payment terms vary by geographic market and product line.
The cost of incentives, if any, are estimated at the inception of a contract at the amount that is expected to be paid and is recognized as a reduction to revenue at the time of the sale. If an equipment contract transaction has multiple performance obligations, the cost of incentives is allocated entirely to the equipment as the intent of the incentives is to encourage sales of equipment. If the estimate of the incentive changes following the sale to the customer, the change in estimate is recognized as an adjustment to revenue in the period of the change. CNH Industrial grants certain sales incentives to support sales of its products to retail customers. At the later of the time of sale or the time an incentive is announced to dealers, CNH Industrial records the estimated impact of sales allowances in the form of dealer and customer incentives as a reduction of revenue. Subsequent adjustments to sales incentive programs related to products previously sold are recognized as an adjustment to revenues in the period the adjustment is determinable. The determination of sales allowances requires management to make estimates based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
With reference to the sales to dealers accompanied by “floor plan” agreements under which the Company offers wholesale financing including “interest-free” financing for specified period of time (which also vary by geographic market and product line), two separate performance obligations exist. The first performance obligation consists of the sale of the equipment from Industrial Activities to the dealer. Concurrent with the sale of the equipment, Industrial Activities offers to the dealer wholesale financing through loans extended by Financial Services. Industrial Activities compensates Financial Services for the cost of the interest-free period. This cost has been determined to represent a cash sale incentive on the initial sale of the good, and therefore it should be recognized upfront as a reduction of net sales of Industrial Activities. The second performance obligation consists of a credit facility extended by Financial Services to the dealer. The remuneration for this performance obligation is represented by the compensation received from Industrial Activities for the period of the interest-free financing and by the interest charged to dealer for the remaining period. This remuneration is recognized by Financial Services over the period of the outstanding exposure.
For parts sales, when the Company provides its customers with a right to return a transferred product, revenue and corresponding cost of sales are recognized for parts that are not expected to be returned. The expected returns are estimated based on an analysis of historical experience. The portion of revenue (and corresponding cost of sales) related to the parts that are expected to be returned is recognized at the end of the return period. The amount received or receivable that is expected to be returned is recognized as a refund liability, representing the obligation to return the customer’s consideration.
Furthermore, at the time of the initial sale, CNH Industrial recognizes a return asset for the right to recover the goods returned by the customer. This asset is initially measured at the former carrying amount of the inventory. At each reporting date, both the refund liability and the return asset are remeasured to record for any revisions to the expected level of returns, as well as any decreases in the value of the returned products.
Rendering of services
Revenues from services provided are primarily comprised of extended warranties and maintenance and repair services and are recognized over the contract period when the costs are incurred, that is when the claims are charged by the dealer. Amounts invoiced to customers for which CNH Industrial receives consideration before the performance is satisfied are recognized as contract liability. These services are either separately-priced or included in the selling price of the equipment. In the second case, revenue for the services is allocated based on the estimated stand-alone selling price. In the event that the costs expected to be incurred to satisfy the remaining performance obligations exceed the transaction price, an estimated contract loss is recognized.
Shipping and other transportation activities performed as an agent are recognized on a net basis, which is netting the related freight cost against the freight revenue.
Finance and interest income
Finance and interest income on receivables is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on loans is suspended when management determines that collection of future income is not probable or when an account becomes 90 days delinquent, whichever occurs earlier. Interest accrual is resumed when and if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees.
Rents and other income on operating leases
Income from operating leases is recognized over the term of the lease on a straight-line basis.
Sales Allowances
CNH Industrial grants certain sales incentives to support sales of its products to retail customers. The expense for such incentive programs is recorded as a deduction in arriving at the net sales amount at the time of the sale of the product to the dealer. The expense for new programs is accrued at the inception of the program. The amounts of incentives to be paid are estimated based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
Warranty Costs
At the time a sale of equipment or parts to a dealer is recognized, CNH Industrial records the estimated future base warranty costs for the product. CNH Industrial determines its total warranty liability by applying historical claims rate experience, while considering specific contractual terms, to the park of equipment that has been sold and is still under warranty. Campaigns are formal post-production modification programs approved by management. The liabilities for such programs are recognized when approved, based on an estimate of the total cost of the program.
Advertising
CNH Industrial expenses advertising costs as incurred. Advertising expense totaled $152 million, $110 million, and $82 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Research and Development
Research and development costs are expensed as incurred.
Borrowing Costs
Borrowing costs that are directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are capitalized and amortized over the useful life of the class of assets to which they refer.
All other borrowing costs are expensed when incurred.

Government Grants
Government grants are recognized in the financial statements when there is reasonable assurance that the company concerned will comply with the conditions for receiving such grants and that the grants themselves will be received. Government grants are recognized as income over the periods necessary to match them with the related costs which they are intended to offset.
The benefit of a government loan at a below-market rate of interest is treated as a government grant. The benefit of the below-market rate of interest is measured as the difference between the initial carrying amount of the loan (fair value plus transaction costs) and the proceeds received, and is accounted for in accordance with the policies already used for the recognition of government grants.
Foreign Currency
Certain of CNH Industrial’s non-U.S. subsidiaries and affiliates maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period. Gains and losses from foreign currency transactions are included in net income in the period during which they arise. Net foreign currency transaction gains and losses are reflected in “Other, net” in the accompanying consolidated statement of operations and also include the cost of hedging instruments. For the years ended December 31, 2022 and 2021 the Company recorded net losses of $185 million and $135 million, respectively. For the year ended December 31, 2020 the Company recorded a net gain of $28 million. Included in the net losses in 2022, 2021 and 2020 were charges of $— million, $47 million and $56 million (inclusive of impact of discontinued operations) due to the devaluation of net monetary assets of Argentinian subsidiaries in 2022, 2021, and 2020, respectively. There was no impact in 2022 as the functional currency of the Argentinian subsidiary was changed to the US Dollar. As described in Note 15: Financial Instruments, the Company uses hedging instruments to mitigate foreign currency risk. Net of gains realized on foreign currency hedging instruments, the Company recorded a losses of $80 million, $6 million and $17 million for the three years ended December 31, 2022, 2021 and 2020, respectively.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short maturity of these investments.
Restricted Cash
Restricted cash includes principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs’ investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements.
Cash Flow Information
All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the consolidated statements of cash flows as these receivables arise from sales to CNH Industrial’s customers. Cash flows from financing receivables that are related to sales to CNH Industrial’s dealers are also included in operating activities. CNH Industrial’s financing of receivables related to equipment sold by dealers is included in investing activities.
CNH Industrial paid interest of $718 million, $539 million, and $625 million for the years ended December 31, 2022, 2021, and 2020, respectively. For 2022, 2021, and 2020, the amount includes a charge of $— million, $8 million, and $— million, respectively, in connection with the Company’s accelerated debt redemption strategy.
CNH Industrial paid taxes of $717 million, $348 million, and $80 million in 2022, 2021, and 2020, respectively.
In 2022, Other non-cash items of $196 million primarily included share-base payments of $87 million and writedowns of financial assets of $77 million.
In 2021, Other non-cash items of $126 million primarily included share-based payments of $90 million and writedowns of financial assets of $34 million.
In 2022, Investing Activities - Other primarily consisted of change in intersegment receivable/payable (including with Iveco Group) less proceeds from the sale of the Raven EFD and Aerostar divisions and sale of certain real estate. In 2021, Investing Activities - Other included cash paid for the acquisition of Raven Industries Inc of $2.1 billion.

Receivables
Receivables are recorded at amortized cost, net of allowances for credit losses and deferred fees and costs.
Periodically, the Company sells or transfers retail notes and wholesale receivables to funding facilities or in securitization transactions. In accordance with the accounting guidance regarding transfers of financial assets and the consolidation of VIEs, the majority of the retail notes and wholesale receivables sold in securitizations do not qualify as sales and are recorded as secured borrowings with no gains or losses recognized at the time of securitization. Receivables associated with these securitization transactions and receivables that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Company’s receivables, which include unrestricted receivables and restricted receivables for securitization investors, are classified as held for investment.
Allowance for Credit Losses
The allowance for credit losses is the Company’s estimate of the lifetime expected credit losses inherent in the trade receivables and financing receivables owned by the Company. Retail receivables primarily include retail notes and finance leases to end use customers and revolving charge accounts, which represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH Industrial dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.
Retail customer receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
Trade and wholesale receivables that share the same risk characteristics such as, collateralization levels, term, geography and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for trade and wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as industry sales volumes. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
Retail, trade and wholesale receivables that do not have similar risk characteristics are individually reviewed based on, among other items, amounts outstanding, days past due and prior collection history. Expected credit losses are measured by considering: the probability-weighted estimates of cash flows and collateral value; the time value of money; current conditions and forecasts of future economic conditions. Expected credit losses are measured as the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset.
Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected. Revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses when delinquency reaches 120 days.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The cost of finished goods and work-in-progress includes the cost of raw materials, other direct costs and production overheads.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred.
Assets held under finance leases, which the Company assumes substantially all the risks and rewards of ownership, are recognized as assets of the Company at the lower of fair value or present value of the minimum lease payments. The corresponding liability to the lessor is included in the financial statements as debt.

Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets as follows:

Category	Lives
Buildings and improvements	10 — 40 years
Plant, machinery and equipment	5 — 25 years
Other equipment	3 — 10 years

The following paragraph presents the Company’s policy for leases for which it is a lessee.
Lease policy
A lease is a contract that conveys the right to control the use of an identified asset (the leased asset) for a period of time in exchange for consideration. The lease term determined by the Company comprises the non-cancellable period of lease contract together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For real estate leases, this assessment is based on an analysis by management of all relevant facts and circumstances including the leased asset’s purpose, the economic and practical potential for replacing and any plans that the Company has in place for the future use of the asset. For lease agreements, we combine lease and non-lease components.
For leases with terms not exceeding twelve months (short-term leases), the Company recognizes the lease payments associated with those leases on a straight-line basis over the lease term as operating expense in the income statement.
For all other leases, the right-of-use asset includes the amount of lease liability recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Correspondingly, the Company recognizes a lease liability, measured at the present value of lease payments to be made over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. The incremental borrowing rate is determined considering macro-economic factors such as the specific interest rate curve based on the relevant currency and term, as well as specific factors contributing to CNH Industrial’s credit spread. The Company primarily uses the incremental borrowing rate as the discount rate for its lease liabilities.
For finance leases, the right-of-use asset is classified within Property, plant and equipment, net and the lease liability, within Debt. Assets held under finance leases, which the Company assumes substantially all the risks and rewards of ownership, are recognized as assets of the Company at the lower of fair value or present value of the minimum lease payments.
In case of operating leases, the right-of-use asset is classified within Other assets and the lease liability, within Other liabilities. After the commencement date, the Company recognizes in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis. In particular, after lease commencement, the lease liability is measured at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement, consistently with the model used to calculate the liability related to the finance lease. Correspondingly, the right-of-use asset is measured as the lease liability adjusted by accrued or prepaid rents (i.e., the aggregate difference between the cash payment and straight-line lease cost), remaining unamortized initial direct costs and lease incentives, and any impairments of the right-of-use asset.
Equipment on Operating Leases
Financial Services purchases leases and equipment from CNH Industrial dealers and other independent third parties that have leased equipment to retail customers under operating leases. Financial Services’ investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on Financial Services’ future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs of the applicable equipment are the responsibility of the lessee.
Financial Services evaluates the carrying amount of equipment on operating leases for potential impairment when it determines a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed comparing projected undiscounted future cash flows to the carrying amount of the asset. If the test for recoverability identifies a possible impairment, the asset’s fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.
Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in inventory at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated.

Goodwill and Other Intangibles
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually. At December 31, 2021 and 2022, the Company performed its annual impairment review and concluded there was no impairment to goodwill for the other reporting units.
Other intangibles consist primarily of acquired dealer networks, trademarks, product drawings, patents, and software. Other intangibles with indefinite lives principally consist of acquired trademarks which have no legal, regulatory, contractual, competitive, economic, or other factor that limits their useful life. Intangible assets with an indefinite useful life are not amortized. Other intangible assets with definite lives are being amortized on a straight-line basis over 5 to 25 years.
Reference is made to “Note 9: Goodwill and Other Intangibles” for further information regarding goodwill and other intangible assets.
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
CNH Industrial evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset to be tested for possible impairment, CNH Industrial compares the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Income Taxes
The provision for income taxes is determined using the asset and liability method. CNH Industrial recognizes a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and tax contingencies estimated to be settled with taxing authorities within one year. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and tax attributes. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence.
Retirement and Post-employment Benefits
CNH Industrial sponsors numerous defined benefit and defined contribution pension plans, the assets of which are held in separate trustee-administered funds. The pension plans are funded by payments from CNH Industrial. The cost of providing defined benefit pension and other postretirement benefits is calculated based upon actuarial valuations. The liability for termination indemnities is accrued in accordance with labor legislation in each country where such benefits are required. CNH Industrial contributions to defined contribution plans are charged to the income statement during the period of the employee’s service.
Derivatives
CNH Industrial’s policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. CNH Industrial records derivative financial instruments in the consolidated balance sheets as either an asset or a liability measured at fair value. The fair value of CNH Industrial’s foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). The fair value of CNH Industrial’s interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the derivative financial instrument’s gain or loss is initially reported in other comprehensive income (loss) and is subsequently reclassified into income when the forecasted transaction affects income. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately in income.
For derivative financial instruments designated as hedges, CNH Industrial formally documents the hedging relationship to the hedged item and its risk management strategy for all derivatives designated as hedges. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. CNH Industrial assesses the effectiveness of its hedging instruments both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable of occurring, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.

Reference is made to “Note 15: Financial Instruments,” for further information regarding CNH Industrial’s use of derivative financial instruments.
Share-Based Compensation Plans
CNH Industrial recognizes all share-based compensation as an expense based on the fair value of each award on the grant date. CNH Industrial recognizes share-based compensation costs on a straight-line basis over the requisite service period for each separately vesting portion of an award.
Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share is based on the weighted average number of shares and dilutive share equivalents outstanding during each period. Unvested performance-based awards are considered outstanding and included in the computation of diluted earnings per share based on the number of shares that would vest if the end of the reporting period were the end of the contingency period.
New Accounting Pronouncements
Adopted in 2022
None
Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06"). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company has not adopted ASU 2020-04 as of December 31, 2022. ASU 2020-04 is not expected to have a significant impact on the Company's consolidated financial statements.
Revenue Contract Assets and Liabilities Acquired in a Business Combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) as applied by the acquiree to determine what to record for the acquired revenue contract assets and liabilities instead of at fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company will apply the guidance within ASU 2021-08 on business combinations beginning January 1, 2023.
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company will apply the disclosures prospectively starting January 1, 2023.
Supplier Finance Programs Disclosures
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adoption to our consolidated financial statements.
Note 3: Revenue
The following tables summarize previously reported revenues for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Agriculture	$17,969	$14,721	$10,923
Construction	3,572	3,081	2,170
Eliminations and Other	—	—	(10)
Total Industrial Activities	21,541	17,802	13,083
Financial Services	1,996	1,672	1,660
Eliminations and Other	14	22	36
Total Revenues	$23,551	$19,496	$14,779
The following table disaggregates previously reported revenues by major source for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues from:
Sales of goods	$21,506	$17,783	$13,067
Rendering of services and other revenues	35	19	16
Revenues from sales of goods and services	$21,541	$17,802	$13,083
Finance and interest income	1,169	912	966
Rents and other income on operating lease	841	782	730
Finance, interest and other income	$2,010	$1,694	$1,696
Total Revenues	$23,551	$19,496	$14,779
Note 4: Receivables
Trade Receivables, net
As of December 31, 2022 and 2021, the Company had trade receivables of $172 million and $192 million, respectively. Trade receivables are shown net of allowances for doubtful accounts of $23 million and $24 million at December 31, 2022 and 2021 respectively. Trade accounts have significant concentrations of credit risk in the Agriculture and Construction segments. There is not a disproportionate concentration of credit risk in any geographic region.
The Industrial Activities businesses sell a significant portion of their trade receivables to Financial Services and provide compensation to Financial Services at approximate market interest rates.

Financing Receivables, net
A summary of financing receivables included in the consolidated balance sheets as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(in millions)
Retail	$11,446	$9,955
Wholesale	7,785	5,373
Other	29	48
Total	$19,260	$15,376
CNH Industrial provides and administers retail note and lease financing to end use customers for the purchase of new and used equipment and components sold through its dealer network, as well as revolving charge account financing. The terms of retail notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered on behalf of and sustained by Industrial Activities. Revolving charge accounts are generally accompanied by higher interest rates than the Company’s other retail financing products, require minimum monthly payments, and do not have pre-determined maturity dates.
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have “interest-free” periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the “interest-free” period, Financial Services is compensated by Industrial Activities based on market interest rates. After the expiration of any “interest-free” period, interest is charged to dealers on outstanding balances until CNH Industrial receives payment in full. The “interest-free” periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2022, 2021 or 2020 relating to the termination of dealer contracts.
Maturities of financing receivables as of December 31, 2022 are as follows:

Amount
(in millions)
2023	$11,133
2024	2,874
2025	2,243
2026	1,609
2027	940
2028 and thereafter	461
Total	$19,260
It has been the Company’s experience that substantial portions of retail, which include retail notes and finance leases, are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Financing receivables have significant concentrations of credit risk in the agriculture and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company typically retains, as collateral, a security interest in the equipment associated with retail and wholesale receivables, while revolving charge accounts are generally unsecured.
Transfers of Financial Assets
As part of its overall funding strategy, the Company periodically transfers certain receivables into special purpose entities ("SPEs") as part of its asset backed securitization ("ABS") programs or into factoring transactions.
SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of the SPEs' investors. The Company's interests in the SPEs' receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company's creditors until all obligations of the SPE have been fulfilled or the receivables are removed from the SPE.
Certain securitization trusts are also VIEs and consequently, the VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.
The Company may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to the Company, although the Company provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivables for which there is a breach of the representations and warranties. Moreover, the Company does not guarantee any securities issued by the trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup-call option by the Company, in its role as servicer.
Factoring transactions may be either with recourse or without recourse; certain without recourse transfers include deferred payment clauses (for example, when the payment by the factor of a minor part of the purchase price is dependent on the total amount collected from the receivables), requiring first loss cover, meaning that the transferor takes priority participation in the losses, or requires a significant exposure to the cash flows arising from the transferred receivables to be retained. These types of transactions do not qualify for the derecognition of the assets since the risks and rewards connected with collection are not substantially transferred, and accordingly the Company continues to recognize the receivables transferred by this means in its balance sheet and a financial liability of the same amount under asset-backed financing.
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At December 31, 2022 and 2021, the carrying amount of such restricted receivables included in financing receivables are the following (in millions):

	2022	2021
Retail	$6,766	$6,878
Wholesale	4,582	3,443
Total	$11,348	$10,321
Allowance for Credit Losses
CNH Industrial''s allowance for credit losses is segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which CNH Industrial develops a systematic methodology for determining its allowance for credit losses. Further, the class of receivables by which CNH Industrial evaluates its portfolio segments is by geographic region. Typically, CNH Industrial's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. The classes align with management reporting.
Allowance for credit losses activity for the year ended December 31, 2022 is as follows (in millions):

	December 31, 2022
	Retail	Wholesale
Opening balance	$220	$65
Provision	59	7
Charge-offs, net of recoveries	(17)	(7)
Foreign currency translation and other	8	(1)
Ending balance	$270	$64
At December 31, 2022, the allowance for credit losses included increases in reserves due to growth in the retail portfolio and additionally included $15 million for domestic Russian receivables, $9 million for the addition of revolving charge accounts in North America and $7 million in China related to Construction. CNH Industrial will update the macroeconomic factors and qualitative factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.

Allowance for credit losses activity for the year ended December 31, 2021 is as follows (in millions):

	December 31, 2021
	Retail	Wholesale
Opening Balance	$231	$62
Provision	22	6
Charge-offs, net of recoveries	(22)	1
Foreign currency translation and other	(11)	(4)
Ending balance	$220	$65
At December 31, 2021, the allowance for credit losses included a reduction in retail reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.
Allowance for credit losses activity for the year ended December 31, 2020 is as follows (in millions):

	December 31, 2020
	Retail	Wholesale
Opening balance, as previously reported	$147	$71
Adoption of ASC 326	34	(4)
Opening balance, as recast	$181	$67
Provision	93	4
Charge-offs, net of recoveries	(31)	(5)
Foreign currency translation and other	(12)	(4)
Ending balance	$231	$62
At December 31, 2020, the allowance for credit losses was based on the Company's expectation of deteriorating credit conditions related to the COVID-19 pandemic.
CNH Industrial assesses and monitors the credit quality of its financing receivables based on whether a receivable is classified as Performing or Non-Performing. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent loans for which CNH Industrial has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the year ended December 31, 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables as of December 31, 2022 is as follows (in millions):

	2022
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2022					$3,558	$—	$3,558
2021					2,035	1	2,036
2020					994	—	994
2019					472	—	472
2018					225	—	225
Prior to 2018					65	—	65
Total	$42	$16	$58	$7,291	$7,349	$1	$7,350
South America
2022					$1,179	$2	$1,181
2021					725	3	728
2020					408	2	410
2019					207	1	208
2018					116	—	116
Prior to 2018					95	—	95
Total	$12	$—	$12	$2,718	$2,730	$8	$2,738
Asia Pacific
2022					$601	$—	$601
2021					400	1	401
2020					220	1	221
2019					84	—	84
2018					35	—	35
Prior to 2018					3	—	3
Total	$8	$8	$16	$1,327	$1,343	$2	$1,345
Europe, Middle East, Africa	$—	$—	$—	$2	$2	$11	$13
Total Retail	$62	$24	$86	$11,338	$11,424	$22	$11,446
Wholesale
North America	$—	$—	$—	$3,378	$3,378	$—	$3,378
South America	—	—	—	1,416	1,416	—	1,416
Asia Pacific	—	—	—	494	494	—	494
Europe, Middle East, Africa	7	2	9	2,488	2,497	—	2,497
Total Wholesale	$7	$2	$9	$7,776	$7,785	$—	$7,785

The aging of financing receivables as of December 31, 2021 is as follows (in millions):

	2021
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2021					$3,159	$—	$3,159
2020					1,688	1	1,689
2019					901	1	902
2018					531	—	531
2017					229	—	229
Prior to 2017					73	—	73
Total	$13	$—	$13	$6,568	$6,581	$2	$6,583
South America
2021					$881	$—	$881
2020					524	—	524
2019					295	—	295
2018					190	—	190
2017					105	—	105
Prior to 2017					72	—	72
Total	$1	$—	$1	$2,066	$2,067	$—	$2,067
Asia Pacific
2021					$579	$—	$579
2020					357	4	361
2019					167	1	168
2018					99	1	100
2017					45	—	45
Prior to 2017					5	—	5
Total	$10	$8	$18	$1,234	$1,252	$6	$1,258
Europe, Middle East, Africa	$4	$—	$4	$43	$47	$—	$47
Total Retail	$28	$8	$36	$9,911	$9,947	$8	$9,955
Wholesale
North America	$—	$—	$—	$2,339	$2,339	$—	$2,339
South America	—	—	—	633	633	22	655
Asia Pacific	2	1	3	446	449	—	449
Europe, Middle East, Africa	5	1	6	1,924	1,930	—	1,930
Total Wholesale	$7	$2	$9	$5,342	$5,351	$22	$5,373
Troubled Debt Restructurings
A restructuring of a receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. As a collateral based lender, CNH Industrial typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.
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
As of December 31, 2022 and 2021, CNH Industrial's TDRs for retail and wholesale receivables were immaterial.
Note 5: Inventories
Inventories (stated at the lower of cost or market, cost being determined on a FIFO basis) as of December 31, 2022 and 2021 consist of the following:

	2022	2021
	(in millions)
Raw materials	$1,955	$1,517
Work-in-process	471	570
Finished goods	2,385	2,129
Total Inventories	$4,811	$4,216
Note 6: Property, Plant and Equipment
A summary of property, plant and equipment as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(in millions)
Land and industrial buildings	$1,807	$1,848
Plant, machinery and equipment	3,293	3,222
Construction in progress	194	130
Other	364	354
Gross property, plant and equipment	5,658	5,554
Accumulated depreciation	(4,126)	(4,079)
Net property, plant and equipment	$1,532	$1,475
Property, plant and equipment recorded under capital leases were immaterial as of December 31, 2022 and 2021.
Depreciation expense on the above property, plant and equipment totaled $198 million, $210 million, and $227 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company had contractual commitments of $77 million and $61 million for the acquisition of property, plant and equipment at December 31, 2022 and 2021, respectively.
Note 7: Investments in Unconsolidated Subsidiaries and Affiliates
A summary of investments in unconsolidated subsidiaries and affiliates as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(in millions)
Equity method	$331	$286
Cost method	54	47
Total	$385	$333

A summary of the combined results of operations and financial position as reported by the investees that CNH Industrial accounts for using the equity method is as follows (unaudited):

	For The Years Ended December 31,
	2022	2021	2020
	(in millions)
Net revenue	$2,096	$1,996	$1,462
Income before taxes	$348	$332	$225
Net income	$280	$247	$175

	As of December 31,
	2022	2021
	(in millions)
Total Assets	$7,290	$6,789
Total Liabilities	$6,376	$5,983
Total Equity	$914	$806

The investees included in these tables primarily consists of Al Ghazi Tractors Ltd. (43.2% ownership), Turk Traktor re Ziraat Makineteri A.S. (37.5% ownership), New Holland HFT Japan Inc. (50.0% ownership), CNH de Mexico S.A. de C.V. (50.0% ownership), CIFINS S.p.a (50.0% ownership) and CNH Industrial Capital Europe S.a.S (24.9% ownership owned directly by CIFINS S.p.a).
Note 8: Leases
Lessee
The Company has mainly operating lease contracts for buildings, plant and machinery, vehicles, IT equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For the leases the Company recognized, on a straight-line basis over the lease term, lease expense of $13 million and $5 million and for the year ended December 31, 2022 and 2021, respectively.
For the year ended December 31, 2022 and 2021, the Company incurred operating lease expenses of $74 million and $69 million, respectively.
At December 31, 2022 and 2021, the Company has recorded approximately $225 million and $194 million of a right-of-use asset, respectively, and $228 million and $196 million of lease liability included in Other Assets and Other Liabilities, respectively. At December 31, 2022 and 2021 the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.9 years and 3.8%, and 5.5 years and 3.6%, respectively.
During the year ended December 31, 2022 and 2021, leased assets obtained in exchange for operating lease obligations were $114 million and $50 million, respectively. During the year ended December 31, 2022 and 2021, operating cash outflow for amounts included in the measurement of operating lease obligations was $73 million and $68 million, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Amount
Operating Leases	(in millions)
2023	$63
2024	46
2025	37
2026	31
2027	23
2028 and thereafter	59
Total future minimum lease payments	$259
Less: Interest	31
Total	$228
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components are accounted for separately.
A summary of equipment on operating leases as of December 31, 2022, and 2021 is as follows:

	2022	2021
	(in millions)
Equipment on operating leases	$1,894	$2,167
Accumulated depreciation	(392)	(429)
Net equipment on operating leases	$1,502	$1,738
Depreciation expense on equipment on operating leases is recorded in "Other, net" and amounted to $207 million, $241 million and $242 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table sets out a maturity analysis of operating lease payments, showing the undiscounted lease payments to be received after the reporting date:

Amount
(in millions)
2023	$197
2024	134
2025	72
2026	27
2027	8
2028 and thereafter	—
Total undiscounted lease payments	$438

Note 9: Goodwill and Other Intangibles
Changes in the carrying amount of goodwill, for the years ended December 31, 2022 and 2021 are as follows:

	Agriculture	Construction	Financial Services	Total
	(in millions)
Balance at January 1, 2021	$1,695	$0	$143	$1,838
Foreign currency translation and other	(1)	(2)	(2)	(5)
Acquisitions	1,326	51	—	1,377
Balance at December 31, 2021	$3,020	$49	$141	$3,210
Foreign currency translation and other	68	(3)	(1)	64
Acquisitions	48	—	—	48
Balance at December 31, 2022	$3,136	$46	$140	$3,322
The acquisition of Specialty Enterprises LLC (Specialty) during the second quarter of 2022 led to the increase in Goodwill for Agriculture of $43 million. Goodwill related to the acquisition was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2022. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period.
As of December 31, 2021, the acquisitions of Raven and Sampierana during the fourth quarter of 2021 led to an increase in goodwill for Agriculture and Construction of $1.3 billion and $51 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuation of assets acquired and liabilities assumed was finalized in Q4 2022. Measurement period adjustments were recorded in the current year that increased Goodwill by $77 million for Agriculture, primarily related to updates of certain of the valuations.
Impairment testing for goodwill is done at a reporting unit level. Under the goodwill impairment test, CNH Industrial’s estimate of the fair value of the reporting unit is compared with its carrying value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. CNH Industrial has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurs. At December 31, 2022 and December 31, 2021, the Company completed its annual impairment assessment and concluded there were no impairments to goodwill for any of the reporting units.
As of December 31, 2022, and December 31, 2021, the Company’s other intangible assets and related accumulated amortization consisted of the following:

		2022			2021
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Other intangible assets subject to amortization:
Dealer networks	15	$291	$242	$49	$290	$231	$59
Patents, concessions, licenses and other	5-25	1,796	1,153	643	1,851	1,097	754
		2,087	1,395	692	2,141	1,328	813
Other intangible assets not subject to amortization:
In-process research and development		165	—	165	122	—	122
Trademarks		272	—	272	272	—	272
Total Other intangible assets		$2,524	$1,395	$1,129	$2,535	$1,328	$1,207
During the fourth quarter of 2021, the Company recorded $0.5 billion in intangible assets based on the preliminary valuation for the Raven Industries, Inc. and Sampierana S.p.A. acquisitions. Measurement period adjustments were recorded in 2022 that decreased other intangible assets subject to amortization and increased other intangible assets not subject to amortization by $115 million and $43 million respectively, primarily related to updates of certain of the valuations for the Raven assets.
CNH Industrial recorded amortization expense of $130 million, $85 million, and $72 million during 2022, 2021, and 2020, respectively.
Based on the current amount of other intangible assets subject to amortization, the estimated annual amortization expense for each of the succeeding 5 years is expected to be as follows: $126 million in 2023; $94 million in 2024; $63 million in 2025, $49 million in 2026; and $38 million in 2027.
Note 10: Debt
Credit Facilities
Lenders of committed credit facilities have the obligation to make advances up to the facility amount. Lenders of uncommitted facilities have the right to terminate the agreement with prior notice to CNH Industrial. At December 31, 2022, CNH Industrial’s available committed unsecured facilities expiring after twelve months amounted to $5.1 billion ($5.2 billion at December 31, 2021).
In March 2019, CNH Industrial signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of 1-year each, exercisable on the first and second anniversary of the signing date. CNH Industrial exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility is now due to mature in March 2026 for €3,950.5 million; €49.5 million within the facility will mature in March 2025. The credit facility replaced the existing five-year €1.75 billion credit facility due to mature in 2021. The €4 billion facility is guaranteed by the parent company with cross-guarantees from each of the borrowers (i.e., CNH Industrial Finance S.p.A., CNH Industrial Finance Europe S.A. and CNH Industrial Finance North America Inc.), includes typical provisions for contracts of this type and size, such as: customary covenants mainly relating to Industrial Activities including negative pledge, a status (or pari passu) covenant, restrictions on the incurrence of indebtedness by certain subsidiaries, customary events of default (some of which are subject to minimum thresholds and customary mitigants) including cross-default, failure to pay amounts due or to comply with certain provisions under the loan agreement, the occurrence of certain bankruptcy-related events and mandatory prepayment obligations upon a change in control of CNH Industrial or the borrower and a financial covenant (Net debt/EBITDA ratio relating to Industrial Activities) that is not applicable with the current ratings levels. The failure to comply with these provisions, in certain cases if not suitably remedied, can lead to the requirement to make early repayment of the outstanding advances. At December 31, 2022, the Company was in compliance with all covenants in the revolving credit facility.
At December 31, 2022, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $2.9 billion ($3.9 billion at December 31, 2021 of which $3.0 billion excluding Iveco Group), of which $2.1 billion at December 31, 2022 ($2.8 billion at December 31, 2021 of which $2.0 billion excluding Iveco Group) were utilized.

Debt
A summary of issued bonds outstanding as of December 31, 2022, is as follows:

	Currency	Face value of outstanding bonds (in millions)	Coupon	Maturity	Outstanding amount (in millions)
Industrial Activities

Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	369	2.875%	May 17, 2023	393
CNH Industrial Finance Europe S.A. (1)	EUR	750	0.000%	April 1, 2024	800
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	694
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	107
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	533
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	640
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	53
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	533
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	53
Other Bonds:
CNH Industrial N.V. (2)	USD	600	4.500%	August 15, 2023	600
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(70)
Total Industrial Activities					4,836
Financial Services
CNH Industrial Capital LLC	USD	600	1.950%	July 2, 2023	600
CNH Industrial Capital LLC	USD	500	4.200%	January 15, 2024	500
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital Canada Ltd.	CAD	300	1.500%	October 1, 2024	222
CNH Industrial Capital Australia Pty Limited	AUD	250	1.750%	July 8, 2024	170
CNH Industrial Capital Argentina S.A.	USD	31	0.000%	2023/2025	31
Banco CNH Industrial Capital S.A.	BRL	3,077	8.120% 15.350%	2023/2028	589
Hedging effects, bond premium/discount, and unamortized issuance costs					(66)
Total Financial Services					4,046
(1) Bond listed on the Irish Stock Exchange
(2) Bond listed on the New York Stock Exchange

A summary of total debt as of December 31, 2022 and 2021, is as follows:

	2022			2021
(in millions)	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total

Total Bonds	$4,836	$4,046	$8,882	$5,184	$3,280	$8,464
Asset-backed debt	—	9,751	9,751	—	8,875	8,875
Other debt	73	4,256	4,329	151	3,407	3,558
Intersegment debt	63	888	—	150	181	—
Total Debt	$4,972	$18,941	$22,962	$5,485	$15,743	$20,897
Payables to Iveco Group	5	151	156	334	168	502
Total Debt (Including Payables to Iveco Group)	$4,977	$19,092	$23,118	$5,819	$15,911	$21,399

The weighted-average interest rate on consolidated debt at December 31, 2022, and 2021 was 3.5% and 2.3%, respectively.
In May 2021, CNH Industrial Capital LLC issued $600 million of 1.450% notes due in 2026 at an issue price of 99.208% of their principal amount.
In July 2021, CNH Industrial Capital Australia Pty. Limited issued AUD200 million of 1.750% notes due in 2024 at an issue price of 99.863% of their principal amount.
In September 2021, CNH Industrial Capital Australia Pty. Limited issued AUD50 million of 1.750% notes due in 2024 at an issue price of 101.069% of their principal amount. The issue is a private placement.
In September 2021, CNH Industrial Capital Canada Ltd issued CAD 300 million of 1.500% notes due in 2024 at an issue price of 99.936% of their principal amount.
In April 2022, Banco CNH Industrial Capital S.A. issued BRL 600 million of notes in two tranches: BRL 177 million at CDI + 0.90%, due in 2024 and BRL 423 million at CDI +1.10%, due in 2025.
In May 2022, Banco CNH Industrial Capital S.A. issued BRL 350 million of notes at CDI +1.10%, due in 2025, through a private placement.
In May 2022, CNH Industrial Capital LLC issued $500 million of 3.950% notes due in 2025 at an issue price of 99.469% of their principal amount.
In September 2022, Banco CNH Industrial Capital S.A. issued BRL 700 million of notes in three tranches: BRL 268 million at CDI + 0.90%, due in 2024; BRL 193 million at CDI +1.05%, due in 2025 and BRL 239 million at CDI +1.30%, due in 2026.
In October 2022, CNH Industrial Capital LLC issued $400 million of 5.450% notes due in 2025 at an issue price of 99.349% of their principal amount.
In October 2022, CNH Industrial Capital Argentina S.A. issued $23 million of 0.000% notes due in 2025. This was a voluntary exchange offer for the outstanding USD-linked Series 1 notes issued in 2020 due August 2023.
In November 2022, Banco CNH Industrial Capital S.A. issued BRL 22 million of notes at CDI + 1.05%, due in 2025, through a private placement.
In December 2022, Banco CNH Industrial Capital S.A. issued BRL 190 million of notes at CDI + 0.85%, due in 2024, through a private placement.
On January 4, 2022 Fitch Ratings raised its Long-Term Issuer Default Rating on CNH Industrial N.V. to ‘BBB+’ from ‘BBB-’. Fitch also upgraded CNH Industrial Finance Europe S.A.’s senior unsecured rating to ‘BBB+’ from ‘BBB-'. The Outlook is Stable. On January 7, 2022 Fitch has upgraded the Long-Term Issuer Default Ratings and senior unsecured debt ratings of CNH Industrial Capital LLC (CNHI Capital) and CNH Industrial Capital Canada Ltd. (CNH Canada) to 'BBB+' from 'BBB-'. The Rating Outlook is Stable. Fitch has also upgraded CNHI Capital's Short-Term IDR and commercial paper (CP) ratings to 'F2' from 'F3'.
On February 25, 2022, Moody's Investors Service (Moody's) upgraded the senior unsecured ratings of CNH Industrial N.V. (CNHI) and its supported subsidiaries including CNH Industrial Capital LLC, CNH Industrial Finance Europe S.A. (CNHI Finance), CNH Industrial Capital Australia Pty. Limited and CNH Industrial Capital Canada Ltd. to Baa2 from Baa3. At the same time, Moody's withdrew CNHI Finance's short term rating of (P)P-3. The outlook is stable.
The bonds issued by CNH Industrial may contain commitments of the issuer, and in certain cases commitments of CNH Industrial N.V. in its capacity as guarantor, which are typical of international practice for bond issues of this type such as, in particular, negative pledge (in relation to quoted indebtedness), a status (or pari passu) covenant and cross default clauses. A breach of these commitments can lead to the early repayment of the applicable notes. The bonds guaranteed by CNH Industrial N.V. under the Euro Medium Term Note Programme (and its predecessor the Global Medium Term Note Programme), as well as the notes issued by CNH Industrial N.V., contain clauses which could lead to early repayment if there is a change of control of CNH Industrial N.V. leading to a rating downgrading of CNH Industrial N.V.
Other debt consists primarily of borrowings from banks which are at various terms and rates. Included in Other debt of Financial Services is approximately $1.2 billion and $1.1 billion at December 31, 2022 and 2021, respectively, of funding provided by the Brazilian development agency, Banco Nacional de Desenvolvimento Econômico e Social (BNDES). The program provides subsidized funding to financial institutions to be loaned to customers to support the purchase of agricultural or construction machinery or commercial equipment in accordance with the program.

A summary of the minimum annual repayments of debt as of December 31, 2022, for 2023 and thereafter is as follows:

	Industrial Activities	Financial Services	Consolidated
	(in millions)
2023	$1,032	$8,556	$9,588
2024	800	3,539	4,339
2025	800	2,670	3,470
2026	533	2,133	2,666
2027	1,101	664	1,765
2028 and thereafter	643	491	1,134
Payables to Iveco Group	5	151	156
Intersegment	63	888	—
Total	$4,977	$19,092	$23,118
Please refer to “Note 15: Financial Instruments” for fair value information on debt.
Note 11: Income Taxes
CNH Industrial N.V. and its subsidiaries have substantial worldwide operations and incur tax obligations in the jurisdictions in which they operate. The Company’s provision (benefit) for income taxes as reported in its consolidated statements of operations for the year ended December 31, 2022 of $747 million consists almost entirely of income taxes related to subsidiaries of CNH Industrial N.V.
The sources of income before taxes and equity in income of unconsolidated subsidiaries and affiliates for the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
	(in millions)
Parent country source	$143	$161	$(97)
Foreign sources	2,539	1,778	(82)
Income (loss) before taxes and equity in income of unconsolidated subsidiaries and affiliates	$2,682	$1,939	$(179)

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
	(in millions)

Current income taxes	$819	$498	$185
Deferred income taxes	(72)	(269)	(100)
Total income tax provision (benefit)	$747	$229	$85

CNH Industrial N.V. is incorporated in the Netherlands but is a tax resident of the United Kingdom ("U.K."). The reconciliation of the differences between the provision for income taxes and the statutory rate is presented based on the weighted average of the U.K. statutory corporation tax rates in force over each of the Company’s calendar year reporting periods of 19% in 2022, 2021, and 2020. Reconciliations of CNH Industrial’s income tax expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(in millions)
Tax provision at the parent statutory rate	$510	$368	$(34)
Foreign income taxed at different rates	243	136	34
Change in valuation allowance	(70)	(207)	6
Tax contingencies	58	(18)	(8)
Tax credits and incentives	(54)	(79)	(25)
Goodwill impairment	—	—	111
Change in tax rate or law	—	(5)	—
Other	60	34	1
Total income tax provision (benefit)	$747	$229	$85
The increased tax expense in 2022, as compared to 2021, was largely attributable to improved pre-tax results, increased profitability in high-tax jurisdictions, taxes associated with the disposition of Raven’s Engineered Films Division and Raven’s Aerostar Division, additional reserves for uncertain tax positions, and the addition of unrecognized deferred tax assets in jurisdictions with highly inflationary economies in 2022. Although these negative impacts in 2022 were partially offset by $55 million of benefits from the recognition of deferred tax assets in Italy, this impact was not as large as the $161 million in benefits from the recognition of deferred tax assets in Brazil in 2021. The 2021 rate was also reduced by a reduction in reserves for uncertain tax positions, and the utilization of unrecognized deferred tax assets.
The tax expense in 2021 was higher than in 2020 due to higher earnings but resulted in a lower effective tax rate in 2021 primarily due to favorable differences in earnings mix and valuation allowance in 2021, and non-recurring non-deductible goodwill charges in 2020. Improved profitability in 2021 resulted in higher use of previously unrecognized tax assets in 2021 compared to 2020.
At December 31, 2022, undistributed earnings in certain subsidiaries outside the U.K. totaled approximately $9 billion for which no deferred tax liability has been recorded because the remittance of earnings from those jurisdictions would incur no tax, or such earnings are indefinitely reinvested. The Company has determined the amount of unrecognized deferred tax liability relating to the $9 billion of undistributed earnings was approximately $109 million and was attributable to withholding taxes and incremental local country income taxes in certain jurisdictions. Further, the Company evaluated the undistributed earnings from joint ventures in which it owned 50% or less and recorded $13 million of deferred tax liabilities as of December 31, 2022. The repatriation of undistributed earnings from subsidiaries to the U.K. is generally exempt from U.K. income taxes and as such there is no deferred tax liability associated with undistributed earnings from non-UK jurisdictions.

Deferred Income Tax Assets and Liabilities
The components of net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(in millions)
Deferred tax assets:
Warranty and campaigns	$86	$84
Allowance for credit losses	108	83
Marketing and sales incentive programs	359	293
Other risk and future charges reserve	40	42
Pension, postretirement and postemployment benefits	87	146
Leasing liabilities	55	49
Research and development costs	139	27
Other reserves	251	335
Tax credits and loss carry forwards	266	388
Less: Valuation allowances	(343)	(438)
Total deferred tax assets	$1,048	$1,009
Deferred tax liabilities:
Property, plant and equipment	$370	$414
Intangibles	180	190
Inventories	70	92
Other	80	47
Total deferred tax liabilities	700	743
Net deferred tax assets	$348	$266
Net deferred tax assets are reflected in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 as follows:

	2022	2021
	(in millions)
Deferred tax assets	$433	$421
Deferred tax liabilities	(85)	(125)
Other liabilities	—	(30)
Net deferred tax assets	$348	$266
Valuation Allowances
As of December 31, 2022, the Company has valuation allowances of $343 million against certain deferred tax assets, including tax loss carry forwards, tax credits and other deferred tax assets. These valuation allowances are primarily attributable to certain operations in China, Germany, and the U.K.
CNH Industrial has gross tax loss carry forwards in several tax jurisdictions. These tax losses expire as follows: $40 million in 2023; $33 million in 2024; $23 million in 2025; $17 million in 2026; $296 million in 2027 and beyond. CNH Industrial also has tax loss carry forwards of approximately $628 million with indefinite lives. CNH Industrial has tax credit carry forwards of $48 million which expire in 2026 and beyond.
Uncertain Tax Positions
The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The Company has open tax years from 2009 to 2022. Due to the global nature of the Company’s business, transfer pricing disputes may arise, and the Company may seek correlative relief through the competent authority processes. The Company has considered the possibility of correlative relief when booking contingencies related to transfer pricing.

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2022	2021
	(in millions)

Balance, beginning of year	$143	$179
Additions based on tax positions related to the current year	16	17
Additions for tax positions of prior years	35	9
Reductions for tax positions of prior years	(16)	(24)
Reductions for tax positions as a result of lapse of statute	(2)	(1)
Settlements	(14)	(37)
Balance, end of year	$162	$143
As of December 31, 2022, there are $153 million of unrecognized tax benefits that if recognized would affect the effective tax rate.
The Company recognizes interest and penalties accrued related to tax contingencies as part of the income tax provision. During the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of approximately $6 million, $(2) million and $4 million for income tax related interest and penalties, respectively. The Company had approximately $19 million, $13 million and $23 million of income tax related interest and penalties accrued at December 31, 2022, 2021 and 2020, respectively.
Note 12: Employee Benefit Plans and Postretirement Benefits
CNH Industrial provides pension, healthcare and insurance plans and other postemployment benefits to their employees and retirees under defined contribution and defined benefit plans.
In the case of defined contribution plans, CNH Industrial makes contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been made, the Company has no further payment obligations. CNH Industrial recognizes the contribution cost when the employees have rendered their service and includes this cost by function in cost of goods sold, SG&A expense, and R&D expense. During the years ended December 31, 2022, 2021, and 2020, CNH Industrial recorded expense of $115 million, $97 million, and $88 million, respectively, for its defined contribution plans.
Defined benefit plans are classified by CNH Industrial on the basis of the type of benefit provided as follows: pension plans, healthcare plans, and other postemployment benefit plans.
Pension Plans
Pension obligations primarily comprise the obligations of the Company’s pension plans in the U.S., the U.K., and Germany.
Under these plans, contributions are made to a separate fund (trust) that independently administers the plan assets. The Company’s funding policy is to meet the minimum funding requirements pursuant to the laws of the applicable jurisdictions. The Company may also choose to make discretionary contributions.
In 2020, CNH Industrial signed group annuity contracts to transfer the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans. In connection with these transactions, $550 million of plan obligations were transferred along with $550 million of plan assets. The Company also recognized a $125 million pre-tax non-cash settlement charge, primarily related to the accelerated recognition of actuarial losses in those plans in 2020, recorded in Other, Net on the Consolidated Statement of Operations.
Healthcare Postretirement Benefit Plans
Healthcare postretirement benefit plan obligations comprise obligations for healthcare and insurance plans granted to employees working in the U.S. and Canada. These plans generally cover employees retiring on or after reaching the age of 55 who have completed at least 10 years of employment. CNH Industrial U.S. salaried and non-represented hourly employees and Canadian employees hired after January 1, 2001 and January 1, 2002, respectively, are not eligible for postretirement healthcare and life insurance benefits under the CNH Industrial plans. These benefits may be subject to deductibles, co-payment provisions and other limitations, and CNH Industrial has reserved the right to change or terminate these benefits, subject to the provisions of any collective bargaining agreement. These plans are not required to be funded. However, beginning in 2007, the Company began making contributions on a voluntary basis to a separate and independently managed fund established to finance the North American healthcare plans.
On February 20, 2018, CNH Industrial announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH Industrial to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented CNH Industrial retirees. On April 16, 2018, CNH Industrial announced its determination to modify the Benefits provided to the applicable retirees (“Benefits Modification”) to make them consistent with the Benefits provided to current eligible CNH Industrial retirees who had been represented by the UAW. The Benefits Modification resulted in a reduction of the plan liability by $527 million. This amount was amortized from OCI to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. For the years ended December 31, 2022, 2021 and 2020, $90 million, $119 million and $119 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
In 2021, CNH Industrial communicated plan changes for the US retiree medical plan. The plan changes resulted in a reduction of the plan liability by $100 million. This amount will be amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the year ended December 31, 2022 and December 31, 2021, $24 million and $6 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
Effective January 1, 2022, post-retirement medical coverage for certain US employees who retired prior to December 2004 was transitioned to an individual marketplace. In August 2022, the Company settled the benefits obligation related to RHRA benefits for this group. In connection with this transaction, $27 million of plan obligations and plan assets were transferred. The Company recognized a $3 million pre-tax non-cash settlement charge, primarily related to the accelerated recognition of actuarial losses.
Other Postemployment Benefits
Other postemployment benefits consist of obligations for Italian Employee Leaving Entitlements up to December 31, 2006, loyalty bonus in Italy and various other similar plans in France, Germany and Belgium. Until December 31, 2006, Italian companies with more than 50 employees were required to accrue for benefits paid to employees upon them leaving the Company. The scheme has since changed to a defined contribution plan. The obligation on the Company’s consolidated balance sheet represents the residual reserve for years until December 31, 2006. Loyalty bonus is accrued for employees who have reached certain service seniority and are generally settled when employees leave the Company. These plans are not required to be funded and, therefore, have no plan assets.
Obligations and Funded Status
The following summarizes data from CNH Industrial’s defined benefit pension, healthcare and other postemployment plans for the years ended December 31, 2022 and 2021:

	Pension		Healthcare (1)		Other (1)
	2022	2021	2022	2021	2022	2021
	(in millions)
Change in benefit obligations:
Beginning benefit obligation	$1,843	$1,984	$281	$409	$113	$130
Service cost	11	13	4	4	5	6
Interest cost	27	19	6	6	1	1
Plan participants’ contributions	1	1	4	6	—	—
Actuarial loss (gain)	(476)	(56)	(52)	(19)	(15)	(1)
Gross benefits paid	(77)	(75)	(28)	(36)	(7)	(9)
Plan amendments	—	—	(6)	(100)	—	—
Currency translation adjustments and other (2)	(154)	(43)	(28)	11	(8)	(14)
Ending benefit obligation	$1,175	$1,843	$181	$281	$89	$113
Change in the fair value of plan assets:
Beginning plan assets	1,474	1,451	130	145	—	—
Actual return on plan assets	(357)	65	(21)	9	—	—
Employer contributions	46	43	—	—	—	—
Plan participants’ contributions	1	1	—	—	—	—
Gross benefits paid	(65)	(61)	(9)	(9)	—	—
Currency translation adjustments and other (2)	(120)	(25)	(42)	(15)	—	—
Ending plan assets	979	1,474	58	130	—	—
Funded status:	$(196)	$(369)	$(123)	$(151)	$(89)	$(113)
(1)The healthcare and other postemployment plans are not required to be prefunded.
(2)Includes the impact of the transfer of the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans through group annuity contract purchases in 2021 and 2022.

The following summarizes data from CNH Industrial’s defined benefit pension plans by significant geographical area for the years ended December 31, 2022 and 2021:

	U.S.		U.K		Germany (1)		Other Countries (1)
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Change in benefit obligations:
Beginning benefit obligation	$174	$177	$1,288	$1,353	$157	$196	$224	$258
Service cost	3	3	—	—	—	—	8	10
Interest cost	5	4	20	14	1	—	1	1
Plan participants’ contributions	—	—	—	—	—	—	1	1
Actuarial loss (gain)	(51)	(15)	(360)	(11)	(29)	(12)	(36)	(18)
Gross benefits paid	(3)	5	(48)	(51)	(11)	(14)	(15)	(15)
Plan amendments	—	—	—	—	—	—	—	—
Currency translation adjustments and other (2)	—	—	(130)	(17)	(10)	(13)	(14)	(13)
Ending benefit obligation	$128	$174	$770	$1,288	$108	$157	$169	$224
Change in the fair value of plan assets:
Beginning plan assets	205	204	1,057	1,029	4	5	208	213
Actual return on plan assets	(43)	(4)	(292)	57	—	—	(22)	12
Employer contributions	—	—	39	35	—	—	7	8
Plan participants’ contributions	—	—	—	—	—	—	1	1
Gross benefits paid	(3)	5	(48)	(51)	—	—	(14)	(15)
Currency translation adjustments and other (2)	—	—	(106)	(13)	—	(1)	(14)	(11)
Ending plan assets	$159	$205	$650	$1,057	$4	$4	$166	$208
Funded status:	$31	$31	$(120)	$(231)	$(104)	$(153)	$(3)	$(16)
(1)    Pension benefits in Germany and some other countries are not required to be prefunded.
(2)    Includes the impact of the transfer of the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans through group annuity contract purchases in the fourth quarter of 2021.
Net amounts recognized in the consolidated balance sheets as of December 31, 2022 and 2021 consist of:

	Pension		Healthcare		Other
	2022	2021	2022	2021	2022	2021
	(in millions)
Other assets	$41	$40	$—	$—	$—	$—
Pension, postretirement and other postemployment benefits	(237)	(409)	(123)	(151)	(89)	(113)
Net liability recognized at end of year	$(196)	$(369)	$(123)	$(151)	$(89)	$(113)

Pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2022 consist of:

	Pension	Healthcare	Other
	(in millions)

Unrecognized actuarial losses (gains)	$359	$1	$(11)
Unrecognized prior service credit	(2)	(86)	(7)
Accumulated other comprehensive loss	$357	$(85)	$(18)

The following table summarizes the aggregate pension accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension
	2022	2021
	(in millions)
Accumulated benefit obligation	$888	$1,505
Fair value of plan assets	$656	$1,102
The following table summarizes CNH Industrial’s pension and other postemployment plans with projected benefit obligations in excess of plan assets:

	Pension		Healthcare		Other
	2022	2021	2022	2021	2022	2021
	(in millions)
Projected benefit obligation	$969	$1,607	$181	$281	$89	$113
Fair value of plan assets	$733	$1,198	$58	$130	$—	$—
The total accumulated benefit obligation for pension was $1,156 million and $1,826 million as of December 31, 2022 and 2021, respectively.
Net Periodic Benefit Cost
The following summarizes the components of net periodic benefit cost of CNH Industrial’s defined benefit for the years ended December 31, 2022, 2021, and 2020:

	Pension			Healthcare			Other
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$11	$13	$14	$4	$4	$4	$5	$6	$6
Interest cost	27	19	39	6	6	10	1	1	1
Expected return on assets	(47)	(53)	(69)	(5)	(7)	(7)	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	(126)	(136)	(130)	—	—	(1)
Actuarial loss (gain)	19	25	34	1	3	2	(2)	2	1
Settlement loss and other	(3)	—	125	3	—	—	1	2	2
Net periodic benefit cost (credit)	$7	$4	$143	$(117)	$(130)	$(121)	$5	$11	$9

Net periodic benefit cost recognized in net income and other changes in plan assets and benefit obligations that are recognized in other comprehensive loss during 2022 consist of:

	Pension	Healthcare	Other
	(in millions)
Net periodic benefit cost	$7	$(117)	$5
Benefit adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	(19)	(1)	1
Amortization of actuarial losses	(70)	(29)	(16)
Amortization of prior service (cost) credit	—	120	—
Currency translation adjustments and other	(46)	—	1
Total recognized in other comprehensive (income) loss	(135)	90	(14)
Total recognized in comprehensive loss	$(128)	$(27)	$(9)
Assumptions
The following assumptions were utilized in determining the funded status at December 31, 2022 and 2021, and the net periodic benefit cost of CNH Industrial’s defined benefit plans for the years ended December 31, 2022, 2021, and 2020:

	Pension plans			Healthcare plans			Other
(in %)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Assumptions used to determine funded status at December 31
Weighted-average discount rate	4.64	1.79	1.25	5.28	2.59	2.16	4.11	1.12	0.59
Weighted-average rate of compensation increase	3.03	2.41	2.26	4.00	4.00	n/a	3.19	2.33	2.08
Weighted-average, initial healthcare cost trend rate	n/a	n/a	n/a	5.12	4.18	4.39	n/a	n/a	n/a
Weighted-average, ultimate healthcare cost trend rate(*)	n/a	n/a	n/a	4.00	3.58	3.95	n/a	n/a	n/a
Assumptions used to determine expense
Weighted-average discount rates - service cost	1.32	0.94	1.39	3.15	2.57	3.27	1.36	0.77	0.92
Weighted-average discount rates - interest cost	1.59	0.98	1.81	2.87	1.55	2.62	0.99	0.47	0.61
Weighted-average rate of compensation increase	2.41	2.26	3.24	4.00	n/a	n/a	2.33	2.08	2.14
Weighted-average long-term rates of return on plan assets	3.42	3.71	4.08	4.76	4.85	5.00	n/a	n/a	n/a
Weighted-average, initial healthcare cost trend rate	n/a	n/a	n/a	4.18	4.39	4.68	n/a	n/a	n/a
Weighted-average, ultimate healthcare cost trend rate(*)	n/a	n/a	n/a	3.58	3.95	4.20	n/a	n/a	n/a

(*)    CNH Industrial expects to achieve the ultimate healthcare cost trend rate in 2029 for U.S. plans. A flat trend rate assumption is utilized for the Canada plans.
Assumed discount rates are used in measurements of pension, healthcare and other postemployment benefit obligations and interest cost components of net periodic cost. CNH Industrial selects its assumed discount rates based on the consideration of equivalent yields on high-quality fixed income investments at the measurement date. The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The discount rates for the U.S., European, U.K. and Canadian obligations are based on a benefit cash flow-matching approach and represent the rates at which the benefit obligations could effectively be settled as of the measurement date, December 31. The benefit cash flow-matching approach involves analyzing CNH Industrial’s projected cash flows against a high quality bond yield curve, mainly calculated using a wide population of AA-grade corporate bonds subject to minimum amounts outstanding and meeting other defined selection criteria. The discount rates for the Company’s remaining obligations are based on benchmark yield data of high-quality fixed income investments for which the timing and amounts of payments approximate the timing and amounts of projected benefit payments.

The expected long-term rate of return on plan assets reflects management’s expectations on long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns while also considering asset allocation and investment strategy, premiums for active management to the extent asset classes are actively managed, and plan expenses. Return patterns and correlations, consensus return forecasts, and other relevant financial factors are analyzed to check for reasonability and appropriateness.
The assumed healthcare trend rate represents the rate at which healthcare costs are assumed to increase. Rates are determined based on company-specific experience, consultation with actuaries and outside consultants, and various trend factors including general and healthcare sector-specific inflation projections from the United States Department of Health and Human Services Healthcare Financing Administration. The initial trend is a short-term assumption based on recent experience and prevailing market conditions. The ultimate trend is a long-term assumption of healthcare cost inflation based on general inflation, incremental medical inflation, technology, new medicine, government cost-shifting, utilization changes, an aging population, and a changing mix of medical services.
CNH Industrial annually reviews the mortality assumptions and demographic characteristics of its U.S. pension plan and healthcare plan participants. In 2020, the Company adopted the no-collar variant of the Pri-2012 base table for the US pension plans subsequent to the settlement of a portion of the outstanding pension obligation through purchase of annuity contracts. Additionally, the Company adopted the updated mortality improvement scale issued by the SOA ("MP-2020"). The adoption of the new mortality assumptions resulted in a total decrease of $7.8 million to the Company’s benefit obligations at December 31, 2020, of which $8.6 million and $(0.8) million were related to pension plans and healthcare plans, respectively. In 2021, the Company adopted the updated mortality improvement scale issued by the SOA ("MP-2021"). The adoption of the new mortality assumptions resulted in a total increase of $1.3 million to the Company’s benefit obligations at December 31, 2021, of which $0.5 million and $0.8 million were related to pension plans and healthcare plans, respectively. The Company did not change its mortality assumptions in 2022 because the MP-2021 mortality improvement scale continues to be the most current.
The Company uses the spot yield curve approach to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows.
Plan Assets
The investment strategy for the plan assets depends on the features of the plan and on the maturity of the obligations. Typically, less mature plan benefit obligations are funded by using more equity securities as they are expected to achieve long-term growth exceeding the rate of inflation. More mature plan benefit obligations are funded using more fixed income securities as they are expected to produce current income with limited volatility. Risk management practices include the use of multiple asset classes and investment managers within each asset class for diversification purposes. Specific guidelines for each asset class and investment manager are implemented and monitored.
Weighted average target asset allocation for all plans for 2022 are as follows:

All Plans
Asset category:
Equity securities	8%
Debt securities	49%
Cash/Other	43%
CNH Industrial determines the fair value of plan assets using observable market data obtained from independent sources when available. CNH Industrial classifies its plan assets according to the fair value hierarchy:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
	(in millions)
Equity securities:
U.S. equities	$—	$—	$—	$—
Non-U.S. equities	—	—	—	—
Total Equity securities	—	—	—	—
Fixed income securities:
U.S. government bonds	7	6	1	—
U.S. corporate bonds	20	15	5	—
Non-U.S. government bonds	29	7	22	—
Non-U.S. corporate bonds	13	—	13	—
Mortgage backed securities	3	—	3	—
Other fixed income	3	—	3	—
Total Fixed income securities	75	28	47	—
Other types of investments:
Mutual funds (A)	901	—	901	—
Insurance contracts	40	—	—	40
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	941	—	901	40
Cash:	21	6	15	—
Total	$1,037	$34	$963	$40

(A) This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2022:

Insurance Contracts (in millions)
Balance at December 31, 2021	$45
Actual return on plan assets relating to assets still held at reporting date	(1)
Purchases	4
Settlements	(7)
Transfers in and/or out of level 3	—
Currency impact	(1)
Balance at December 31, 2022	$40

The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2021:

	Total	Level 1	Level 2	Level 3
	(in millions)
Equity securities:
U.S. equities	$—	$—	$—	$—
Non-U.S. equities	—	—	—	—
Total Equity securities	—	—	—	—
Fixed income securities:
U.S. government bonds	72	72	—	—
U.S. corporate bonds	7	—	7	—
Non-U.S. government bonds	40	9	31	—
Non-U.S. corporate bonds	18	—	18	—
Mortgage backed securities	—	—	—	—
Other fixed income	—	—	—	—
Total Fixed income securities	137	81	56	—
Other types of investments:
Mutual funds (A)	1,387	—	1,387	—
Insurance contracts	45	—	—	45
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	1,432	—	1,387	45
Cash:	35	15	20	—
Total	$1,604	$96	$1,463	$45
(A) This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2021:

Insurance Contracts (in millions)
Balance at December 31, 2020	$48
Actual return on plan assets relating to assets still held at reporting date	—
Purchases	4
Settlements	(5)
Transfers in and/or out of Level 3	—
Currency impact	(2)
Balance at December 31, 2021	$45
Contributions
CNH Industrial expects to contribute (including through direct benefit payments) approximately $48 million to its pension plans, $15 million to its healthcare plans and $7 million to its other postemployment plans in 2023.

The benefit expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pension Plans	Healthcare	Other
	(in millions)
2023	$73	$19	$7
2024	70	18	8
2025	73	18	8
2026	74	17	8
2027	84	17	8
2028 - 2032	402	84	43
Total	$776	$173	$82
Note 13: Other Liabilities
A summary of “Other liabilities” as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(in millions)
Warranty and campaign programs	544	526
Marketing and sales incentive programs	1,556	1,325
Tax payables	506	671
Accrued expenses and deferred income	700	559
Accrued employee benefits	535	546
Lease liabilities	228	196
Legal reserves and other provisions	263	187
Contract reserve	16	12
Contract liabilities	33	20
Restructuring reserve	30	29
Other	436	692
Total	$4,847	$4,763
Warranty and Campaign Program
As described in “Note 2: Summary of Significant Accounting Policies,” CNH Industrial pays for basic warranty and other service action costs. A summary of recorded activity for the basic warranty and campaign program accrual for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
	(in millions)
Balance, beginning of year	$526	$507
Current year additions	475	417
Claims paid	(440)	(382)
Currency translation adjustment and other	(17)	(16)
Balance, end of year	$544	$526

Restructuring Provision
The Company incurred restructuring costs of $31 million, $35 million, and $22 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs were as follows:
•In 2022, Agriculture and Construction recorded $21 million and $10 million, respectively.
•In 2021, Agriculture and Construction recorded $20 million and $15 million, respectively.
•In 2020, Agriculture and Construction recorded $13 million and $9 million, respectively
The following table sets forth restructuring activity for the years ended December 31, 2022, 2021 and 2020:

	Severance and Other Employee Costs	Facility Related Costs	Other Restructuring	Total
	(in millions)
Balance at January 1, 2020	$40	$28	$(7)	$61
Restructuring charges	17	3	2	22
Reserves utilized: cash	(47)	(8)	(2)	(57)
Reserves utilized: non-cash	(3)	—	3	—
Currency translation adjustments	(2)	(5)	7	—
Balance at December 31, 2020	$5	$18	$3	$26
Restructuring charges	34	—	1	35
Reserves utilized: cash	(30)	(1)	(1)	(32)
Reserves utilized: non-cash	8	(6)	(2)	—
Currency translation adjustments	—	—	—	—
Balance at December 31, 2021	$17	$11	$1	$29
Restructuring charges	23	4	4	31
Reserves utilized: cash	(12)	(3)	(3)	(18)
Reserves utilized: non-cash	(2)	(9)	—	(11)
Currency translation adjustments	(1)	—	—	(1)
Balance at December 31, 2022	$25	$3	$2	$30
Note 14: Commitments and Contingencies
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
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require the Company to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurers’ compensation payments and could affect CNH Industrial’s financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, an accrual has been made against the Company’s earnings and included in “Other liabilities” on the consolidated balance sheets.
Although the ultimate outcome of legal matters pending against CNH Industrial and its subsidiaries cannot be predicted, the Company believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on its consolidated financial statements.
Environmental
Pursuant to the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes strict and, under certain circumstances, joint and several liability for remediation and liability for natural resource damages, and other federal and state laws that impose similar liabilities, CNH Industrial has received inquiries for information or notices of its potential liability regarding 66 non-owned U.S. sites at which regulated materials allegedly generated by CNH Industrial were released or disposed (“Waste Sites”). Of the Waste Sites, 16 are on the National Priority List (“NPL”) promulgated pursuant to CERCLA. For 60 of the Waste Sites, the monetary amount or extent of the Company’s liability has either been resolved; it has not been named as a potentially responsible party (“PRP”), or its liability is likely de minimis.
Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and because settlement agreements can be reopened under certain circumstances, the Company’s potential liability for remediation costs associated with the 66 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, CNH Industrial could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, the financial strength of other PRPs has been considered in the determination of the Company’s potential liability. CNH Industrial believes that the costs associated with the Waste Sites will not have a material effect on the Company’s business, financial position or results of operations.
The Company is conducting environmental investigatory or remedial activities at certain properties that are currently or were formerly owned and/or operated or that are being decommissioned. The Company believes that the outcome of these activities will not have a material adverse effect on its business, financial position, or results of operations.
The actual costs for environmental matters could differ materially from those costs currently anticipated due to the nature of historical handling and disposal of hazardous substances typical of manufacturing and related operations, the discovery of currently unknown conditions, and as a result of more aggressive enforcement by regulatory authorities and changes in existing laws and regulations. As in the past, CNH Industrial plans to continue funding its costs of environmental compliance from operating cash flows.
Investigation, analysis and remediation of environmental sites is a time consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of December 31, 2022 and 2021, environmental reserves of approximately $25 million and $29 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigation
Follow-up on Damages Claims: in 2011 Iveco S.p.A. ("Iveco"), which, following the Demerger, is now part of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to Medium & Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco ("the Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. The consummation of the Demerger will not allow CNH Industrial to be excluded from current and future follow on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. In the event one or more of these judicial proceedings would result in a decision against CNH Industrial ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, and Iveco and IMAG do not comply with such decisions, as a result of various intercompany arrangements, then CNH Industrial will ultimately have recourse against Iveco and IMAG for the reimbursement of the damages effectively paid to such claimants. The extent and outcome of these claims cannot be predicted at this time. The Company believes that the risk of either Iveco or IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote.
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
Commitments
CNH Industrial has entered operating lease contracts for the right to use industrial buildings and equipment and other assets.
Refer to Note 8 for future minimum lease payments under non-cancellable lease contracts.

At December 31, 2022, Financial Services has various agreements to extend credit for the following financing arrangements:

Facility	Total Credit Limit	Utilized	Not Utilized
	(in millions)
Wholesale and dealer financing	$6,818	$3,572	$3,246
Revolving charge accounts	2,456	209	2,247
Guarantees
CNH Industrial provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of December 31, 2022 and 2021 totaling $19 million and $15 million, respectively.
Note 15: Financial Instruments
The Company may elect to measure financial instruments and certain other items at fair value. This fair value option would be applied on an instrument-by-instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability, or firm commitment, or when certain specified reconsideration events occur. The fair value election may not be revoked once made. The Company did not elect the fair value measurement option for eligible items.
Fair-Value Hierarchy
The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available.
Determination of Fair Value
When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. In some cases where a market price is not available, the Company will make use of observable market-based inputs to calculate fair value, in which case the items are classified as Level 2.
If quoted or observable market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters such as interest rates, currency rates, or yield curves. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified as Level 3 even though there may be some significant inputs that are readily observable.
The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models and the key inputs to those models as well as any significant assumptions.
Derivatives
CNH Industrial utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. CNH Industrial does not hold or enter into derivatives or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.
Foreign Exchange Derivatives
CNH Industrial has entered into foreign exchange forward contracts and swaps in order to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. CNH Industrial conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases and sales. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related transaction occurs. The maturity of these instruments does not exceed 24 months and the after-tax gains (losses) deferred in accumulated other comprehensive income (loss) that will be recognized in net sales and cost of goods sold over the next twelve months assuming foreign exchange rates remain unchanged is approximately $(17) million. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant in all periods presented.
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
All of CNH Industrial’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s foreign exchange derivatives was $5.9 billion and $8.2 billion at December 31, 2022 and 2021, respectively.
Interest Rate Derivatives
CNH Industrial has entered into interest rate derivatives (swaps and caps) in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which CNH Industrial recognizes interest expense on the related debt. The after-tax gains (losses) deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next twelve months is insignificant.
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
CNH Industrial also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH Industrial’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. These facilities require CNH Industrial to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, CNH Industrial enters into a compensating position. Net gains and losses on these instruments were insignificant for the years ending December 31, 2022, 2021, and 2020.
All of CNH Industrial’s interest rate derivatives outstanding as of December 31, 2022 and 2021 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s interest rate derivatives was approximately $6.4 billion and $6.4 billion at December 31, 2022 and 2021, respectively.
As a result of the reform and replacement of specific benchmark interest rates, uncertainty remains regarding the timing and exact nature of those changes. At December 31, 2022, the notional amount of hedging instruments that could be affected by the reform of benchmark interest rates is $1.2 billion.

Financial Statement Impact of CNH Industrial Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges on accumulated other comprehensive income (loss) and net income during the year ended December 31, 2022, December 31, 2021, and December 31, 2020 (in millions):

		Recognized in Net Income
For the Year Ended December 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2022
Foreign exchange contracts	$(191)	Net sales	$(1)
		Cost of goods sold	(219)
		Other, net	3
		Interest expense, net	30
Interest rate contracts	59
Total	$(132)		$(187)
2021
Foreign exchange contracts	$(57)	Net sales	$2
		Cost of goods sold	(11)
		Other, net	(4)
		Interest expense, net	3
Interest rate contracts	49
Total	$(8)		$(10)
2020
Foreign exchange contracts	$96	Net sales	$(7)
		Cost of goods sold	31
		Other, net	6
		Interest expense, net	(5)
Interest rate contracts	(14)
Total	$82		$25
The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

(in millions)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	19	—	19
Net changes in fair value of derivatives	(132)	4	(128)
Net losses reclassified from accumulated other comprehensive income into income	187	(17)	170
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44

(in millions)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2020	$(5)	$(1)	$(6)
Net changes in fair value of derivatives	(8)	(12)	(20)
Net losses reclassified from accumulated other comprehensive income into income	10	(1)	9
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)

(in millions)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2019	$(62)	$8	$(54)
Net changes in fair value of derivatives	82	(8)	74
Net losses reclassified from accumulated other comprehensive income into income	(25)	(1)	(26)
Accumulated derivative net losses as of December 31, 2020	$(5)	$(1)	$(6)
The following tables summarize the impact of the changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings for the year ended December 31, 2022, December 31, 2021, and December 31, 2020:

		For the Year Ended December 31,
(in millions)	Classification of Gain	2022	2021	2020
Fair Value Hedges
Interest rate derivatives	Interest expense	$(104)	$(47)	$31

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(16)	$(11)	$86
The fair values of CNH Industrial’s derivatives as of December 31, 2022 and December 31, 2021 in the consolidated balance sheets are recorded as follows:

	December 31, 2022		December 31, 2021
(in millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	77	Derivative assets	65
Foreign currency contracts	Derivative assets	70	Derivative assets	77
Total derivative assets designated as hedging instruments		147		142
Interest rate contracts	Derivative liabilities	106	Derivative liabilities	28
Foreign currency contracts	Derivative liabilities	56	Derivative liabilities	101
Total derivative liabilities designated as hedging instruments		162		129
Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	28	Derivative assets	11
Foreign currency contracts	Derivative assets	14	Derivative assets	29
Total derivative assets not designated as hedging instruments		42		40
Interest rate contracts	Derivative liabilities	28	Derivative liabilities	12
Foreign currency contracts	Derivative liabilities	14	Derivative liabilities	40
Total derivative liabilities not designated as hedging instruments		42		52

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

	Level 1		Level 2		Total
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)
Assets
Foreign exchange derivatives	$—	$—	$84	$106	$84	$106
Interest rate derivatives	—	—	105	76	105	76
Total Assets	$—	$—	$189	$182	$189	$182
Liabilities
Foreign exchange derivatives	$—	$—	$70	$141	$70	$141
Interest rate derivatives	—	—	134	40	134	40
Total Liabilities	$—	$—	$204	$181	$204	$181
Items Measured at Fair Value on a Non-Recurring Basis
The Company recorded fixed asset write-downs of $17 million related to the suspension of operations in Russia during 2022.
The following tables present the fair value for nonrecurring Level 3 measurements from impairments as of December 31, 2022 and 2021:

	Fair Value		Losses
	2022	2021	2022	2021
	(in millions)
Property, plant and equipment	$7	$—	$17	$—
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
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financing receivables	$19,260	$18,827	$15,376	$15,605
Debt	$22,962	$22,651	$20,897	$21,091
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
Note 16: Shareholders’ Equity
The Articles of Association of CNH Industrial N.V. provide for authorized share capital of €40 million, divided into 2 billion common shares and 2 billion special voting shares to be held with associated common shares, each with a per share par value of €0.01. As of December 31, 2022, the Company’s share capital was €18 million (equivalent to $25 million), fully paid-in, and consisted of 1,364,400,196 common shares (1,344,240,971 common shares outstanding and 20,159,225 common shares held in treasury by the Company as described in the following section) and 396,474,276 special voting shares (371,072,953 special voting shares outstanding, net of 25,401,323 special voting shares held in treasury by the Company as described in the section below).
Changes in the composition of the share capital of CNH Industrial during 2022, 2021, and 2020 are as follows:

(number of shares)	CNH Industrial N.V. Common Shares	CNH Industrial N.V. Loyalty Program Special Voting Shares	Total CNH Industrial N.V. Shares
Total CNH Industrial N.V. shares at December 31, 2019	1,350,132,117	387,951,166	1,738,083,283
Capital increase	3,778,354	—	3,778,354
Common Stock Repurchase	—	—	—
Retirement of special voting shares	—	(16,623,012)	(16,623,012)
Total CNH Industrial N.V. shares at December 31, 2020	1,353,910,471	371,328,154	1,725,238,625
Capital increase	2,166,529	—	2,166,529
Common stock repurchases	—	—	—
Retirement of special voting shares	—	(109,904)	(109,904)
Total CNH Industrial N.V. shares at December 31, 2021	1,356,077,000	371,218,250	1,727,295,250
Capital increase	554,023	—	554,023
Common stock repurchases	(12,390,052)	—	(12,390,052)
Retirement of special voting shares	—	(145,297)	(145,297)
Total CNH Industrial N.V. shares at December 31, 2022	1,344,240,971	371,072,953	1,715,313,924
During the year ended December 31, 2022 and 2021, 0.1 million and 0.1 million special voting shares, respectively, were acquired for no consideration by the Company following the de-registration of the corresponding number of qualifying common shares from the Loyalty Register, net of transfer and allocation of special voting shares in accordance with the Special Voting Shares – Terms and Conditions.
Furthermore, during the years ended December 31, 2022 and 2021, the Company delivered 0.6 million and 2.2 million common shares, respectively, under the Company’s stock compensation plan, primarily due to the vesting or exercise of share-based awards. See “Note 17: Share-Based Compensation” for further discussion.
Loyalty Voting Program
In order to reward long-term ownership of the Company’s common shares and promote stability of its shareholder base, the Articles of Association of CNH Industrial N.V. provide for a loyalty voting program that grants eligible long-term shareholders the equivalent of two votes for each CNH Industrial N.V. common share that they hold. This has been accomplished through the issuance of special voting shares.
A shareholder may at any time elect to participate in the loyalty voting program by requesting the registration of all or some of the common shares held by such shareholder in a separate register (the “Loyalty Register”) of the Company. If such common shares have been registered in the Loyalty Register for an uninterrupted period of three years in the name of the same shareholder, such shares will become “Qualifying Common Shares” and the relevant shareholder will be entitled to receive one special voting share for each such Qualifying Common Share which can be retained only for so long as the shareholder retains the associated common share and registers it in the Loyalty Register.
Shareholders are not required to pay any amount to the Company in connection with the allocation of the special voting shares.

The common shares are freely transferable, while, special voting shares are transferable exclusively in limited circumstances and they are not listed on the NYSE or the Euronext Milan. In particular, at any time, a holder of common shares that are Qualifying Common Shares who wants to transfer such common shares other than in limited specified circumstances (e.g., transfers to affiliates or relatives through succession, donation or other transfers) must request a de-registration of such Qualifying Common Shares from the Loyalty Register. After de-registration from the Loyalty Register, such common shares no longer qualify as Qualifying Common Shares and, as a result, the holder of such common shares is required to transfer the special voting shares associated with the transferred common shares to the Company for no consideration.
The special voting shares have minimal economic entitlements as the purpose of the special voting shares is to grant long-term shareholders with an extra voting right by means of granting an additional special voting share, without granting such shareholders with any additional economic rights. However, as a matter of Dutch law, such special voting shares cannot be fully excluded from economic entitlements. Therefore, the Articles of Association provide that only a minimal dividend accrues to the special voting shares, which is not distributed, but allocated to a separate special dividend reserve. The impact of this special dividend reserve on the earnings per share of the common shares is not material.
Treasury Shares
In order to maintain the necessary operating flexibility over an adequate time period, including the implementation of the program in place, on April 13, 2022, the Annual General Meeting ("AGM") granted to the Board of Directors the authority to acquire common shares in the capital of the Company through stock exchange trading on the Euronext Milan and the NYSE or otherwise for a period of 18 months (i.e., up to and including October 12, 2023). Under such authorization the Board's authority is limited to a maximum of up to 10% of the issued common shares as of the date of the AGM and, in compliance with applicable rules and regulations, subject to a maximum price per common share equal to the average of the highest price on each of the five trading days prior to the date of acquisition, as shown in the Official Price List of the Euronext Milan or NYSE (as the case may be) plus 10% (maximum price) and to a minimum price per common share equal to the average of the lowest price on each of the five trading days prior to the date of acquisition, as shown in the Official Price List of the Euronext Milan or NYSE (as the case may be) minus 10% (minimum price).
Neither the renewal of the authorization, nor the launch of any program obliges the Company to buy-back any common shares. The launch of any new program will be subject to a further resolution of the Board of Director. In any event, such programs may be suspended, discontinued or modified at any time for any reason and without previous notice, in accordance with applicable laws and regulations.
During the year ended December 31, 2022, the Company repurchased 12.4 million shares of its common stock on the Euronext Milan and on multilateral trading facilities ("MTFs") under the buy-back program. As of December 31, 2022, the Company held 20.2 million common shares in treasury, net of transfers of common shares to fulfill its obligations under its stock compensation plans, at an aggregate cost of $227 million. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.
During the year ended December 31, 2022, the Company acquired, for no consideration, approximately 0.1 million special voting shares following the de-registration of qualifying common shares from the Loyalty Register, net of the transfer and allocation of special voting shares to those shareholders whose qualifying common shares became eligible to receive special voting shares after the uninterrupted three-year registration period in the Loyalty Register. As of December 31, 2022, the Company held 25.4 million special voting shares in treasury.
Dividend
On February 2, 2023, CNH Industrial announced that its Board of Directors intends to recommend and propose to the Company’s shareholders a dividend of €0.36 per common share, totaling approximately €483 million (equivalent to approximately $511 million) subject to the approval of the Company's shareholders.
On March 3, 2022 the Board of Directors of CNH Industrial N.V. recommended and proposed to the Company’s shareholders that the
Company declare a dividend of €0.28 per common share, totaling approximately €380 million (equivalent to approximately $412 million, translated at the exchange rate reported by the European Central Bank on April 20, 2022). The proposal was approved by the Company’s shareholders at the AGM that was held on April 13, 2022.
The Company shall only have power to make distributions to shareholders and other persons entitled to distributable profits to the extent the Company’s equity exceeds the sum of the paid-up portion of the share capital and the reserves that must be maintained in accordance with provision of law. No distribution of profits may be made to the Company itself for shares that the Company holds in its own share capital.

Note 17: Share-Based Compensation
For the years ended December 31, 2022, 2021, and 2020 CNH Industrial recognized total share-based compensation expense of $87 million, $78 million, and $30 million respectively. For the years ended December 31, 2022, 2021 and 2020, CNH Industrial recognized a total tax benefit relating to share-based compensation expense of $11 million, $6 million and $3 million, respectively. As of December 31, 2022, CNH Industrial had unrecognized share-based compensation expense related to non-vested awards of approximately $142 million based on current assumptions related to achievement of specified performance objectives and period of service, when applicable. Unrecognized share-based compensation costs will be recognized over a weighted-average period of 1.6 years.
CNH Industrial’s equity awards are governed by the CNH Industrial N.V. Equity Incentive Plan (“CNH Industrial EIP”) and CNH Industrial N.V. Directors’ Compensation Plan (“CNH Industrial DCP”).
At the AGM held on April 16, 2014, the Company’s shareholders approved the adoption of the CNH Industrial EIP, an umbrella program defining the terms and conditions for any subsequent long-term incentive program. The EIP allows grants of the following specific types of equity awards to any current or prospective executive director, officer, employee of, or service provider to, CNH Industrial: stock options, stock appreciation rights, restricted share units, restricted stock, performance shares or performance share units and other stock-based awards that are payable in cash, common shares or any combination thereof subject to the terms and conditions established by the Compensation Committee.
In February 2020, the Board of Directors approved the issuance of up to 50 million common shares under the EIP. At the AGM on April 16, 2020, the Company's shareholders approved the issuance of up to 7 million common shares to executive directors under the 2021-2023 Long-Term Incentive Plan (described below) in accordance with and under the EIP.
As part of the Demerger, any awards outstanding under the CNH Industrial EIP, and held by directors, officers and other employees vesting in 2022 were accelerated in December 2021 and the related equity incentives were issued by CNH Industrial in CNH Industrial stock. As a result of the Demerger, remaining outstanding awards vesting in 2023 and 2024 were converted to the entity the participant is employed with post spin. As such, for Iveco Group employees, the underlying stock awards under the CNH Industrial EIP vesting in 2023 and 2024 were converted at the effective date of the Demerger, subject to its terms, to Common Shares of Iveco Group N.V. The conversion of the CNH Industrial EIP includes appropriate adjustment mechanisms to ensure that the value of the unvested awards granted to all the beneficiaries under such plan remain unchanged pre and post demerger for employees in both the Iveco Group N.V. and CNH Industrial N.V.
Performance Share Units
2021-2023 Long-Term Incentive Plan
In February 2020, the Board of Directors approved the 2021-2023 Long-Term Incentive Plan under the EIP. In December 2020, CNH Industrial issued a new grant of PSUs to its key executive officers and select employees with the financial performance goals covering a three-year period culminating with a cliff vest date of February 28, 2024. Two internal financial metrics, Industrial ROIC (the ratio of Adjusted EBIT (after-tax) over Average Industrial Invested Capital) and Adjusted EPS (the net income (loss) excluding any nonrecurring items (after-tax), divided by the weighted average outstanding number of common shares on a fully diluted basis), weighted 50% each, and a multiplier-based on CNH Industrial’s percentile ranking of Total Shareholder Return among a comparator group, will determine the total PSUs earned. The internal financial metrics have a payout factor of up to 200% and the market based TSR determinant has a payout factor of 125%. These metrics are considered performance vesting conditions. As such, compensation cost will be accrued based on whether it is considered probable that the performance conditions will be satisfied. The fair value of the PSU awards issued under this plan will be calculated by using the CNH Industrial N.V. stock price on the grant date adjusted for the present value of future dividends that would not be received during the vesting period.
As of December 31, 2020, CNH Industrial issued 5 million PSUs. The total number of shares that will eventually vest may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2020 was $10.83 per share. The 2020 PSU awards distributed under this plan were issued on December 4, 2020 to key executive officers and select employees and on December 14, 2020 to the Chair of CNH Industrial. During 2021, CNH Industrial issued an additional 3 million PSUs to the CEO, key executive officers and select employees. The weighted average fair value of the awards that were issued in 2021 was $13.13 per share.
Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a legal statutory demerger to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH Industrial. As part of the Demerger, any awards outstanding under the CNH Industrial Equity Incentive Plan (or “CNH Industrial EIP”), and held by directors, officers and other employees vesting in April 2022 were accelerated in December 2021 and the related equity incentives were issued by CNH Industrial in CNH Industrial stock. Further, as a result of the Demerger, remaining outstanding awards vesting in 2023 and 2024 were converted to the entity the participant is employed with post Demerger. The conversion of the CNH Industrial EIP includes appropriate adjustment mechanisms to ensure that the value of the unvested awards granted to all the beneficiaries under such plan remain unchanged pre and post demerger for employees in both the Iveco Group N.V. and CNH Industrial N.V.

2022-2024 Long-Term Incentive Plan
In 2022, the Board of Directors approved the 2022-2024 Long-Term Incentive Plan under the EIP. Just as the previous 2021-2023 EIP, the 2022-2024 EIP features financial performance goals covering a three year vesting period. Similar to the 2021-2023 EIP, two internal financial metrics, Industrial ROIC (the ratio of Adjusted EBIT (after-tax) over Average Industrial Invested Capital) and Adjusted EPS (the net income (loss) excluding any nonrecurring items (after-tax), divided by the weighted average outstanding number of common shares on a fully diluted basis), weighted 50% each, and a multiplier-based on CNH Industrial’s percentile ranking of Total Shareholder Return among a comparator group, will determine the total PSUs earned. However the difference between the two EIPs is that the 2022-2024 EIP has a higher performance achievement threshold for both ROIC and EPS but a smaller list of comparator group for its TSR percentile ranking.
In 2022 CNH Industrial issued 2.5 million PSUs. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2022 was $14.04 per share.
The following table reflects the activity of PSUs under the 2021-2023 Long-Term Incentive Plan for the year ended December 31, 2022:

	2022
	Performance Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	9,421,225	$11.55
Less: Awards transferred to Iveco Group	(1,950,170)	10.87
Plus: Adjustment to awards for continuing employees	1,093,025	N/A
Nonvested as of January 5, 2022	8,564,080	7.31
Granted	2,456,659	14.04
Forfeited/Cancelled	(173,331)	8.89
Vested	—	—
Nonvested at end of year	10,847,408	$8.81
Restricted Share Units
In 2020, 2021, and 2022, CNH Industrial issued approximately 5 million, 1 million, and 2 million Restricted Share Units (“RSUs”) to key executive officers and select employees with a weighted average fair value of $10.87, $14.39, and $13.90 per share, respectively. The fair value of the award is measured using the CNH Industrial N.V. stock price on the grant date adjusted for the present value of future dividends that employees will not receive during the vesting period. The RSUs vest upon a time-based service requirement.
2021-2023 Long-Term Incentive Plan
On December 4, 2020, CNH Industrial issued two separate RSU grants to key executive officers and select employees. Under the first RSU grant, 1.1 million RSUs were awarded to select employees with a weighted average fair value of $11.43. These awards vested on December 31, 2020. Under the second RSU grant, 3.3 million RSUs were awarded to select employees and are set to vest in three equal installments over a three year period. The first tranche, which consisted of 1.1 million RSUs, was set to vest on April 30, 2022. The second and third tranches are set to vest on April 30, 2023 and April 30, 2024, respectively. The weighted average fair value for the December 2020 three tranche award group are $11.23, $11.02, and $10.82, respectively.
On December 14, 2020, CNH Industrial issued 120 thousand RSUs to the Chair of CNH Industrial, of which 17 thousand vested on December 31, 2020. The weighted average fair value for these awards is $10.96. The remaining 103 thousand RSUs vest in three equal installments on April 30, 2022, 2023, and 2024 respectively. The fair value for these awards are $10.76, $10.55 and $10.35, respectively.
During 2021, CNH Industrial issued an additional 1.5 million RSUs to the CEO, key executive officers and select employees. Of the awards that were issued, 1.2 million are set to vest in three equal installments over a three year period. The first tranche, which consists of 0.4 million RSUs, was set to vest on April 31, 2022. The second and third tranches are set to vest on April 31, 2023 and April 31, 2024, respectively. The weighted average fair value of these awards are $14.04 per share for the first tranche, $13.84 per share for the second tranche, and $13.66 per share for the third tranche. The remaining awards issued in 2021 had a cumulative weighted average fair value of $16.73. In 2021, CNH Industrial, in anticipation of the Demerger, accelerated the vesting of awards with a vest date of April 31, 2022 to December 1, 2021, excluding shares awarded to the CEO and Chairperson. As a result, CNH Industrial recorded $5 million of expense due to the acceleration of these awards. The weighted average fair value of the shares vested during 2021 was $11.75 per share.

2022-2024 Long-Term Incentive Plan
In 2022 CNH Industrial issued 2.3 million RSUs. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2022 was $13.90 per share.
The following table reflects the activity of RSUs under the 2017-2019 Long-Term Incentive Plan and 2021-2023 Long-Term Incentive Plan for the year ended December 31, 2022:

	2022
	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	4,370,079	$11.72
Less: Awards transferred to Iveco Group	(1,039,271)	10.98
Plus: Adjustment to awards for continuing employees	485,692	N/A
Nonvested as of January 5, 2022	3,816,500	6.76
Granted	2,275,329	13.90
Forfeited	(143,410)	10.96
Vested	(524,524)	6.62
Nonvested at end of year	5,423,895	$9.66
Additional Share-Based Compensation Information
The table below provides additional share-based compensation information for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in millions)
Total intrinsic value of options exercised and shares vested	$22	$35	$41
Fair value of shares vested	$3	$25	$42
Note 18: Earnings per Share
The Company’s basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. The effect of dilutive securities is calculated using the treasury stock method.

The following table sets forth the computation of basic EPS and diluted EPS for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
	(in millions, except per share data)
Basic:
Net income (loss) attributable to CNH Industrial	$2,029	$1,723	$(493)
Net income (loss) attributable to CNH Industrial from continuing operations	2,029	1,792	(212)
Net income (loss) attributable to CNH Industrial from discontinued operations	—	(69)	(281)
Basic earnings (loss) per share attributable to common shareholders:
Weighted average common shares outstanding—basic	1,351	1,354	1,351
Continuing operations	$1.50	$1.32	$(0.15)
Discontinued operations	$—	$(0.05)	$(0.21)
Basic earnings (loss) per share	$1.50	$1.27	$(0.36)
Diluted:
Net income (loss) attributable to CNH Industrial	$2,029	$1,723	$(493)
Net income (loss) attributable to CNH Industrial from continuing operations	2,029	1,792	(212)
Net income (loss) attributable to CNH Industrial from discontinued operations	—	(69)	(281)
Weighted average common shares outstanding—basic	1,351	1,354	1,351
Effect of dilutive securities (when dilutive):
Stock compensation plans	11	7	—
Weighted average common shares outstanding—diluted (A)	1,362	1,361	1,351
Continuing operations	$1.49	$1.32	$(0.15)
Discontinued operations	$—	$(0.05)	$(0.21)
Diluted earnings (loss) per share	$1.49	$1.27	$(0.36)
(A)    For the twelve months ended December 31, 2022, and 2021 0.50 million and 0.06 million shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.

Note 19: Accumulated Other Comprehensive Income (Loss)
The Company’s share of comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translation gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income of entities accounted for using the equity method, and reclassifications for amounts included in net income less net income and other comprehensive income attributable to the noncontrolling interest. For more information on the Company’s derivative instruments, see “Note 15: Financial Instruments”. For more information on the Company’s pensions and retirement benefit obligations, see “Note 12: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) consisted of the following:

	Year Ended December 31, 2022
(in millions)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$56	$(12)	$44
Changes in retirement plans’ funded status	29	12	41
Foreign currency translation	158	—	158
Share of other comprehensive loss of entities using the equity method	(25)	—	(25)
Other comprehensive loss	$218	$—	$218

	Year Ended December 31, 2021
(in millions)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$2	$(13)	$(11)
Changes in retirement plans’ funded status	109	(15)	94
Foreign currency translation	247	—	247
Share of other comprehensive loss of entities using the equity method	(93)	—	(93)
Other comprehensive loss	$265	$(28)	$237

	Year Ended December 31, 2020
(in millions)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$57	$(9)	$48
Changes in retirement plans’ funded status	(10)	7	(3)
Foreign currency translation	(735)	—	(735)
Share of other comprehensive loss of entities using the equity method	20	—	20
Other comprehensive income	$(668)	$(2)	$(670)

The changes, net of tax, in each component of accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income of Entities Using the Equity Method	Total
Balance, December 31, 2019	$(54)	$(650)	$(1,145)	$(153)	$(2,002)
Other comprehensive income (loss), before reclassifications	74	143	(739)	20	(502)
Amounts reclassified from other comprehensive income	(26)	(146)	—	—	(172)
Other comprehensive income (loss)[1]	48	(3)	(739)	20	(674)
Reclassification of certain tax effects	—	—	—	—	—
Balance, December 31, 2020	$(6)	$(653)	$(1884)	$(133)	$(2,676)
Other comprehensive income (loss), before reclassifications	(20)	202	241	(93)	330
Amounts reclassified from other comprehensive income	9	(108)	—	—	(99)
Other comprehensive income (loss)[1]	(11)	94	241	(93)	231
Balance, December 31, 2021	$(17)	$(559)	$(1,643)	$(226)	$(2,445)
Demerger of Iveco Group	19	233	(316)	12	(52)
Balance, January 1, 2022	2	(326)	(1,959)	-214	(2,497)
Other comprehensive income (loss), before reclassifications	(126)	102	159	(25)	110
Amounts reclassified from other comprehensive income	170	(61)	—	—	109
Other comprehensive income (loss)[1]	44	41	159	(25)	219
Balance, December 31, 2022	$46	$(285)	$(1,800)	$(239)	$(2,278)

(1)    Excluded from the table above is other comprehensive (income) loss allocated to noncontrolling interests of $(1) million, $6 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in December 31, 2022 and 2021 consisted of the following:

	Amount Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations line
	2022	2021
	(in millions)
Cash flow hedges	$1	$(2)	Net sales
	219	11	Cost of goods sold
	(3)	4	Other, net
	(30)	(3)	Interest expense
	(17)	(1)	Income taxes
	$170	$9
Change in retirement plans’ funded status:
Amortization of actuarial losses	$18	$30	*
Amortization of prior service cost	(126)	(136)	*
	47	(14)	Income taxes
	$(61)	$(120)
Total reclassifications, net of tax	$109	$(111)

(*)    These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 12: Employee Benefit Plans and Postretirement Benefits” for additional information.

Note 20: Segment Reporting
The operating segments through which the Company manages its operations are based on the internal reporting used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and make decisions about resource allocation. The segments are organized based on products and services provided by the Company.
CNH Industrial has three operating segments (in continuing operations):
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil specializing in tillage and seeding systems; Miller manufacturing application equipment; Kongskilde providing tillage, seeding and hay & forage implements. Further, starting in December 2021, Raven was included in the Agriculture segment bringing a leader in digital agriculture, precision technology and the development of autonomous systems to CNH Industrial.
Construction designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, and compact track loaders. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
Financial Services offers retail note and lease financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH Industrial brands' dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH Industrial brand dealers and distributors. Further, Financial Services provides trade receivables factoring to CNH Industrial companies. The European operations of CNH Industrial Financial Services are supported by the Iveco Group's Financial Services segment. CNH Industrial Financial Services provides financial services to Iveco Group companies in the North America, South America and Asia Pacific regions.
The activities carried out by the two industrial segments Agriculture, and Construction, as well as corporate functions, are collectively referred to as “Industrial Activities”.
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
With reference to Industrial Activities' segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Industrial Activities segments' profitability. Adjusted EBIT of Industrial Activities is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities’ interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring items. In particular, non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of on-going operational activities.
With reference to Financial Services, the CODM assesses the performance of the segment and makes decisions about resource allocation on the basis of net income prepared in accordance with U.S. GAAP.

The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure, for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Agriculture	$2,456	$1,810	$880
Construction	124	90	(184)
Unallocated items, eliminations, and other	(147)	(137)	(113)
Total Adjusted EBIT of Industrial Activities	2,433	1,763	583
Financial Services Net Income	338	349	243
Financial Services Income Taxes	125	107	85
Interest expense of Industrial Activities, net of interest income and eliminations	(119)	(118)	(140)
Foreign exchange (gains) losses, net of Industrial Activities	(59)	(1)	(12)
Finance and non-service component of Pension and other post-employment benefit costs of Industrial Activities(1)	124	143	(9)
Restructuring expenses of Industrial Activities	(31)	(35)	(22)
Goodwill impairment charge	—	—	(585)
Other discrete items of Industrial Activities(2)	(25)	(178)	(256)
Income (loss) before taxes	2,786	2,030	(113)
Income tax benefit (expense)	(747)	(229)	(85)
Net (loss) from discontinued operations	$—	$(41)	$(240)
Net Income (loss)	$2,039	$1,760	$(438)
(1) In the years ended December 31, 2022, 2021 and 2020 this item includes the pre-tax gain of $90 million, $119 million and $119 million as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S. In the year ended December 31, 2022 and December 31, 2021, this item also includes a pre-tax gain of $24 million and $5 million as a result of the amortization over 4 years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S. which occurred in the fourth quarter of 2021. In the year ended December 31, 2020, this item also included a pre-tax non-cash settlement charge of $124 million, respectively, resulting from the purchase of annuity contracts to settle a portion of the outstanding U.S. pension obligations.
(2) In the year ended December 31, 2022, this item included $43 million of asset write-downs, $25 million of separation costs incurred in connection with spin-off of the Iveco Group Business and $22 million of costs related to the activity of the Raven segments held for sale, including the loss on the sale of the Engineered Films and Aerostar divisions, partially offset by a $65 million gain on the sale of our Canada parts depot. In the year ended December 31, 2021, this item included $133 million separation costs in connection with the spin-off of the Iveco Group business and a charge of $57 million for transaction costs related to the acquisition of Raven Industries, Inc., partially offset by a gain of $12 million for a fair value adjustment of Monarch Tractor investments. In the year ended December 31, 2020, this item mainly includes impairment of intangible and other long-lived assets.
The following table provides key segment information for the Financial Services segment:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Financial Services Net Income (from continuing operations)	$338	$349	$243
Financial Services Interest Revenue (1)	$1,149	$918	$964
Financial Services Interest Expense	$601	$409	$485
(1) This amount excludes interest included in operating leases rentals.
There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.

A summary of additional operating segment information as of and for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Agriculture	$17,969	$14,721	$10,923
Construction	3,572	$3,081	$2,170
Eliminations and other	—	$—	$(10)
Net sales of Industrial Activities	21,541	$17,802	$13,083
Financial Services	1,996	$1,672	$1,660
Eliminations and other	14	$22	$36
Total Revenues	$23,551	$19,496	$14,779
Depreciation and Amortization (*):
Agriculture	$287	$254	$248
Construction	38	$38	$46
Other activities and adjustments	—	$1	$2
Depreciation and amortization of Industrial Activities	325	$293	$296
Financial Services	2	$2	$2
Depreciation and amortization	$327	$295	$298
Expenditures for long-lived assets (**):
Agriculture	$393	$307	$185
Construction	63	$53	$42
Other activities	—	$—	$2
Expenditures for long-lived assets of Industrial Activities	456	$360	$229
Financial Services	5	$5	$3
Expenditures for long-lived assets	$461	$365	$232

(*) Excluding equipment on operating leases
(**) Excluding equipment on operating leases and right of use assets
Geographic Information
CNH Industrial has its principal office in London, England, U.K. Revenues earned in the U.K. from external customers were $557 million, $548 million, and $428 million for the years ended December 31, 2022, 2021, and 2020, respectively. Revenues earned in the rest of the world from external customers were $22,994 million, $18,948 million, and $14,351 million for the years ended December 31, 2022, 2021, and 2020, respectively. The following highlights revenues earned from external customers in the rest of the world by destination:

	2022	2021	2020
	(in millions)
United States	$8,189	$6,387	$5,054
Italy	592	556	427
France	1,123	1,084	972
Brazil	3,904	2,414	1,553
Germany	674	564	479
Canada	1,530	1,341	918
Australia	982	857	644
Spain	263	283	231
Argentina	565	418	346
Poland	449	425	267
Other	4,723	4,619	3,460
Total Revenues from external customers in the rest of world	$22,994	$18,948	$14,351

Total long-lived tangible and intangible assets located in the U.K. were $128 million and $132 million at December 31, 2022 and 2021, respectively, and the total of such assets located in the rest of the world totaled $7,357 million and $7,498 million at December 31, 2022 and 2021, respectively. The following highlights long-lived tangible and intangible assets by geography in the rest of the world:

	At December 31,
	2022	2021
	(in millions)
United States	$5,669	$5,801
Italy	437	424
France	48	48
Germany	17	19
Spain	1	1
Canada	548	568
Brazil	162	127
China	55	61
Other	420	449
Total Long-lived assets in the rest of the world	$7,357	$7,498
In 2022, 2021, and 2020, no single external customer of CNH Industrial accounted for 10 percent or more of consolidated revenues.
Note 21: Related Party Information
As of December 31, 2022 and 2021 CNH Industrial’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. (formerly Fiat Chrysler Automobiles N.V. which, effective January 16, 2021, merged with Peugeot S.A. by means of a cross-border legal merger) and its subsidiaries and affiliates ("Stellantis") and Iveco Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH Industrial. .
As of December 31, 2022, EXOR N.V. held 42.8% of CNH Industrial’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH Industrial’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets, and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial as of December 31, 2022. In addition, CNH Industrial engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH Industrial has a significant influence or jointly controls.
The Company’s Audit Committee reviews and evaluates all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company in Europe. CNH Industrial did not enter into any significant transactions with EXOR N.V. during the years ended December 31, 2022 and 2021.
In connection with the establishment of Fiat Industrial (now CNH Industrial) through the demerger from Fiat (which was subsequently merged into Fiat Chrysler Automobiles N.V. which is now Stellantis), the two companies entered into a Master Services Agreement (“MSA”) which sets forth the primary terms and conditions pursuant to which the service provider subsidiaries of CNH Industrial and Stellantis provide services to the service receiving subsidiaries. As structured, the applicable service provider and service receiver subsidiaries become parties to the MSA through the execution of an Opt-in letter that may contain additional terms and conditions. Pursuant to the MSA, service receivers are required to pay to service providers the actual cost of the services plus a negotiated margin. During 2022 and 2021, Stellantis subsidiaries provided CNH Industrial with administrative services such as accounting, cash management, maintenance of plant and equipment, security, information systems and training under the terms and conditions of the MSA and the applicable Opt-in letters.
Furthermore, CNH Industrial and Stellantis might engage in other minor transactions in the ordinary course of business.

These transactions with Stellantis are reflected in the Company’s consolidated financial statements as follows:

	2022	2021	2020
	(in millions)
Net sales	$—	$—	$—
Cost of goods sold	$17	$31	$17
Selling, general and administrative expenses	$48	$59	$55

	December 31, 2022	December 31, 2021
	(in millions)
Trade receivables	$—	$—
Trade payables	$14	$20
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
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows:

	2022	2021	2020
	(in millions)
Net sales	$48	$21	$28
Cost of goods sold	$930	$948	$601
Selling, general and administrative expenses	$—	$—	$—

	December 31, 2022	December 31, 2021
	(in millions)
Trade receivables	$21	$87
Receivables from Iveco Group N.V.	$298	$—
Trade payables	$184	$181
Payables to Iveco Group N.V.	$156	$502

Transactions with Unconsolidated Subsidiaries and Affiliates
CNH Industrial sells agricultural and construction equipment and provides technical services to unconsolidated subsidiaries and affiliates such as CNH de Mexico SA de CV, Turk Traktor ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc. CNH Industrial also purchases equipment from unconsolidated subsidiaries and affiliates, such as Turk Traktor ve Ziraat Makineleri A.S. These transactions primarily affected revenues, finance, interest and other income, cost of goods sold, trade receivables and payables and are presented as follows:

	2022	2021	2020
	(in millions)
Net sales	$400	$402	$211
Cost of goods sold	$554	$496	$399

	December 31, 2022	December 31, 2021
	(in millions)
Trade receivables	$—	$—
Trade payables	$100	$101
At December 31, 2022 and 2021, CNH Industrial had pledged guarantees and commitments of its associated company for an amount of $19 million and $15 million, respectively, related to CNH Industrial Capital Europe S.a.S.