Form 10-Q
period 2023-03-31
CNH Industrial N.V.
filed 2023-05-09
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36085
CNH INDUSTRIAL N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-1125413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
1 In addition to the New York Stock Exchange, CNHI common shares are listed on Euronext Milan, the regulated market of Borsa Italiana, in Italy.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At March 31, 2023, 1,339,705,400 common shares of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2023 and December 31, 2022
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions)
ASSETS
Cash and cash equivalents	$3,213	$4,376
Restricted cash	792	753
Trade receivables, net	159	172
Financing receivables, net	19,974	19,260
Receivables from Iveco Group N.V.	255	298
Inventories, net	5,983	4,811
Property, plant and equipment, net	1,574	1,532
Investments in unconsolidated subsidiaries and affiliates	357	385
Equipment under operating leases	1,470	1,502
Goodwill, net	3,514	3,322
Other intangible assets, net	1,199	1,129
Deferred tax assets	434	433
Derivative assets	179	189
Other assets	1,463	1,219
Total Assets	$40,566	$39,381
LIABILITIES AND EQUITY
Debt	23,552	22,962
Payables to Iveco Group N.V.	57	156
Trade payables	3,897	3,702
Deferred tax liabilities	44	85
Pension, postretirement and other postemployment benefits	449	449
Derivative liabilities	177	204
Other liabilities	4,939	4,847
Total Liabilities	$33,115	$32,405
Redeemable noncontrolling interest	52	49
Common shares, €0.01, par value; outstanding 1,339,705,400 common shares and 370,994,040 loyalty program special voting shares at 3/31/2023; and outstanding 1,344,240,971 common shares and 371,072,953 loyalty program special voting shares at 12/31/2022	25	25
Treasury stock, at cost; 24,694,796 common shares at 3/31/2023 and 20,159,225 common shares at 12/31/2022	(301)	(230)
Additional paid in capital	1,528	1,504
Retained earnings	8,388	7,906
Accumulated other comprehensive loss	(2,316)	(2,278)
Noncontrolling interests	75	—
Total Equity	$7,399	$6,927
Total Liabilities and Equity	$40,566	$39,381

See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues
Net sales	$4,776	$4,180
Finance, interest and other income	566	465
Total Revenues	$5,342	$4,645
Costs and Expenses
Cost of goods sold	3,611	3,286
Selling, general and administrative expenses	438	378
Research and development expenses	231	184
Restructuring expenses	1	2
Interest expense	272	138
Other, net	163	183
Total Costs and Expenses	$4,716	$4,171
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	626	474
Income tax (expense) benefit	(173)	(159)
Equity in income of unconsolidated subsidiaries and affiliates	33	21
Net income (loss)	486	336
Net income attributable to noncontrolling interests	4	3
Net income (loss) attributable to CNH Industrial N.V.	$482	$333

Earnings (loss) per share attributable to common shareholders
Basic	$0.36	$0.24
Diluted	$0.35	$0.24
Average shares outstanding (in millions)
Basic	1,342	1,356
Diluted	1,359	1,362

Cash dividends declared per common share	$—	$—

See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income	$486	$336
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	10	(95)
Changes in retirement plans’ funded status	(5)	(25)
Foreign currency translation	(33)	259
Share of other comprehensive income (loss) of entities using the equity method	(9)	(9)
Other comprehensive income (loss), net of tax	(37)	130
Comprehensive income	449	466
Less: Comprehensive income attributable to noncontrolling interests	5	3
Comprehensive income (loss) attributable to CNH Industrial N.V.	$444	$463

See accompanying notes to the condensed consolidated financial statements

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating activities:
Net income	$486	$336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	86	83
Depreciation and amortization expense of assets under operating leases	46	54
(Gain) loss on disposal of assets	6	—
Undistributed income of unconsolidated subsidiaries	9	12
Other non-cash items	32	55
Changes in operating assets and liabilities:
Provisions	113	(163)
Deferred income taxes	(52)	28
Trade and financing receivables related to sales, net	(355)	(95)
Inventories, net	(1,057)	(985)
Trade payables	172	30
Other assets and liabilities	(187)	(242)
Net cash used in operating activities	$(701)	$(887)
Investing activities:
Additions to retail receivables	(1,601)	(1,252)
Collections of retail receivables	1,376	1,147
Proceeds from the sale of assets excluding assets under operating leases	—	1
Expenditures for property, plant and equipment and intangible assets excluding assets under operating leases	(90)	(53)
Expenditures for assets under operating leases	(107)	(124)
Other	(327)	(698)
Net cash used in investing activities	$(749)	$(979)
Financing activities:
Proceeds from long-term debt	995	1,691
Payments of long-term debt	(1,040)	(1,764)
Net increase in other financial liabilities	420	159
Dividends paid	(1)	(1)
Purchase of treasury stock and other	(71)	(20)
Net cash provided by financing activities	$303	$65
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	23	17
Increase (decrease) in cash and cash equivalents and restricted cash	(1,124)	(1,784)
Cash and cash equivalents and restricted cash, beginning of year	5,129	5,845
Cash and cash equivalents and restricted cash, end of period	$4,005	$4,061

CNH INDUSTRIAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance, December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49
Net income	—	—	—	482	—	—	482	4
Other comprehensive income (loss), net of tax	—	—	—	—	(38)	1	(37)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(71)	—	—	—	—	(71)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	24	—	—	—	24	—
Other changes	—	—	—	—	—	74	74	—
Balance, March 31, 2023	$25	$(301)	$1,528	$8,388	$(2,316)	$75	$7,399	$52

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance, December 31, 2021, as previously reported	$25	$(84)	$4,464	$4,818	$(2,445)	$30	$6,808	$45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance, January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income	—	—	—	333	—	—	333	3
Other comprehensive income (loss), net of tax	—	—	—	—	130	—	130	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(21)	—	—	—	—	(21)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	18	—	—	—	18	—
Other changes	—	—	(4)	—	—	(1)	(5)	—
Balance, March 31, 2022	$25	$(105)	$1,434	$6,615	$(2,367)	$7	$5,609	$47

See accompanying notes to the condensed consolidated financial statements.

CNH INDUSTRIAL N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in London, England, United Kingdom. The Company was formed on September 29, 2013 as a result of the business combination transaction between Fiat Industrial S.p.A. (“Fiat Industrial”) and its majority owned subsidiary CNH Global N.V. Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial”, "CNH" and the “Company” refer to CNH Industrial and its subsidiaries.
The condensed consolidated financial statements of CNH Industrial N.V. and its consolidated subsidiaries have been voluntarily prepared by the Company without audit. Although prepared on a voluntary basis, the condensed consolidated financial statements included in the report comply in all material respects with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) governing interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these condensed consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including rising inflation, geopolitical instability and the war in the Ukraine may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada, and Mexico;
•Europe, Middle East, and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Turkey, Uzbekistan, Pakistan, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia, and Oceania.
Business Combinations
On March 13, 2023, CNH Industrial purchased Augmenta Holding SAS ("Augmenta"). The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $79 million and deferred payment of $10 million. At March 31, 2023, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed was not finalized as of March 31, 2023. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s condensed consolidated results of operations. Additionally, Augmenta's post-acquisition results were not material.
On March 15, 2023, CNH Industrial purchased a controlling interest in Bennamann LTD ("Bennamann") with ownership of 50.0085% through cash consideration of approximately $51 million. At March 31, 2023, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date including $118 million and $46 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired, and liabilities assumed was not finalized as of March 31, 2023. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s condensed consolidated results of operations. Additionally, Bennamann's post-acquisition results were not material.

2. NEW ACCOUNTING PRONOUNCEMENTS
Adopted in 2023
Revenue Contract Assets and Liabilities Acquired in a Business Combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) as applied by the acquiree to determine what to record for the acquired revenue contract assets and liabilities instead of at fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2021-08 and applied the guidance within ASU 2021-08 on business combinations beginning January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company adopted ASU 2022-02 and applied the guidance within ASU 2022-02 to its consolidated financial statements and disclosures prospectively beginning January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements and note disclosures.
Supplier Finance Programs Disclosures
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 and applied the guidance within ASU 2022-04 to its disclosures beginning January 1, 2023. As these amendments relate to disclosures only, there are no impacts to the Company’s consolidated financial statements.
Under the supply chain finance programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
As of March 31, 2023 and December 31, 2022, $216 million and $189 million of obligations remain outstanding that we have confirmed as valid to the administrators of the supply chain finance programs. These balances are included within “Accounts payable” in our condensed consolidated balance sheets and are reflected as cash flow from operating activities in our condensed consolidated statements of cash flows when settled.
Not Yet Adopted
Leases between entities under common control
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"). ASU 2023-01 requires that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset. Additionally, the leasehold improvements are subject to the impairment guidance in Topic 360: Property, Plant and Equipment. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adoption to our consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06"). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company has not adopted ASU 2020-04 as of March 31, 2023. ASU 2020-04 is not expected to have a significant impact on the Company's consolidated financial statements.
3. REVENUE
The following table summarizes revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Agriculture	$3,927	$3,377
Construction	849	803
Eliminations and Other	—	—
Total Industrial Activities	$4,776	$4,180
Financial Services	549	466
Eliminations and Other	17	(1)
Total Revenues	$5,342	$4,645
The following table disaggregates revenues by major source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues from:
Sales of goods	$4,767	$4,174
Rendering of services and other revenues	9	6
Revenues from sales of goods and services	4,776	4,180
Finance and interest income	402	241
Rents and other income on operating lease	164	224
Finance, interest and other income	566	465
Total Revenues	$5,342	$4,645

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

	March 31, 2023	December 31, 2022
	(in millions)
Restricted cash	$629	$595
Financing receivables	8,855	8,808
Total Assets	$9,484	$9,403
Debt	$8,558	$8,485
Total Liabilities	$8,558	$8,485
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
A reconciliation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic earnings per share attributable to CNH Industrial N.V.
Net income (loss) attributable to CNH Industrial	$482	$333
Weighted average common shares outstanding—basic (in millions)	1,342	1,356
Basic earnings per share attributable to CNH Industrial N.V.	$0.36	$0.24
Diluted earnings per share attributable to common shareholders
Weighted average common shares outstanding—basic (in millions)	1,342	1,356
Stock compensation plans (1) (in millions)	17	6
Weighted average common shares outstanding—diluted (in millions)	1,359	1,362
Diluted earnings per share attributable to CNH Industrial N.V.	$0.35	$0.24
(1) For the three months ended March 31, 2023, no shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three months ended March 31, 2022, 281,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH Industrial’s defined benefit pension plans and postretirement health and life insurance plans for the three months ended March 31, 2023 and 2022:

	Pension		Healthcare		Other
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost	$2	$3	$1	$1	$1	$2
Interest cost	14	7	2	1	1	—
Expected return on assets	(11)	(12)	(1)	(1)	—	—
Amortization of:
Prior service credit	—	—	(9)	(31)	—	—
Actuarial loss	4	5	—	—	—	—
Net periodic benefit cost	$9	$3	$(7)	$(30)	$2	$2
On February 20, 2018, CNH Industrial announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH Industrial to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented Company retirees. On April 16, 2018, CNH Industrial announced its determination to modify the benefits provided to the applicable retirees (“Benefit Modification”) to make them consistent with the benefits provided to current eligible CNH Industrial retirees who had been represented by the UAW. The Benefit Modification resulted in a reduction of the plan liability by $527 million. This amount was amortized from Other Comprehensive Income ("OCI") to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. For the three months ended March 31, 2023 and 2022, $0 million and $30 million of amortization (“Benefit Modification Amortization”) was recorded as a pre-tax gain in Other, net, respectively.
In 2021, CNH Industrial communicated plan changes for the US retiree medical plan. The plan changes resulted in a reduction of the plan liability by $100 million. This amount will be amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three months ended March 31, 2023 and 2022, $6 million and $6 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rates for the three months ended March 31, 2023 and 2022 were 27.6% and 33.5%, respectively. The effective tax rate for the three months ended March 31, 2023 was negatively impacted by discrete tax expense associated with prior periods. The higher 2022 effective tax rate was similarly impacted by discrete tax expense associated with the derecognition of certain deferred tax assets in Russia and tax reserves recorded on previously claimed tax benefits.
As in all financial reporting periods, the Company assessed the realizability of its deferred tax assets, which relate to multiple tax jurisdictions in all regions of the world. During the three-month period ended March 31, 2023, there were no changes in our assessment of deferred tax asset positions that impacted the Company’s tax rate for the period. During the three-month period ended March 31, 2022, the Company changed its assessment regarding the recognition of its Russian deferred tax assets and applied a full valuation allowance that increased the Company’s prior year effective tax rate by 5.1% for the period.
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
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil specializing in tillage and seeding systems; Miller manufacturing application equipment; and Kongskilde providing tillage, seeding and hay & forage implements. The Raven brand supports digital agriculture, precision technology and the development of autonomous systems.
Construction designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
Financial Services offers retail note and lease financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH Industrial brands' dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH Industrial brand dealers and distributors. Further, Financial Services provides trade receivables factoring services to CNH Industrial companies. The European operations of CNH Industrial Financial Services are supported by the Iveco Group's Financial Services segment. CNH Industrial Financial Services provides financial services to Iveco Group companies in the North America, South America and Asia Pacific regions.
The activities carried out by Agriculture and Construction, as well as corporate functions, are collectively referred to as "Industrial Activities".
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
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Agriculture	$570	$426
Construction	44	32
Unallocated items, eliminations and other	(59)	(29)
Total Adjusted EBIT of Industrial Activities	$555	$429
Financial Services Net Income	78	82
Financial Services Income Taxes	29	36
Interest expense of Industrial Activities, net of interest income and eliminations	(4)	(35)
Foreign exchange gains (losses), net of Industrial Activities	(6)	(13)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	1	38
Restructuring expense of Industrial Activities	(1)	(2)
Other discrete items of Industrial Activities(2)	7	(40)
Income (loss) before taxes	$659	$495
Income tax (expense) benefit	(173)	(159)
Net income (loss)	$486	$336
(1) In the three months ended March 31, 2023, this item includes the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the three months ended March 31, 2022, this item includes the pre-tax gain of $30 million as a result of the 2018 modification of a healthcare plan in the U.S. and a pre-tax gain of $6 million as a result of the amortization over 4 years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S.
(2) In the three months ended March 31, 2023 this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, partially offset by a $6 million loss on the sale of our Russia Financial Services business. In the three months ended March 31, 2022, this item included $44 million of asset write-downs related to our Russian operations, $3.8 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and $7.8 million of income from the two Raven businesses that were held for sale.
9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Retail	$11,716	$11,446
Wholesale	8,225	7,785
Other	33	29
Total	$19,974	$19,260
CNH Industrial provides and administers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through its dealer network, as well as revolving charge account financing. The terms of retail notes and finance leases generally range from two to six years, and interest rates vary depending on the prevailing market interest rates and certain incentive programs offered on behalf of and sustained by Industrial Activities. Revolving charge accounts are generally accompanied by higher interest rates than the Company's other retail financing products, require minimum monthly payments and do not have pre-determined maturity dates.
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH Industrial receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three months ended March 31, 2023 and 2022 relating to the termination of dealer contracts.
Transfers of Financial Assets
As part of its overall funding strategy, CNH Industrial periodically transfers certain receivables into special purpose entities (“SPE”) as part of its asset backed securitization ("ABS") programs or into factoring transactions.
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
Factoring transactions may be either with recourse or without recourse; certain without recourse transfers include deferred payment clauses (for example, when the payment by the factor of a minor part of the purchase price is dependent on the total amount collected from the receivables), requiring first loss cover, meaning that the transferor takes priority participation in the losses, or requires a significant exposure to the cash flows arising from the transferred receivables to be retained. These types of transactions do not qualify for the derecognition of the assets, since the risks and rewards connected with collection are not substantially transferred and, accordingly, CNH Industrial continued to recognize the receivable transferred by this means in its consolidated statement of financial position and recognizes a financial liability of the same amount under asset-backed financing.
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At March 31, 2023 and December 31, 2022, the carrying amount of such restricted assets included in financing receivables above are the following (in millions):

	Restricted Receivables
	March 31, 2023	December 31, 2022
Retail note and finance lease receivables	$6,584	$6,766
Wholesale receivables	5,363	4,582
Total	$11,947	$11,348

Allowance for Credit Losses
Allowance for credit losses (activity) for the three months ended March 31, 2023 is as follows (in millions):

	Three Months Ended March 31, 2023
	Retail	Wholesale
Opening Balance	$270	$64
Provision	17	—
Charge-offs	(11)	—
Recoveries	—	—
Foreign currency translation and other	(12)	(1)
Ending Balance	$264	$63
At March 31, 2023, the allowance for credit losses included a decrease in reserves of $15 million due to the sale of the Russian financial services entities, partially offset by increased specific reserve needs and portfolio growth. CNH Industrial will update the macroeconomic factors in future periods, as warranted. The provision for credit losses is included in selling, general, and administrative expenses.
Allowance for credit losses activity for the three months ended March 31, 2022 is as follows (in millions):

	Three Months Ended March 31, 2022
	Retail	Wholesale
Opening Balance	$220	$65
Provision	12	7
Charge-offs, net of recoveries	(1)	—
Foreign currency translation and other	13	2
Ending Balance	$244	$74
At March 31, 2022, the allowance for credit losses included an increase in reserves primarily due to $15 million for domestic Russian receivables.
Allowance for credit losses activity for the year ended December 31, 2022 is as follows (in millions):

	Twelve Months Ended December 31, 2022
	Retail	Wholesale
Opening Balance	$220	$65
Provision	59	7
Charge-offs, net of recoveries	(17)	(7)
Foreign currency translation and other	8	(1)
Ending Balance	$270	$64
At December 31, 2022, the allowance for credit losses included increases in reserves due to growth in the retail portfolio and additionally included $15 million for domestic Russian receivables, $9 million for the addition of revolving charge accounts in North America and $7 million in China related to Construction customers.
CNH Industrial assesses and monitors the credit quality of its financing receivables based on whether a receivable is classified as Performing or Non-Performing. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. These receivables are generally more than 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended March 31, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at such time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.
The aging of financing receivables and charge-offs as of March 31, 2023 is as follows (in millions):

	March 31, 2023
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Charge-offs
Retail
North America
2023					$650	$—	$650	$—
2022					3,213	2	3,215	5
2021					1,843	1	1,844	1
2020					872	1	873	1
2019					397	—	397	1
Prior to 2019					219	1	220	1
Total	$29	$5	$34	$7,160	$7,194	$5	$7,199	$9
South America
2023					$583	$7	$590	$—
2022					1,128	10	1,138	—
2021					726	5	731	1
2020					406	2	408	—
2019					195	1	196	1
Prior to 2019					220	—	220	—
Total	$30	$1	$31	$3,227	$3,258	$25	$3,283	$2
Asia Pacific
2023					$553	$—	$553	$—
2022					355	—	355	—
2021					206	1	207	—
2020					77	—	77	—
2019					24	—	24	—
Prior to 2019					1	—	1	—
Total	$9	$9	$18	$1,198	$1,216	$1	$1,217	$—
Europe, Middle East, Africa	$—	$—	$—	$5	$5	$12	$17	$—
Total Retail	$68	$15	$83	$11,590	$11,673	$43	$11,716	$11
Wholesale
North America	$—	$—	$—	$3,790	$3,790	$—	$3,790	$—
South America	—	—	—	1,309	1,309	1	1,310	—
Asia Pacific	—	—	—	544	544	—	544	—
Europe, Middle East, Africa	6	—	6	2,575	2,581	—	2,581	—
Total Wholesale	$6	$—	$6	$8,218	$8,224	$1	$8,225	$—

The aging of financing receivables as of December 31, 2022 is as follows (in millions):

	December 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2022					$3,558	$—	$3,558
2021					2,035	1	2,036
2020					994	—	994
2019					472	—	472
2018					225	—	225
Prior to 2018					65	—	65
Total	$42	$16	$58	$7,291	$7,349	$1	$7,350
South America
2022					$1,179	$2	$1,181
2021					725	3	728
2020					408	2	410
2019					207	1	208
2018					116	—	116
Prior to 2018					95	—	95
Total	$12	$—	$12	$2,718	$2,730	$8	$2,738
Asia Pacific
2022					$601	$—	$601
2021					400	1	401
2020					220	1	221
2019					84	—	84
2018					35	—	35
Prior to 2018					3	—	3
Total	$8	$8	$16	$1,327	$1,343	$2	$1,345
Europe, Middle East, Africa	$—	$—	$—	$2	$2	$11	$13
Total Retail	$62	$24	$86	$11,338	$11,424	$22	$11,446
Wholesale
North America	$—	$—	$—	$3,378	$3,378	$—	$3,378
South America	—	—	—	1,416	1,416	—	1,416
Asia Pacific	—	—	—	494	494	—	494
Europe, Middle East, Africa	7	2	9	2,488	2,497	—	2,497
Total Wholesale	$7	$2	$9	$7,776	$7,785	$—	$7,785

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
TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of March 31, 2023 and 2022, CNH Industrial's TDRs were immaterial.

10. INVENTORIES
Inventories as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Raw materials	$2,102	$1,955
Work-in-process	773	471
Finished goods	3,108	2,385
Total inventories	$5,983	$4,811
11. LEASES
Lessee
The Company has mainly operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expense of $1 million and $1 million in the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred operating lease expenses of $19 million and $16 million, respectively.
At March 31, 2023, the Company has recorded approximately $217 million of right-of-use assets and $220 million of related lease liability included in Other Assets and Other Liabilities, respectively. At March 31, 2023, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.7 years and 3.8%, respectively.
During the three months ended March 31, 2023 and 2022 leased assets obtained in exchange for operating lease obligations were $11 million and $11 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $18 million and $16 million as of March 31, 2023 and 2022, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.
12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Equity method	$304	$331
Cost method	53	54
Total	$357	$385

13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

	Agriculture	Construction	Financial Services	Total
	(in millions)
Balance at January 1, 2023	$3,136	$46	$140	$3,322
Acquisition	194	—	—	194
Foreign currency translation and other	(2)	—	—	(2)
Balance at March 31, 2023	$3,328	$46	$140	$3,514
Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurred that would indicate it is more likely than not that the fair value of a reporting unit is less than book value. CNH Industrial performed its most recent annual impairment review as of December 31, 2022 and concluded that there was no impairment to goodwill for any of the reporting entities.
The acquisitions of Augmenta and Bennamann, during the first quarter of 2023, led to the increase in Goodwill for Agriculture of $76 million and $118 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuations of assets acquired, and liabilities assumed have not yet been finalized as of March 31, 2023. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period.
As of March 31, 2023 and December 31, 2022, the Company’s other intangible assets and related accumulated amortization consisted of the following:

		March 31, 2023			December 31, 2022
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Other intangible assets subject to amortization:
Dealer networks	15	$291	$244	$47	$291	$242	$49
Patents, concessions, licenses and other	5-25	1,891	1,176	715	1,796	1,153	643
		2,182	1,420	762	2,087	1,395	692
Other intangible assets not subject to amortization:
In-process research and development		165		165	165		165
Trademarks		272	—	272	272	—	272
Total Other intangible assets		$2,619	$1,420	$1,199	$2,524	$1,395	$1,129

During the first quarter of 2023, the Company recorded $81 million in intangible assets based on the preliminary valuation for the Augment and Bennamann acquisitions. The valuation of assets acquired, and liabilities assumed has not been finalized as of March 31, 2023. The intangible assets associated with the acquisitions are subject to adjustment during the measurement period.
CNH Industrial recorded amortization expense of $38 million and $32 million for the three months ended March 31, 2023 and 2022, respectively.

14. OTHER LIABILITIES
A summary of Other liabilities as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Warranty and campaign programs	$551	$544
Marketing and sales incentive programs	1,688	1,556
Tax payables	514	506
Accrued expenses and deferred income	787	700
Accrued employee benefits	410	535
Lease liabilities	220	228
Legal reserves and other provisions	281	263
Contract reserve	4	16
Contract liabilities	37	33
Restructuring reserve	25	30
Other	422	436
Total	$4,939	$4,847
Warranty and Campaign Programs
CNH Industrial pays for basic warranty and other service action costs. A summary of recorded activity for the three months ended March 31, 2023 and 2022 for the basic warranty and accruals for campaign programs are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance at beginning of period	$544	$526
Current year additions	109	68
Claims paid	(107)	(95)
Currency translation adjustment and other	5	2
Balance at end of period	$551	$501
Restructuring Expense
The Company incurred restructuring expenses of $1 million and $2 million during the three months ended March 31, 2023 and 2022, respectively.
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
Although the ultimate outcome of legal matters pending against CNH Industrial and its subsidiaries cannot be predicted, CNH Industrial believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on its condensed consolidated financial statements.

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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of March 31, 2023 and December 31, 2022, environmental reserves of approximately $27 million and $25 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigations
Iveco Follow-on Damages Claims: in 2011 Iveco S.p.A. (“Iveco”), which, following the Demerger, is now part of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the “Decision”). Following the Decision, the Company, Iveco and Iveco Magirus AG (“IMAG”) have been named as defendants in proceedings across Europe. The consummation of the Demerger will not allow CNH Industrial to be excluded from current and future follow-on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. In the event one or more of these judicial proceedings would result in a decision against CNH Industrial ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, and Iveco and IMAG do not comply with such decisions, as a result of various intercompany arrangements, then CNH Industrial will ultimately have recourse against Iveco and IMAG for the reimbursement of the damages effectively paid to such claimants. The extent and outcome of these claims cannot be predicted at this time. The Company believes that the risk of either Iveco or IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote.
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

Guarantees
CNH Industrial provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of March 31, 2023 and December 31, 2022 totaling of $13 million and $19 million, respectively.
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
Derivatives
CNH Industrial utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. CNH Industrial designates derivatives that are effective at reducing the risk associated with the exposure being hedged as accounting hedges at the inception of the contract and does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the condensed consolidated statements of cash flows.
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
All of CNH Industrial’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s foreign exchange derivatives was $7.7 billion and $5.9 billion at March 31, 2023 and December 31, 2022, respectively.
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
CNH Industrial also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH Industrial’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three months ended March 31, 2023 and 2022.
All of CNH Industrial’s interest rate derivatives outstanding as of March 31, 2023 and December 31, 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s interest rate derivatives was approximately $7.4 billion and $6.4 billion at March 31, 2023 and December 31, 2022, respectively.
As a result of the reform and replacement of specific benchmark interest rates, uncertainty remains regarding the timing and exact nature of those changes. At March 31, 2023, the notional amount of hedging instruments that could be affected by the reform of benchmark interest rates is $0.9 billion.

Financial Statement Impact of CNH Industrial Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three months ended March 31, 2023 and 2022 (in millions):

		Recognized in Net Income
For the Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2023
Foreign exchange contracts	$15
		Net sales	(1)
		Cost of goods sold	(27)
		Other, net	7
Interest rate contracts	(22)	Interest expense	5
Total	$(7)		$(16)
2022
Foreign exchange contracts	$(150)
		Net sales	1
		Cost of goods sold	(17)
		Other, net	(10)
Interest rate contracts	37	Interest expense	8
Total	$(113)		$(18)
The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the three months ended March 31, 2023 and 2022:

In Millions	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(7)	4	(3)
Net losses reclassified from accumulated other comprehensive income into income	16	(2)	14
Accumulated derivative net losses as of March 31, 2023	$80	$(25)	$55

In Millions	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	19	—	19
Net changes in fair value of derivatives	(113)	2	(111)
Net losses reclassified from accumulated other comprehensive income into income	18	(2)	16
Accumulated derivative net losses as of March 31, 2022	$(79)	$(14)	$(93)
The following tables summarize the impact that changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended March 31,
	Classification of Gain (Loss)	2023	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$16	$(55)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(24)	$(47)

The fair values of CNH Industrial’s derivatives as of March 31, 2023 and December 31, 2022 in the condensed consolidated balance sheets are recorded as follows:

	March 31, 2023		December 31, 2022
in millions of dollars	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	55	Derivative assets	77
Foreign currency contracts	Derivative assets	81	Derivative assets	70
Total derivative assets designated as hedging instruments		136		147
Interest rate contracts	Derivative liabilities	96	Derivative liabilities	106
Foreign currency contracts	Derivative liabilities	41	Derivative liabilities	56
Total derivative liabilities designated as hedging instruments		137		162
Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	24	Derivative assets	28
Foreign currency contracts	Derivative assets	19	Derivative assets	14
Total derivative assets not designated as hedging instruments		43		42
Interest rate contracts	Derivative liabilities	24	Derivative liabilities	28
Foreign currency contracts	Derivative liabilities	16	Derivative liabilities	14
Total derivative liabilities not designated as hedging instruments		40		42
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

	Level 1		Level 2		Total
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Assets
Foreign exchange derivatives	$—	$—	$100	$84	$100	$84
Interest rate derivatives	—	—	79	105	79	105
Total Assets	$—	$—	$179	$189	$179	$189
Liabilities
Foreign exchange derivatives	$—	$—	$57	$70	$57	$70
Interest rate derivatives	—	—	120	134	120	134
Total Liabilities	$—	$—	$177	$204	$177	$204

Items Measured at Fair Value on a Non-Recurring Basis
The Company recorded fixed asset write-downs of $17 million related to the suspension of operations in Russia during the three months ended March 31, 2022.
The following tables present the fair value for nonrecurring Level 3 measurements from impairments recorded in the quarter ended March 31, 2023 and 2022. No impairments were recorded subsequent to March 31, 2022.

	Fair Value		Losses
	2023	2022	2023	2022
	(in millions)
Property, plant and equipment	$—	$7	$—	$17
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
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financing receivables	$19,974	$19,673	$19,260	$18,827
Debt	$23,552	$23,458	$22,962	$22,651
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

	Three Months Ended March 31, 2023
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$9	$1	$10
Changes in retirement plans’ funded status	(6)	1	(5)
Foreign currency translation	(33)	—	(33)
Share of other comprehensive income (loss) of entities using the equity method	(9)	—	(9)
Other comprehensive income (loss)	$(39)	$2	$(37)

	Three Months Ended March 31, 2022
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(95)	$—	$(95)
Changes in retirement plans’ funded status	(34)	9	(25)
Foreign currency translation	259	—	259
Share of other comprehensive income (loss) of entities using the equity method	(9)	—	(9)
Other comprehensive income (loss)	$121	$9	$130

The changes, net of tax, in each component of accumulated other comprehensive income (loss) consisted of the following (in millions):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance, January 1, 2022	$2	$(324)	$(1,951)	$(224)	$(2,497)
Other comprehensive income (loss), before reclassifications	(111)	8	259	(9)	147
Amounts reclassified from other comprehensive income	16	(33)	—	—	(17)
Other comprehensive income (loss)*	(95)	(25)	259	(9)	130
Balance, March 31, 2022	$(93)	$(349)	$(1,692)	$(233)	$(2,367)

Balance, January 1, 2023	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications	(4)	(1)	(34)	(9)	(48)
Amounts reclassified from other comprehensive income	14	(4)	—	—	10
Other comprehensive income (loss)*	10	(5)	(34)	(9)	(38)
Balance, March 31, 2023	$56	$(290)	$(1,834)	$(248)	$(2,316)
(*)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of $1 million and $0 million for the three months ended March 31, 2023 and 2022, respectively.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three months ended March 31, 2023 and 2022 consisted of the following:

	Amounts Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations Line
	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flow hedges	$1	$(1)	Net sales
	27	17	Cost of goods sold
	(7)	10	Other, net
	(5)	(8)	Interest expense
	(2)	(2)	Income taxes
	$14	$16
Change in retirement plans’ funded status:
Amortization of actuarial losses	$4	$5	*
Amortization of prior service cost	(9)	(31)	*
	1	(7)	Income taxes
	$(4)	$(33)
Total reclassifications, net of tax	$10	$(17)
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
18. RELATED PARTY INFORMATION
As of March 31, 2023, CNH Industrial’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. (formerly Fiat Chrysler Automobiles N.V. which, effective January 16, 2021, merged with Peugeot S.A. by means of a cross-border legal merger) and its subsidiaries and affiliates ("Stellantis") and Iveco

Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH Industrial.
As of March 31, 2023, EXOR N.V. held 42.9% of CNH Industrial’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH Industrial’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial as of March 31, 2023. In addition, CNH Industrial engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH Industrial has a significant influence or joint control.
The Company’s Audit Committee reviews and approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of March 31, 2023 and December 31, 2022, among other things, EXOR N.V. managed a portfolio that includes investments in Stellantis, Iveco Group and Ferrari. CNH Industrial did not enter into any significant transactions with EXOR N.V. during the three months ended March 31, 2023 and 2022.
In connection with the establishment of Fiat Industrial (now CNH Industrial) through the demerger from Fiat (which was subsequently merged into Fiat Chrysler Automobiles N.V. which is now Stellantis), the two companies entered into a Master Services Agreement (“Stellantis MSA”) which sets forth the primary terms and conditions pursuant to which the service provider subsidiaries of CNH Industrial and Stellantis provide services to the service receiving subsidiaries. As structured, the applicable service provider and service receiver subsidiaries become parties to the Stellantis MSA through the execution of an Opt-in letter that may contain additional terms and conditions. Pursuant to the Stellantis MSA, service receivers are required to pay to service providers the actual cost of the services plus a negotiated margin. During the three months ended March 31, 2023 and 2022, Stellantis subsidiaries provided CNH Industrial with administrative services such as accounting, maintenance of plant and equipment, security, information systems and training under the terms and conditions of the Stellantis MSA and the applicable Opt-in letters.
Furthermore, CNH Industrial and Stellantis engage in other minor transactions in the ordinary course of business.
These transactions with Stellantis are reflected in the Company’s condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net sales	$—	$—
Cost of goods sold	$4	$5
Selling, general and administrative expenses	$12	$13

	March 31, 2023	December 31, 2022
	(in millions)
Trade receivables	$—	$—
Trade payables	$18	$14
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
Financial Service Agreement: in relation to certain financial services activities carried out by either CNH Industrial to Iveco Group or vice versa, in connection with the execution of the Demerger Deed, CNH Industrial and Iveco Group entered into a three-year Master Services Agreement (“FS MSA”), whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers.
The transactions with Iveco Group post-Demerger are reflected in the Condensed Combined Financial Statements as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net sales	$20	$—
Cost of goods sold	$255	$260

	March 31, 2023	December 31, 2022
	(in millions)
Trade receivables	$18	$21
Receivables from Iveco Group N.V.	$255	$298
Trade payables	$221	$184
Payables to Iveco Group N.V.	$57	$156
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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net sales	$133	$126
Cost of goods sold	$150	$121

	March 31, 2023	December 31, 2022
	(in millions)
Trade receivables	$2	$—
Trade payables	$72	$100
At March 31, 2023 and December 31, 2022, CNH Industrial had provided guarantees totaling $13 million and $19 million, respectively, on certain commitments of its affiliate CNH Industrial Capital Europe S.a.S.
19. SUBSEQUENT EVENTS
On April 10, 2023, CNH Industrial Capital LLC completed its notes offering of $600 million in aggregate principal amount of 4.550% notes due 2028, with an issue price of 98.857%.
On May 3, 2023, the Company paid a dividend of €0.36 per share ($0.39398 per share for shareholders holding shares traded on the New York Stock Exchange). The total dividend distribution was €483 million or $527 million.

On April 19, 2023 CNH Industrial announced the divestiture of its business activities in Russia for a total consideration of approximately $60 million. Until March of 2022, the Company operated a corporate office in the Moscow region through which it managed the import and distribution of its products in Russia, regional business activities and commercial financing. Its industrial footprint included manufacturing sites for agricultural equipment and implements and construction equipment, and a parts depot. The Russian operations revenue and earnings were not material to CNH Industrial's operating results. During the quarter ended March 31, 2022, CNH Industrial recorded charges of $71 million related to assets write down, financial receivable allowances, and a valuation allowance against deferred tax assets. The Company expects that it will take additional pre-tax charges of $10 million to $20 million in connection with the divestiture of the Industrial Activities business in 2023.

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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements in this report, as well as our annual report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") filed with the U.S. Securities and Exchange Commission (“SEC”). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada, and Mexico;
•Europe, Middle East, and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Turkey, Uzbekistan, Pakistan, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia, and Oceania.
Non-GAAP Financial Measures
CNH Industrial monitors its operations through the use of several non-GAAP financial measures. CNH Industrial’s management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers’ ability to assess CNH Industrial’s financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as to make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP.
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
Free Cash Flow of Industrial Activities
Free Cash Flow of Industrial Activities (or Industrial Free Cash Flow) refers to Industrial Activities, only, and is computed as consolidated cash flow from operating activities less: cash flow from operating activities of Financial Services; investments of Industrial Activities in assets sold under operating leases, property, plant and equipment and intangible assets; change in derivatives hedging debt of Industrial Activities; and other changes and intersegment eliminations.
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
Global Business Conditions
In combination with the economic recovery from the pandemic and repercussions from geopolitical events, including the war in Ukraine, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. For example, the Company experienced supply chain disruptions and inflationary pressures in 2022 and these trends are expected to persist into 2023. Further, these factors lead to inefficiencies in our manufacturing operations and impact costs. We continue to work to mitigate the impact of these issues in order to meet end-market demand. We will continue to monitor the situation as conditions remain fluid and evolve.
In addition, the Company continues to monitor global economic conditions and the impact of macroeconomic pressures, including repercussions from rising interest rates, fluctuating currency exchange rates, inflation and recession fears, on the Company’s business, customers and suppliers.
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company’s Form 10-K for the year ended December 31, 2022.
During the first quarter of 2022, CNH Industrial announced it had suspended non-domestic operations in Russia. As a result of the suspension, the Company evaluated the carrying value of assets held within the Company's Russia operations. Upon completion of the evaluation, during the quarter ended March 31, 2022, the Company recorded charges of $71 million related to asset write downs, financial receivable allowances and a valuation allowance against deferred tax assets. During the first quarter of 2023, CNH Industrial sold its Russia Financial Services business at a loss of $6 million.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Consolidated Results of Operations

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues:
Net sales	$4,776	$4,180
Finance, interest and other income	566	465
Total Revenues	5,342	4,645
Costs and Expenses:
Cost of goods sold	3,611	3,286
Selling, general and administrative expenses	438	378
Research and development expenses	231	184
Restructuring expenses	1	2
Interest expense	272	138
Other, net	163	183
Total Costs and Expenses	4,716	4,171
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	626	474
Income tax (expense) benefit	(173)	(159)
Equity in income of unconsolidated subsidiaries and affiliates	33	21
Net income	486	336
Net income attributable to noncontrolling interests	4	3
Net income attributable to CNH Industrial N.V.	$482	$333
Revenues
We recorded revenues of $5,342 million for the three months ended March 31, 2023, an increase of 15.0% (up 17.4% on a constant currency basis) compared to the three months ended March 31, 2022. Net sales were $4,776 million in the three months ended March 31, 2023, an increase of 14.3% (up 16.7% on a constant currency basis) compared to the three months ended March 31, 2022. These increases were due to favorable price realization and higher sales volume.
Cost of Goods Sold
Cost of goods sold was $3,611 million for the three months ended March 31, 2023 compared with $3,286 million for the three months ended March 31, 2022. As a percentage of net sales of Industrial Activities, cost of goods sold was 75.6% in the three months ended March 31, 2023 (78.6% for the three months ended March 31, 2022), as a result of favorable price realization offset by continued increases in costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $438 million during the three months ended March 31, 2023 (8.2% of total revenues), up $60 million compared to the three months ended March 31, 2022 (8.1% of total revenues).
Research and Development Expenses
For the three months ended March 31, 2023, research and development expenses were $231 million compared to $184 million for the three months ended March 31, 2022. The expense for the three months ended March 31, 2023 and 2022 was primarily attributable to continued investment in new products, technologies, and digital growth.
Restructuring Expenses
Restructuring expenses for the three months ended March 31, 2023 were $1 million, compared to $2 million for the three months ended March 31, 2022.

Interest Expense
Interest expense was $272 million for the three months ended March 31, 2023 compared to $138 million for the three months ended March 31, 2022. The interest expense attributable to Industrial Activities for the three months ended March 31, 2023, net of interest income and eliminations, was $4 million, compared to $35 million in the three months ended March 31, 2022.
Other, net
Other, net expenses were $163 million for the three months ended March 31, 2023 and included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann, partially offset by a $6 million loss on the sale of our Russia Financial Services business and foreign exchange losses of $6 million.
Other, net expenses were $183 million for the three months ended March 31, 2022 and include $3.8 million of separation costs incurred in connection with our spin-off of the Iveco Group Business, a pre-tax gain of $30 million ($22 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, $7.8 million ($5.8 million after-tax) of income from the two Raven businesses that were held for sale, and foreign exchange losses of $13 million.
Income Taxes

	Three Months Ended March 31,
	2023	2022
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$626	$474
Income tax (expense) benefit	$(173)	$(159)
Effective tax rate	27.6%	33.5%
Income tax expense for the three months ended March 31, 2023 was $173 million compared to $159 million for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and 2022 were 27.6% and 33.5%, respectively.
The effective tax rate for the three months ended March 31, 2023 was negatively impacted by discrete tax expense associated with prior periods. The effective tax rate for the three months ended March 31, 2022 was negatively impacted by increased pre-tax losses for which deferred tax assets were not recognized, the de-recognition of certain deferred tax assets, and increased charges for unrecognized tax benefits. The additional pre-tax losses and de-recognition of deferred tax assets related to the Company’s Russian operations and increased the Company’s current period effective tax rate by 5.1%.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $33 million and $21 million for the three months ended March 31, 2023 and 2022, respectively.
Net Income
Net income was $486 million for the three months ended March 31, 2023, compared to net income of $336 million for the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 included pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann, partially offset by a $6 million loss on the sale of our Russia Financial Services and restructuring expenses of $1 million.
Net income was $336 million for the three months ended March 31, 2022 and included a pre-tax gain of $30 million ($22 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and $7.8 million ($5.8 million after-tax) of income from the two Raven Businesses that are held for sale, partially offset by a charge of $71 million related to asset write-downs, financial receivable allowances and valuation allowances on deferred tax assets as a result of the suspension of operations in Russia, separation costs in connection with the spin-off of the On-Highway business of $3.8 million and restructuring expenses of $2 million.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments.

	Three Months Ended March 31,
	2023	2022	% Change	% Change Excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$3,927	$3,377	16.3%	18.9%
Construction	849	803	5.7%	7.5%
Eliminations and other	—	—
Total Net sales of Industrial Activities	4,776	4,180	14.3%	16.7%
Financial Services	549	466	17.8%	19.3%
Eliminations and other	17	(1)
Total Revenues	$5,342	$4,645	15.0%	17.4%

	Three Months Ended March 31,
	2023	2022	$ Change	2023 Adj EBIT Margin	2022 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT by segment:
Agriculture	$570	$426	$144	14.5%	12.6%
Construction	44	32	12	5.2%	4.0%
Unallocated items, eliminations and other	(59)	(29)	(30)
Total Adjusted EBIT of Industrial Activities	$555	$429	$126	11.6%	10.3%
Net sales of Industrial Activities were $4,776 million during the three months ended March 31, 2023, an increase of 14.3% compared to the three months ended March 31, 2022 (up 16.7% on a constant currency basis), due to favorable price realization and higher sales volume.
Adjusted EBIT of Industrial Activities was $555 million during the three months ended March 31, 2023, compared to an adjusted EBIT of $429 million during the three months ended March 31, 2022. The increase in adjusted EBIT was primarily attributable to gross margin improvement in our Agriculture and Construction segments.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:
Agriculture Sales—by geographic region

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	% Change
North America	$1,488	$1,176	26.5%
Europe, Middle East, and Africa	1,347	1,195	12.7%
South America	730	692	5.5%
Asia Pacific	362	314	15.3%
Total	$3,927	$3,377	16.3%

Agriculture's net sales totaled $3,927 million in the three months ended March 31, 2023, an increase of 16.3% compared to the three months ended March 31, 2022 (up 18.9% on a constant currency basis). Net sales increased due to favorable price realization, higher volume and favorable mix.
In North America, industry volume was up 19% year over year in the first quarter 2023 for tractors over 140 HP and was down 16% for tractors under 140 HP; combines were up 116% from a severely disrupted industry in the first quarter of 2022. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 5% and up 7%, respectively, which included Europe tractor and combine demand down 2% and up 62%, respectively. South America tractor demand was down 6% and combine demand was up 16%. Asia Pacific tractor demand was up 6% and combine demand was down 3%.
Adjusted EBIT
Adjusted EBIT was $570 million in the three months ended March 31, 2023, compared to $426 million in the three months ended March 31, 2022. The $144 million increase was mostly driven by gross margin improvement. Adjusted EBIT margin was 14.5%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:
Construction Sales—by geographic region

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	% Change
North America	$463	$394	17.5%
Europe, Middle East, and Africa	213	202	5.4%
South America	109	133	(18.0)%
Asia Pacific	64	74	(13.5)%
Total	$849	$803	5.7%
Construction's net sales totaled $849 million in the three months ended March 31, 2023, an increase of 5.7% compared to the three months ended March 31, 2022 (up 7.5% on a constant currency basis), driven by positive volume and mix mainly in North America and Europe and favorable price realization; partially offset by lower net revenue from South America, and ceased activities in China and Russia.
Global industry volume for construction equipment decreased in both Heavy and Light sub-segments year over year in the first quarter, with Heavy down 16% and Light down 4%. Aggregated demand decreased 1% in EMEA, increased 2% in North America, decreased 24% in South America and decreased 19% for Asia Pacific (excluding China, Asia Pacific markets decreased 2%).
Adjusted EBIT
Adjusted EBIT was $44 million in the three months ended March 31, 2023, compared to $32 million in the three months ended March 31, 2022. The improvement was due to favorable volume and mix and positive price realization, partially offset by higher raw material costs and manufacturing costs. Adjusted EBIT margin was 5.2%.
Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $549 million in the three months ended March 31, 2023, up 17.8% compared to the three months ended March 31, 2022 (up 19.3% on a constant currency basis), due to favorable volumes and higher base rates across all regions, partially offset by lower used equipment sales due to diminished inventory levels.
Net Income
Net income of Financial Services was $78 million in the three months ended March 31, 2023, a decrease of $4 million compared to the three months ended March 31, 2022, primarily due to margin compression in North America, higher risk costs, and increased labor costs, partially offset by favorable volumes in all regions.
In the first quarter of 2023, retail loan originations, including unconsolidated joint ventures, were $2.2 billion, up $0.1 billion compared to the first quarter of 2022. The managed portfolio (including unconsolidated joint ventures) was $24.5 billion as of March

2023 (of which retail was 66% and wholesale was 34%), up $3.7 billion compared to March 31, 2022 (up $4.5 billion on a constant currency basis).
At March 31, 2023, the receivables balance greater than 30 days past due as a percentage of receivables was 1.4% (1.3% as of March 31, 2022).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Agriculture	$570	$426
Construction	44	32
Unallocated items, eliminations and other	(59)	(29)
Total Adjusted EBIT of Industrial Activities	$555	$429
Financial Services Net Income	78	82
Financial Services Income Taxes	29	36
Interest expense of Industrial Activities, net of interest income and eliminations	(4)	(35)
Foreign exchange gains (losses), net of Industrial Activities	(6)	(13)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	1	38
Restructuring expense of Industrial Activities	(1)	(2)
Other discrete items of Industrial Activities(2)	7	(40)
Income (loss) before taxes	$659	$495
Income tax (expense) benefit	(173)	(159)
Net income (loss)	$486	$336
(1) In the three months ended March 31, 2023, this item included the pre-tax gain of $6 million as a result of the amortization over the four years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the three months ended March 31, 2022, this item included the pre-tax gain of $30 million as a result of the 2018 modification of a healthcare plan in the U.S. and a pre-tax gain of $6 million as a result of the amortization over four years of the $101 million positive impact from 2021 modifications of a healthcare plan in the U.S.
(2) In the three months ended March 31, 2023, this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, partially offset by a $6 million loss on the sale of our Russian Financial Services. In the three months ended March 31, 2022, this item included $44 million of asset write-downs, $3.8 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and $7.8 million of income from the two Raven businesses that were held for sale.

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

	Statement of Operations
	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Revenues
Net sales	$4,776	$—	$—		$4,776	$4,180	$—	$—		$4,180
Finance, interest and other income	57	549	(40)	(2)	566	10	466	(11)	(2)	465
Total Revenues	$4,833	$549	$(40)		$5,342	$4,190	$466	$(11)		$4,645
Costs and Expenses
Cost of goods sold	$3,611	$—	$—		$3,611	$3,286	$—	$—		$3,286
Selling, general & administrative expenses	387	51	—		438	329	49	—		378
Research and development expenses	231	—	—		231	184	—	—		184
Restructuring expenses	1	—	—		1	2	—	—		2
Interest expense	61	251	(40)	(3)	272	45	104	(11)	(3)	138
Other, net	20	143	—		163	(17)	200	—		183
Total Costs and Expenses	$4,311	$445	$(40)		$4,716	$3,829	$353	$(11)		$4,171
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	522	104	—		626	361	113	—		474
Income tax (expense) benefit	(144)	(29)	—		(173)	(123)	(36)	—		(159)
Equity in income of unconsolidated subsidiaries and affiliates	30	3	—		33	16	5	—		21
Net income (loss)	$408	$78	$—		$486	$254	$82	$—		$336
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of Financial Services' interest income earned from Industrial Activities.
(3) Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	March 31, 2023					December 31, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2,786	$427	$—		$3,213	$3,802	$574	$—		$4,376
Restricted cash	163	629	—		792	158	595	—		753
Trade receivables, net	160	5	(6)	(2)	159	175	3	(6)	(2)	172
Financing receivables, net	999	19,973	(998)	(3)	19,974	898	19,313	(951)	(3)	19,260
Receivables from Iveco Group N.V.	181	74	—		255	234	64	—		298
Inventories, net	5,973	10	—		5,983	4,798	13	—		4,811
Property, plant and equipment, net	1,574	—	—		1,574	1,532	—	—		1,532
Investments in unconsolidated subsidiaries and affiliates	239	118	—		357	272	113	—		385
Equipment under operating leases	29	1,441	—		1,470	29	1,473	—		1,502
Goodwill, net	3,374	140	—		3,514	3,182	140	—		3,322
Other intangible assets, net	1,176	23	—		1,199	1,105	24	—		1,129
Deferred tax assets	482	113	(161)	(4)	434	440	107	(114)	(4)	433
Derivative assets	101	94	(16)	(5)	179	82	128	(21)	(5)	189
Other assets	1,360	156	(53)	(2)	1,463	1,172	126	(79)	(2)	1,219
TOTAL ASSETS	$18,597	$23,203	$(1,234)		$40,566	$17,879	$22,673	$(1,171)		$39,381
LIABILITIES AND EQUITY
Debt	5,041	19,509	(998)	(3)	23,552	4,972	18,941	(951)	(3)	22,962
Payables from Iveco Group N.V.	5	52	—		57	5	151	—		156
Trade payables	3,717	186	(6)	(2)	3,897	3,492	216	(6)	(2)	3,702
Deferred tax liabilities	8	197	(161)	(4)	44	4	195	(114)	(4)	85
Pension, postretirement and other postemployment benefits	444	5	—		449	444	5	—		449
Derivative liabilities	104	89	(16)	(5)	177	132	93	(21)	(5)	204
Other liabilities	4,173	819	(53)	(2)	4,939	4,139	787	(79)	(2)	4,847
TOTAL LIABILITIES	$13,492	$20,857	$(1,234)		$33,115	$13,188	$20,388	$(1,171)		$32,405
Redeemable noncontrolling interest	52	—	—		52	49	—	—		49
Equity	5,053	2,346	—		7,399	4,642	2,285	—		6,927
TOTAL LIABILITIES AND EQUITY	$18,597	$23,203	$(1,234)		$40,566	$17,879	$22,673	$(1,171)		$39,381
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
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Operating activities:
Net income (loss)	$408	$78	$—		$486	$254	$82	$—		$336
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	85	1	—		86	82	1	—		83
Depreciation and amortization expense of assets under operating lease	1	45	—		46	1	53	—		54
(Gain) loss from disposal of assets	6	—	—		6	—	—	—		—
Undistributed income (loss) of unconsolidated subsidiaries	12	(3)	—		9	41	(4)	(25)	(2)	12
Other non-cash items	14	18	—		32	36	19	—		55
Changes in operating assets and liabilities:
Provisions	114	(1)	—		113	(163)	—	—		(163)
Deferred income taxes	(56)	4	—		(52)	43	(15)	—		28
Trade and financing receivables related to sales, net	9	(365)	1	(3)	(355)	81	(175)	(1)	(3)	(95)
Inventories, net	(1,150)	93	—		(1,057)	(1,131)	146	—		(985)
Trade payables	203	(31)	—		172	25	(3)	8	(3)	30
Other assets and liabilities	(189)	3	(1)	(3)	(187)	(252)	17	(7)	(3)	(242)
Net cash provided by operating activities	$(543)	$(158)	$—		$(701)	$(983)	$121	$(25)		$(887)
Investing activities:
Additions to retail receivables	—	(1,601)	—		(1,601)	—	(1,252)	—		(1,252)
Collections of retail receivables	—	1,376	—		1,376	—	1,147	—		1,147
Proceeds from sale of assets excluding assets sold under operating leases	—	—	—		—	1	—	—		1
Expenditures for property, plant and equipment and intangible assets excluding assets under operating lease	(90)	—	—		(90)	(52)	(1)	—		(53)
Expenditures for assets under operating lease	(4)	(103)	—		(107)	(2)	(122)	—		(124)
Other	(345)	18	—		(327)	(553)	(145)	—		(698)
Net cash used in investing activities	$(439)	$(310)	$—		$(749)	$(606)	$(373)	$—		$(979)
Financing activities:
Proceeds from long-term debt	—	995	—		995	—	1,691	—		1,691
Payments of long-term debt	(3)	(1,037)	—		(1,040)	(83)	(1,681)	—		(1,764)
Net increase (decrease) in other financial liabilities	23	397	—		420	42	117	—		159
Dividends paid	(1)	—	—		(1)	(1)	(25)	25	(2)	(1)
Other	(71)	—	—		(71)	(20)	—	—		(20)
Net cash provided by (used in) financing activities	$(52)	$355	$—		$303	$(62)	$102	$25		$65
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	23	—	—		23	(8)	25	—		17
Increase (decrease) in cash and cash equivalents	$(1,011)	$(113)	$—		$(1,124)	$(1,659)	$(125)	$—		$(1,784)
Cash and cash equivalents, beginning of year	$3,960	$1,169	$—		$5,129	$4,514	$1,331	$—		$5,845
Cash and cash equivalents, end of period	$2,949	$1,056	$—		$4,005	$2,855	$1,206	$—		$4,061
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
B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in Part 1, Item 5. Operating and Financial Review and Prospects - Application of Critical Accounting Estimates of our 2022 Annual report. There have been no material changes to these estimates.
C. LIQUIDITY AND CAPITAL RESOURCES
The following discussion of liquidity and capital resources principally focuses on our condensed consolidated statement of cash flows and our condensed consolidated statement of financial position. Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH Industrial, focuses on cash preservation and leveraging its good access to funding in order to maintain solid financial strength and liquidity.
Cash Flow Analysis
At March 31, 2023, Cash and cash equivalents and Restricted cash were $4,005 million, a decrease of $1,124 million from $5,129 million at December 31, 2022, primarily due to operating activities cash absorption in the period, receivables portfolio absorption, investment in Property, plant and equipment, and investments in Consolidated subsidiaries and other equity investments.
At March 31, 2023, Cash and cash equivalents were $3,213 million ($4,376 million at December 31, 2022) and Restricted cash was $792 million ($753 million at December 31, 2022), respectively. Undrawn medium-term unsecured committed facilities were $5,073 million ($5,061 million at December 31, 2022) and other current financial assets were $400 million ($300 million at December 31, 2022). At March 31, 2023, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, other current financial assets, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $9,676 million ($10,632 million at December 31, 2022). At March 31, 2023, this amount also included $198 million net financial receivables from Iveco Group ($142 million net financial payables at December 31, 2022) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash used by operating activities in the three months ended March 31, 2023 totaled $701 million and primarily comprised the following elements:
▪$486 million net income;
▪plus $132 million in non-cash charges for depreciation and amortization ($86 million excluding equipment on operating leases);
▪plus $32 million in Other non-cash items primarily due to share-based payments and write downs of assets under operating leases.
▪plus change in provisions of $113 million;
▪less $1,427 million in change in working capital.
In the three months ended March 31, 2022, cash used by operating activities was $887 million, primarily as a result of a $1,292 million change in working capital, partially offset by $137 million in non-cash charges for depreciation and $55 million in Other non-cash items primarily due to share-based payments and write downs of assets under operating leases.
Net Cash from Investing Activities
Net cash used in investing activities was $749 million in the three months ended March 31, 2023 and was primarily due to expenditures for assets under operating leases ($107 million), expenditures for property, plant and equipment and intangible assets, net of assets under operating lease ($90 million), additions to retail receivables ($225 million) and cash paid for acquisitions/investments of third party businesses ($137 million).
Net cash used in investing activities was $979 million in the three months ended March 31, 2022 and was primarily due to payment to Iveco Group of the $502 million debt with Iveco Group outstanding at December 31, 2021, new net receivable/payables with Iveco Group of $250 million incurred during the quarter, expenditures for assets under operating leases ($124 million), and addition to retail receivables ($105 million).
Net Cash from Financing Activities
Net cash provided by financing activities was $303 million in the three months ended March 31, 2023 compared to $65 million in the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was primarily due to the changes in debt.

Debt
Our consolidated debt as of March 31, 2023 and December 31, 2022 was as follows:

	Consolidated		Industrial Activities		Financial Services
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Total Debt including Payables to Iveco Group	$23,609	$23,118	$5,046	$4,977	$19,561	$19,092
A summary of total debt as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023			December 31, 2022
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
	(in millions)
Total bonds	$4,920	$4,062	$8,982	$4,836	$4,046	$8,882
Asset-backed debt	—	9,775	9,775	—	9,751	9,751
Other debt	105	4,690	4,795	73	4,256	4,329
Intersegment debt	16	982	—	63	888	—
Total Debt	5,041	19,509	23,552	4,972	18,941	22,962
Payables to Iveco Group	5	52	57	5	151	156
Total Debt (including Payables to Iveco Group)	$5,046	$19,561	$23,609	$4,977	$19,092	$23,118

A summary of issued bonds outstanding as of March 31, 2023 is as follows:

	Currency	Face value of outstanding bonds (in millions)	Coupon	Maturity	Outstanding amount ($ millions)
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	369	2.875%	May 17, 2023	401
CNH Industrial Finance Europe S.A. (1)	EUR	750	0.000%	April 1, 2024	816
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	707
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	109
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	544
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	652
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	54
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	544
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	54
Other Bonds:
CNH Industrial N.V. (2)	USD	600	4.500%	August 15, 2023	600
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(61)
Total Industrial Activities					$4,920
Financial Services
CNH Industrial Capital LLC	USD	600	1.950%	July 2, 2023	600
CNH Industrial Capital LLC	USD	500	4.200%	January 15, 2024	500
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	221
CNH Industrial Capital Australia Pty Ltd.	AUD	250	1.750%	July 8, 2024	167
CNH Industrial Capital Argentina SA	USD	31	—%	2023/2025	31
Banco CNH Industrial Capital S.A.	BRL	3,077	8.120% 15.350%	2023/2028	606
Hedging effects, bond premium/discount, and unamortized issuance costs					(63)
Total Financial Services					$4,062
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as of March 31, 2023 and December 31, 2022 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Debt are shown below:

	Consolidated		Industrial Activities		Financial Services
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Third party debt	$(23,552)	$(22,962)	$(5,025)	$(4,909)	$(18,527)	$(18,053)
Intersegment notes payable	—	—	(16)	(63)	(982)	(888)
Payable to Iveco Group N.V.	(57)	(156)	(5)	(5)	(52)	(151)
Total Debt(1)	(23,609)	(23,118)	(5,046)	(4,977)	(19,561)	(19,092)
Cash and cash equivalents	3,213	4,376	2,786	3,802	427	574
Restricted cash	792	753	163	158	629	595
Intersegment notes receivable	—	—	982	888	16	63
Receivables from Iveco Group N.V.	255	298	181	234	74	64
Other current financial assets(2)	400	300	400	300	—	—
Derivatives hedging debt	(35)	(43)	(35)	(43)	—	—
Net Cash (Debt)(3)	$(18,984)	$(17,434)	$(569)	$362	$(18,415)	$(17,796)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $16 million and $63 million as of March 31, 2023 and December 31, 2022, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $982 million and $888 million as of March 31, 2023 and December 31, 2022, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(966) million and $(825) million as of March 31, 2023 and December 31, 2022, respectively.
Excluding exchange rate differences of $206 million, Net Debt at March 31, 2023 increased by $1,344 million compared to December 31, 2022, mainly reflecting a Free Cash Flow absorption from Industrial Activities of $(673) million and the increase in portfolio receivables of Financial Services of $570 million.
The following table shows the Free cash flow of Industrial Activities for the three months ended March 31, 2023 and 2022:

(in millions)	March 31, 2023	March 31, 2022
Adjusted EBIT of Industrial Activities	$555	$429
Depreciation and amortization	85	82
Depreciation of assets under operating leases	1	1
Cash interest and taxes	(106)	(120)
Changes in provisions and similar(1)	45	(99)
Change in working capital	(1,120)	(1,296)
Investments in property, plant and equipment, and intangible assets	(90)	(53)
Other changes	(43)	(3)
Free Cash Flow of Industrial Activities at end of period	$(673)	$(1,059)

(1)    Including other cash flow items related to operating lease.
For the three months ended March 31, 2023, the Free Cash Flow of Industrial Activities was $(673) million, primarily due to the seasonal increase in working capital, partially offset by a positive Adjusted EBIT performance.

The following table shows the change in Net cash provided by (used in) Operating Activities to Free Cash Flow of Industrial Activities for the three months ended March 31, 2023 and 2022:

(in millions)	2023	2022
Net cash provided by (used in) Operating Activities	$(701)	$(887)
Cash flows from Operating Activities of Financial Services net of eliminations	158	(96)
Change in derivatives hedging debt of Industrial Activities and other	7	(18)
Investments in assets sold under operating lease assets of Industrial Activities	(4)	(2)
Investments in property, plant, and equipment, and intangible assets of Industrial Activities	(90)	(53)
Other changes (1)	(43)	(3)
Free Cash Flow of Industrial Activities	$(673)	$(1,059)
(1)    This item primarily includes change in intersegment financial receivables and capital increases in intersegment investments.
In March 2019, CNH Industrial signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of 1-year each, exercisable on the first and second anniversary of the signing date. CNH Industrial exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility will expire in March 2026 for €3,950.5 million; the remaining €49.5 million will mature in March 2025.
Available committed unsecured facilities expiring after twelve months amounted to approximately $5.1 billion at March 31, 2023 ($5.1 billion at December 31, 2022). Total committed secured facilities expiring after twelve months amounted to approximately $3.3 billion at March 31, 2023 ($2.9 billion at December 31, 2022), of which $0.2 billion was available at March 31, 2023 ($0.8 billion at December 31, 2022).
With the strong liquidity position at the end of March 2023 and the demonstrated access to the financial markets, CNH Industrial believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
Please refer to “Note 10: Debt” in our 2022 Annual Report for more information related to our debt and credit facilities.
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
SAFE HARBOR STATEMENT
This Quarterly Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward looking statements, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by the war in the Ukraine; the duration and economic, operational and financial impacts of the global COVID-19 pandemic; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products;

changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH Industrial and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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
Further information concerning CNH Industrial, including factors that potentially could materially affect CNH Industrial’s financial results, is included in CNH Industrial’s reports and filings with the SEC, the Autoriteit Financiële Markten and Commissione Nazionale per le Società e la Borsa.
All future written and oral forward-looking statements by CNH Industrial or persons acting on the behalf of CNH Industrial are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.
Additional factors could cause actual results to differ from those express or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our 2022 Annual Report and subsequent quarterly reports).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See our Part I, Item 11 of our 2022 Annual Report. There has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See “Note 15: Commitments and Contingencies” to our condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report (Part I, Item 3D). The risks described in our 2022 Annual Report, and in the "Safe Harbor Statement" within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
CNH Industrial N.V. has a share repurchase program that was announced in July 2022 to purchase up to $300 million shares of the Company’s common shares. The Company’s purchases of its common shares under the Share Buyback Program during the three months ended March 31, 2023, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid per Share (€)	Average Price Paid per Share ($)(4)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)(1)
1/1/2023 - 1/31/2023	—	—	—	2,626,593
2/1/2023 - 2/28/2023(2)	1,962,581	15.18	16.24	20,745,226
3/1/2023 - 3/31/2023(3)	2,603,374	14.27	15.21	31,151,179
Total	4,565,955			31,151,179
1) On September 19, 2022, CNH Industrial N.V. launched a first tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this first tranche.
2) On February 6, 2023, CNH Industrial N.V. launched a second tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this second tranche.
3) On March 14, 2023, CNH Industrial N.V. launched a third tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this third tranche.
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
May 9, 2023