Form 10-Q
period 2023-06-30
CNH Industrial N.V.
filed 2023-08-02
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36085
CNH INDUSTRIAL N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-1125413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Cranes Farm Road, Basildon, Essex, SS14 3AD, United Kingdom
(Address of principal executive offices)
Registrant’s telephone number including area code: +44 207 925 1964
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At June 30, 2023, 1,334,353,497 common shares, par value €0.01 per share, of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2023 and December 31, 2022
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions)
ASSETS
Cash and cash equivalents	$3,194	$4,376
Restricted cash	731	753
Trade receivables, net	191	172
Financing receivables, net	21,541	19,260
Receivables from Iveco Group N.V.	260	298
Inventories, net	6,411	4,811
Property, plant and equipment, net	1,643	1,532
Investments in unconsolidated subsidiaries and affiliates	405	385
Equipment under operating leases	1,458	1,502
Goodwill, net	3,490	3,322
Other intangible assets, net	1,229	1,129
Deferred tax assets	587	433
Derivative assets	195	189
Other assets	1,352	1,219
Total Assets	42,687	39,381
LIABILITIES AND EQUITY
Debt	$24,870	$22,962
Payables to Iveco Group N.V.	111	156
Trade payables	3,937	3,702
Deferred tax liabilities	37	85
Pension, postretirement and other postemployment benefits	442	449
Derivative liabilities	243	204
Other liabilities	5,417	4,847
Total Liabilities	35,057	32,405
Redeemable noncontrolling interest	55	49
Common shares, €0.01, par value; outstanding 1,334,353,497 common shares and 370,995,910 loyalty program special voting shares at 6/30/2023; and outstanding 1,344,240,971 common shares and 371,072,953 loyalty program special voting shares at 12/31/2022	25	25
Treasury stock, at cost; 30,046,699 common shares at 6/30/2023 and 20,159,225 common shares at 12/31/2022	(382)	(230)
Additional paid in capital	1,536	1,504
Retained earnings	8,567	7,906
Accumulated other comprehensive loss	(2,246)	(2,278)
Noncontrolling interests	75	—
Total Equity	7,575	6,927
Total Liabilities and Equity	$42,687	$39,381

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues
Net sales	$5,954	$5,613	$10,730	$9,793
Finance, interest and other income	613	469	1,179	934
Total Revenues	6,567	6,082	11,909	10,727
Costs and Expenses
Cost of goods sold	4,463	4,377	8,074	7,663
Selling, general and administrative expenses	485	424	923	802
Research and development expenses	269	212	500	396
Restructuring expenses	2	6	3	8
Interest expense	323	162	595	300
Other, net	187	148	350	331
Total Costs and Expenses	5,729	5,329	10,445	9,500
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	838	753	1,464	1,227
Income tax (expense) benefit	(192)	(228)	(365)	(387)
Equity in income of unconsolidated subsidiaries and affiliates	64	27	97	48
Net income (loss)	710	552	1,196	888
Net income attributable to noncontrolling interests	4	4	8	7
Net income (loss) attributable to CNH Industrial N.V.	$706	$548	$1,188	$881

Earnings (loss) per share attributable to common shareholders
Basic	$0.53	$0.40	$0.89	$0.65
Diluted	$0.52	$0.40	$0.88	$0.65
Weighted average shares outstanding (in millions)
Basic	1,338	1,355	1,340	1,355
Diluted	1,355	1,360	1,357	1,360

Cash dividends declared per common share	$0.396	$0.302	$0.396	$0.302

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$710	$552	$1,196	$888
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(36)	16	(26)	(79)
Changes in retirement plans’ funded status	(3)	(25)	(8)	(50)
Foreign currency translation	117	72	84	331
Share of other comprehensive income (loss) of entities using the equity method	(6)	(20)	(15)	(29)
Other comprehensive income, net of tax	72	43	35	173
Comprehensive income	782	595	1,231	1,061
Less: Comprehensive income attributable to noncontrolling interests	6	3	11	6
Comprehensive income (loss) attributable to CNH Industrial N.V.	$776	$592	$1,220	$1,055

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash Flows from Operating activities
Net Income	$1,196	$888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	178	167
Depreciation and amortization expense of assets under operating leases	92	105
(Gain) loss on disposal of assets, net	20	16
Undistributed (income) loss of unconsolidated subsidiaries	(46)	(13)
Other non-cash items, net	78	89
Changes in operating assets and liabilities:
Provisions	445	(51)
Deferred income taxes	(188)	27
Trade and financing receivables related to sales, net	(1,380)	(963)
Inventories, net	(1,379)	(1,164)
Trade payables	202	56
Other assets and liabilities	(58)	(315)
Net cash provided (used) by operating activities	(840)	(1,158)
Cash Flows from Investing activities
Additions to retail receivables	(3,576)	(2,703)
Collections of retail receivables	2,995	2,392
Proceeds from the sale of assets excluding assets under operating leases	1	2
Expenditures for property, plant and equipment and intangible assets excluding assets under operating leases	(224)	(139)
Expenditures for assets under operating leases	(237)	(252)
Other	(206)	(300)
Net cash provided (used) by investing activities	(1,247)	(1,000)
Cash Flows from Financing activities
Proceeds from long-term debt	4,408	5,212
Payments of long-term debt	(3,485)	(4,888)
Net increase in other financial liabilities	612	203
Dividends paid	(529)	(415)
Purchase of treasury stock and other	(169)	(40)
Net cash provided (used) by financing activities	837	72
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	46	(175)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,204)	(2,261)
Cash, cash equivalents and restricted cash, beginning of year	5,129	5,845
Cash, cash equivalents and restricted cash, end of period	$3,925	$3,584

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2023
(Unaudited)

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49
Net Income	—	—	—	482	—	—	482	4
Other comprehensive income (loss), net of tax	—	—	—	—	(38)	1	(37)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(71)	—	—	—	—	(71)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	24	—	—	—	24	—
Other changes	—	—	—	—	—	74	74	—
Balance March 31, 2023	25	(301)	1,528	8,388	(2,316)	75	7,399	52
Net Income	—	—	—	706	—	—	706	4
Other comprehensive income (loss), net of tax	—	—	—	—	70	2	72	—
Dividends paid	—	—	—	(527)	—	—	(527)	(1)
Acquisition of treasury stock	—	(98)	—	—	—	—	(98)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	17	(17)	—	—	—	—	—
Share-based compensation expense	—	—	25	—	—	—	25	—
Other changes	—	—	—	—	—	(2)	(2)	—
Balance June 30, 2023	$25	$(382)	$1,536	$8,567	$(2,246)	$75	$7,575	$55

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
	(in millions)
Balance December 31, 2021, as previously reported	$25	$(84)	$4,464	$4,818	$(2,445)	$30	$6,808	$45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income	—	—	—	333	—	—	333	3
Other comprehensive income (loss), net of tax	—	—	—	—	130	—	130	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(21)	—	—	—	—	(21)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	18	—	—	—	18	—
Other changes	—	—	(4)	—	—	(1)	(5)	—
Balance March 31, 2022	25	(105)	1,434	6,615	(2,367)	7	5,609	47
Net income	—	—	—	548	—	—	548	4
Other comprehensive income (loss), net of tax	—	—	—	—	44	(1)	43	—
Dividends paid	—	—	—	(412)	—	—	(412)	(2)
Acquisition of treasury stock	—	(19)	—	—	—	—	(19)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	3	(3)	—	—	—	—	—
Share-based compensation expense	—	—	21	—	—	—	21	—
Other changes	—	—	4	—	—	—	4	—
Balance June 30, 2022	$25	$(121)	$1,456	$6,751	$(2,323)	$6	$5,794	$49

See accompanying notes to the consolidated financial statements.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. The Company was formed on September 29, 2013 as a result of the business combination transaction between Fiat Industrial S.p.A. (“Fiat Industrial”) and its majority owned subsidiary CNH Global N.V. Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial”, "CNH" and the “Company” refer to CNH Industrial and its subsidiaries.
The consolidated financial statements of CNH Industrial N.V. and its consolidated subsidiaries have been voluntarily prepared by the Company without audit. Although prepared on a voluntary basis, the consolidated financial statements included in the report comply in all material respects with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) governing interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including rising inflation, geopolitical instability and the war in the Ukraine may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
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
Business Combinations
On March 13, 2023, CNH Industrial purchased Augmenta Holding SAS ("Augmenta"). The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $79 million and deferred payment of $10 million. At March 31, 2023, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. Measurement period adjustments were made in the second quarter of 2023 reducing goodwill by $15 million and increasing other intangibles $15 million. The goodwill is not deductible for tax purposes. The valuation of assets acquired and liabilities assumed were not finalized as of June 30, 2023. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s consolidated results of operations. Additionally, Augmenta's post-acquisition results were not material.
On March 15, 2023, CNH Industrial acquired a controlling interest in Bennamann LTD ("Bennamann") (ownership interest of 50.0085%) by purchasing an additional 34.4% interest through cash consideration of approximately $51 million. At March 31, 2023, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $118 million and $46 million in preliminary goodwill and intangible assets, respectively. Measurement period adjustments were made in the second quarter of 2023 reducing goodwill by $11 million and increasing other intangibles $11 million. The goodwill is not deductible for tax purposes. The valuation of assets acquired and liabilities assumed was not finalized as of June 30, 2023. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s consolidated results of operations. Additionally, Bennamann's post-acquisition results were not material.
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
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current period gross write-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company adopted ASU 2022-02 and applied the guidance within ASU 2022-02 to its consolidated financial statements and disclosures prospectively beginning January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements and note disclosures.
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
As of June 30, 2023 and December 31, 2022, $209 million and $189 million of obligations remain outstanding that we have confirmed as valid to the administrators of the supply chain finance programs. These balances are included within “Accounts payable” in our consolidated balance sheets and are reflected as cash flow from operating activities in our consolidated statements of cash flows when settled.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06"). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt ASU 2020-04 and ASU

2022-06 in the second quarter of 2023. The Company renegotiated its contract terms on its interest rate derivatives by changing the floating interest rate swap from LIBOR to overnight SOFR. The Company elected to make the change using the optional expedients under ASC 848, which allows the change in critical terms without de-designation and results in no change to the cumulative basis adjustment reflected in earnings. The elections did not have a material impact on our consolidated financial statements for the three months ended June 30, 2023, and the impact of applying the elections to future eligible contract modifications that occur through December 31, 2023 is also not expected to be material.
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
3. REVENUE
The following table summarizes revenues for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Agriculture	$4,890	$4,722
Construction	1,064	891
Total Industrial Activities	5,954	5,613
Financial Services	603	471
Eliminations and Other	10	(2)
Total Revenues	$6,567	$6,082

	Six Months Ended June 30,
	2023	2022
	(in millions)
Agriculture	$8,817	$8,099
Construction	1,913	1,694
Total Industrial Activities	10,730	9,793
Financial Services	1,152	937
Eliminations and Other	27	(3)
Total Revenues	$11,909	$10,727

The following table disaggregates revenues by major source for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Revenues from:
Sales of goods	$5,942	$5,604
Rendering of services and other revenues	12	9
Revenues from sales of goods and services	5,954	5,613
Finance and interest income	449	271
Rents and other income on operating lease	164	198
Finance, interest and other income	613	469
Total Revenues	$6,567	$6,082

	Six Months Ended June 30,
	2023	2022
	(in millions)
Revenues from:
Sales of goods	$10,709	$9,778
Rendering of services and other revenues	21	15
Revenues from sales of goods and services	10,730	9,793
Finance and interest income	851	512
Rents and other income on operating lease	328	422
Finance, interest and other income	1,179	934
Total Revenues	$11,909	$10,727

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
The following table presents certain assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets included in this report. The assets in the table below include only those assets that can be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third party liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Company.

	June 30, 2023	December 31, 2022
	(in millions)
Restricted cash	$565	$595
Financing receivables	9,093	8,808
Total Assets	$9,658	$9,403
Debt	$8,739	$8,485
Total Liabilities	$8,739	$8,485
5. EARNINGS PER SHARE
The Company’s basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock units and performance stock units are considered dilutive securities.

A reconciliation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share attributable to CNH Industrial N.V.
Net income (loss) attributable to CNH Industrial	$706	$548	$1,188	$881
Weighted average common shares outstanding—basic (in millions)	1,338	1,355	1,340	1,355
Basic earnings per share attributable to CNH Industrial N.V.	$0.53	$0.40	$0.89	$0.65
Diluted earnings per share attributable to common shareholders
Weighted average common shares outstanding—basic (in millions)	1,338	1,355	1,340	1,355
Stock compensation plans (1) (in millions)	17	5	17	5
Weighted average common shares outstanding—diluted (in millions)	1,355	1,360	1,357	1,360
Diluted earnings per share attributable to CNH Industrial N.V.	$0.52	$0.40	$0.88	$0.65
(1) For the three and six months ended June 30, 2023, no shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three and six months ended June 30, 2022, 886,000 and 861,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH Industrial’s defined benefit pension plans and postretirement health and life insurance plans for the three and six months ended June 30, 2023 and 2022:

	Pension		Healthcare		Other
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost	$2	$3	$—	$1	$1	$1
Interest cost	13	7	2	2	1	—
Expected return on assets	(11)	(12)	—	(2)	—	—
Amortization of:
Prior service credit	—	—	(9)	(32)	—	—
Actuarial loss	5	5	—	1	—	—
Net periodic benefit cost	$9	$3	$(7)	$(30)	$2	$1

	Pension		Healthcare		Other
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost	$4	$6	$1	$2	$2	$3
Interest cost	27	14	4	3	2	—
Expected return on assets	(22)	(24)	(1)	(3)	—	—
Amortization of:
Prior service credit	—	—	(18)	(63)	—	—
Actuarial loss	9	10	—	1	—	—
Net periodic benefit cost	$18	$6	$(14)	$(60)	$4	$3
On February 20, 2018, CNH Industrial announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH Industrial to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented Company retirees. On April 16, 2018, CNH Industrial announced its determination to modify the benefits provided to the applicable retirees (“Benefit Modification”) to make them consistent with the benefits provided to current eligible CNH Industrial retirees who had been represented by the UAW. The Benefit Modification resulted in a reduction of the plan liability by $527 million. This amount was amortized from Other Comprehensive Income ("OCI") to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. The amount was completely amortized as of December 31, 2022. For the three and six months ended June 30, 2022, $30 million and $60 million of amortization (“Benefit Modification Amortization”) was recorded as a pre-tax gain in Other, net, respectively.
In 2021, CNH Industrial communicated plan changes for the US retiree medical plan. The plan changes resulted in a reduction of the plan liability by $100 million. This amount will be amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and six months ended June 30, 2023 and 2022, $6 million and $12 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rates for the three months ended June 30, 2023 and 2022 were 22.9% and 30.3%, respectively. The 2023 effective tax rate for the three months ended June 30, 2023 was reduced by tax benefits related to the sale of CNH Industrial Russia. The 2022 effective tax rate was increased by the discrete tax charge from the sale of Raven’s Engineered Films division.
The effective tax rates for the six months ended June 30, 2023 and 2022 were 24.9% and 31.5%, respectively. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia, although these benefits were partially offset by discrete tax expenses associated with prior periods. The 2022 effective tax rate was increased by pre-tax losses for which deferred tax assets were not recognized, the de-recognition of certain deferred tax assets, increased charges for unrecognized tax benefits, and a discrete tax charge resulting from the sale of Raven’s Engineered Films division.
As in all financial reporting periods, the Company assessed the realizability of its deferred tax assets, which relate to multiple tax jurisdictions in all regions of the world. During the six-month period ended June 30, 2023, there were no changes in our assessment of deferred tax asset positions that impacted the Company’s tax rate for the period. During the six-month period ended June 30, 2022, the Company changed its assessment regarding the recognition of its Russian deferred tax assets and applied a full valuation allowance as of the beginning of the period.
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
With reference to Industrial Activities' segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Industrial Activities segments' inherent profitability. Adjusted EBIT of Industrial Activities is defined as net income (loss) before: Income taxes, Financial Services' results, Industrial Activities’ interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring items. In particular, non-recurring items are specifically disclosed items that management considers to be rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
With reference to Financial Services, the CODM assesses the performance of the segment and makes decisions about resource allocation on the basis of net income prepared in accordance with U.S. GAAP.
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Agriculture	$821	$663	$1,391	$1,089
Construction	72	34	116	66
Unallocated items, eliminations and other	(71)	(43)	(130)	(72)
Total Adjusted EBIT of Industrial Activities	822	654	1,377	1,083
Financial Services Net Income	94	95	172	177
Financial Services Income Taxes	26	38	55	74
Interest expense of Industrial Activities, net of interest income and eliminations	(22)	(35)	(26)	(70)
Foreign exchange gains (losses), net of Industrial Activities	—	13	(6)	—
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	1	40	2	77
Restructuring expense of Industrial Activities	(2)	(6)	(3)	(8)
Other discrete items of Industrial Activities(2)	(17)	(19)	(10)	(58)
Income (loss) before taxes	902	780	1,561	1,275
Income tax (expense) benefit	(192)	(228)	(365)	(387)
Net income (loss)	$710	$552	$1,196	$888
(1) In the three and six months ended June 30, 2023 and 2022, this item includes the pre-tax gain of $6 million and $12 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the three and six months ended June 30, 2022, this item includes the pre-tax gain of $30 million and $60 million as a result of the 2018 modification of a healthcare plan in the U.S.
(2) In the three months ended June 30, 2023 this item included a loss of $17 million related to the sale of CNH Industrial Russia. In the six months ended June 30, 2023 this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, offset by a $23 million loss on the sale of CNH Industrial Russia and CNH Capital Russia. In the three and six months ended June 30, 2022, this item includes $3 million and $6 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and $16 million and $8 million of loss from the activity of the two Raven businesses held for sale, including the loss on the sale of the Engineered Films division. In the six months ended June 30, 2022, this item also included $44 million of asset write-downs related to our Russian operations.

9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Retail	$12,212	$11,446
Wholesale	9,290	7,785
Other	39	29
Total	$21,541	$19,260
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH Industrial receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three months ended June 30, 2023 and 2022 relating to the termination of dealer contracts.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At June 30, 2023 and December 31, 2022, the carrying amount of such restricted assets included in financing receivables above are the following (in millions):

	Restricted Receivables
	June 30, 2023	December 31, 2022
Retail note and finance lease receivables	$6,581	$6,766
Wholesale receivables	6,102	4,582
Total	$12,683	$11,348
Allowance for Credit Losses
Allowance for credit losses (activity) for the three and six months ended June 30, 2023 is as follows (in millions):

	Three Months Ended June 30, 2023
	Retail	Wholesale
Opening Balance	$264	$63
Provision	19	(3)
Charge-offs	(10)	—
Recoveries	1	—
Foreign currency translation and other	6	—
Ending Balance	$280	$60

	Six Months Ended June 30, 2023
	Retail	Wholesale
Opening Balance	$270	$64
Provision	36	(3)
Charge-offs	(21)	—
Recoveries	1	—
Foreign currency translation and other	(6)	(1)
Ending Balance	$280	$60
At June 30, 2023, the allowance for credit losses included an increase in reserves due to specific reserve needs primarily in South America, partially offset by a decrease in reserves of $15 million due to the sale of CNH Capital Russia. CNH Industrial will update the macroeconomic factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses activity for the three and six months ended June 30, 2022 is as follows (in millions):

	Three Months Ended June 30, 2022
	Retail	Wholesale
Opening Balance	$244	$74
Provision	14	(4)
Charge-offs, net of recoveries	(8)	(5)
Foreign currency translation and other	(4)	(4)
Ending Balance	$246	$61

	Six Months Ended June 30, 2022
	Retail	Wholesale
Opening Balance	$220	$65
Provision	26	3
Charge-offs, net of recoveries	(9)	(5)
Foreign currency translation and other	9	(2)
Ending Balance	$246	$61
At June 30, 2022, the allowance for credit losses included an increase in reserves primarily due to $15 million for domestic Russian receivables.
Allowance for credit losses activity for the year ended December 31, 2022 is as follows (in millions):

	Twelve Months Ended December 31, 2022
	Retail	Wholesale
Opening Balance	$220	$65
Provision	59	7
Charge-offs, net of recoveries	(17)	(7)
Foreign currency translation and other	8	(1)
Ending Balance	$270	$64
At December 31, 2022, the allowance for credit losses included increases in reserves due to growth in the retail portfolio and additionally included $15 million for domestic Russian receivables, $9 million for the addition of revolving charge accounts in North America and $7 million in China related to Construction customers.
CNH Industrial assesses and monitors the credit quality of its financing receivables based on whether a receivable is classified as Performing or Non-Performing. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. These receivables are generally more than 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended June 30, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at such time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge-offs as of June 30, 2023 is as follows (in millions):

	June 30, 2023
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Charge-offs
Retail
North America
2023					$1,784	$1	$1,785	$—
2022					2,710	1	2,711	6
2021					1,695	1	1,696	2
2020					774	1	775	2
2019					338	—	338	3
Prior to 2019					169	1	170	3
Total	$32	$9	$41	$7,429	$7,470	$5	$7,475	$16
South America
2023					$1,101	$1	$1,102	$—
2022					1,074	19	1,093	—
2021					646	12	658	—
2020					339	5	344	3
2019					155	3	158	1
Prior to 2019					126	1	127	1
Total	$105	$1	$106	$3,335	$3,441	$41	$3,482	$5
Asia Pacific
2023					$583	$—	$583	$—
2022					352	1	353	—
2021					189	1	190	—
2020					86	1	87	—
2019					22	1	23	—
Prior to 2019					—	—	—	—
Total	$7	$8	$15	$1,217	$1,232	$4	$1,236	$—
Europe, Middle East, Africa	$—	$—	$—	$8	$8	$11	$19	$—
Total Retail	$144	$18	$162	$11,989	$12,151	$61	$12,212	$21
Wholesale
North America	$—	$—	$—	$4,424	$4,424	$—	$4,424	$—
South America	1	—	1	1,339	1,340	—	1,340	—
Asia Pacific	—	—	—	622	622	—	622	—
Europe, Middle East, Africa	11	—	11	2,893	2,904	—	2,904	—
Total Wholesale	$12	$—	$12	$9,278	$9,290	$—	$9,290	$—

The aging of financing receivables as of December 31, 2022 is as follows (in millions):

	December 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2022					$3,558	$—	$3,558
2021					2,035	1	2,036
2020					994	—	994
2019					472	—	472
2018					225	—	225
Prior to 2018					65	—	65
Total	$42	$16	$58	$7,291	$7,349	$1	$7,350
South America
2022					$1,179	$2	$1,181
2021					725	3	728
2020					408	2	410
2019					207	1	208
2018					116	—	116
Prior to 2018					95	—	95
Total	$12	$—	$12	$2,718	$2,730	$8	$2,738
Asia Pacific
2022					$601	$—	$601
2021					400	1	401
2020					220	1	221
2019					84	—	84
2018					35	—	35
Prior to 2018					3	—	3
Total	$8	$8	$16	$1,327	$1,343	$2	$1,345
Europe, Middle East, Africa	$—	$—	$—	$2	$2	$11	$13
Total Retail	$62	$24	$86	$11,338	$11,424	$22	$11,446
Wholesale
North America	$—	$—	$—	$3,378	$3,378	$—	$3,378
South America	—	—	—	1,416	1,416	—	1,416
Asia Pacific	—	—	—	494	494	—	494
Europe, Middle East, Africa	7	2	9	2,488	2,497	—	2,497
Total Wholesale	$7	$2	$9	$7,776	$7,785	$—	$7,785

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
TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of June 30, 2023 and 2022, CNH Industrial's TDRs were immaterial.

10. INVENTORIES
Inventories as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Raw materials	$2,086	$1,955
Work-in-process	822	471
Finished goods	3,503	2,385
Total inventories	$6,411	$4,811
11. LEASES
Lessee
The Company has mainly operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expense of $2 million and $2 million in the three months ended June 30, 2023 and 2022, respectively, and $3 million and $3 million in the six months ended June 30, 2023 and 2022.
For the three months ended June 30, 2023 and 2022, the Company incurred operating lease expenses of $20 million and $19 million, respectively, and $39 million and $35 million in the six months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, the Company has recorded approximately $227 million of right-of-use assets and $231 million of related lease liability included in Other Assets and Other Liabilities, respectively. At June 30, 2023, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.6 years and 4.0%, respectively.
During the six months ended June 30, 2023 and 2022 leased assets obtained in exchange for operating lease obligations were $39 million and $73 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $37 million and $35 million as of June 30, 2023 and 2022, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.
12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Equity method	$352	$331
Cost method	53	54
Total	$405	$385

13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

	Agriculture	Construction	Financial Services	Total
	(in millions)
Balance at January 1, 2023	$3,136	$46	$140	$3,322
Acquisition	169	—	—	169
Foreign currency translation and other	(1)	—	—	(1)
Balance at June 30, 2023	$3,304	$46	$140	$3,490
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
The acquisitions of Augmenta Holding SAS and Bennamann LTD during the first quarter of 2023 led to an increase in goodwill for Agriculture of $76 million and $118 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. During the second quarter of 2023, measurement period adjustments were recorded reducing goodwill by $15 million and $11 million for Augmenta and Bennamann, respectively, with an offsetting increase to intangible assets. The valuations of assets acquired and liabilities assumed have not yet been finalized as of June 30, 2023. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period.
As of June 30, 2023 and December 31, 2022, the Company’s other intangible assets and related accumulated amortization consisted of the following:

		June 30, 2023			December 31, 2022
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Other intangible assets subject to amortization:
Dealer networks	15	$293	$247	$46	$291	$242	$49
Patents, concessions, licenses and other	5-25	1,918	1,228	690	1,796	1,153	643
		2,211	1,475	736	2,087	1,395	692
Other intangible assets not subject to amortization:
In-process research and development		221		221	165		165
Trademarks		272	—	272	272	—	272
Total other intangible assets		$2,704	$1,475	$1,229	$2,524	$1,395	$1,129

During the first quarter of 2023, the Company recorded $81 million in intangible assets based on the preliminary valuation for the Augmenta and Bennamann acquisitions. Measurement period adjustments were recorded in the second quarter increasing intangible assets by $26 million. The valuation of assets acquired and liabilities assumed has not been finalized as of June 30, 2023. The intangible assets associated with the acquisitions are subject to adjustment during the measurement period.
CNH Industrial recorded amortization expense of $38 million and $34 million for the three months ended June 30, 2023 and 2022, respectively, and $76 million and $66 million for the six months ended June 30, 2023 and 2022, respectively.

14. OTHER LIABILITIES
A summary of other liabilities as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Warranty and campaign programs	$588	$544
Marketing and sales incentive programs	1,985	1,556
Tax payables	554	506
Accrued expenses and deferred income	822	700
Accrued employee benefits	481	535
Lease liabilities	231	228
Legal reserves and other provisions	298	263
Contract reserve	16	16
Contract liabilities	40	33
Restructuring reserve	20	30
Other	382	436
Total	$5,417	$4,847
Warranty and Campaign Programs
CNH Industrial pays for basic warranty and other service action costs. A summary of recorded activity for the three and six months ended June 30, 2023 and 2022 for the basic warranty and accruals for campaign programs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance at beginning of period	$551	$501	$544	$526
Current year additions	156	117	265	185
Claims paid	(120)	(115)	(227)	(210)
Currency translation adjustment and other	1	(19)	6	(17)
Balance at end of period	$588	$484	$588	$484
Restructuring Expense
The Company incurred restructuring expenses of $2 million and $6 million during the three months ended June 30, 2023 and 2022, respectively. The Company incurred restructuring expenses of $3 million and $8 million during the six months ended June 30, 2023 and 2022, respectively.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of June 30, 2023 and December 31, 2022, environmental reserves of approximately $26 million and $25 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
Guarantees
CNH Industrial provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of June 30, 2023 and December 31, 2022 totaling of $25 million and $19 million, respectively.
16. FINANCIAL INSTRUMENTS
CNH Industrial may elect to measure financial instruments and certain other items at fair value. This fair value option would be applied on an instrument-by-instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability or firm commitment or, when certain specified reconsideration events occur. The fair value election may not be revoked once made. CNH Industrial has not elected the fair value measurement option for eligible items.
Fair Value Hierarchy
The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
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
All of CNH Industrial’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s foreign exchange derivatives was $7.4 billion and $5.9 billion at June 30, 2023 and December 31, 2022, respectively.
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
CNH Industrial also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH Industrial’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and six months ended June 30, 2023 and 2022.
All of CNH Industrial’s interest rate derivatives outstanding as of June 30, 2023 and December 31, 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s interest rate derivatives was approximately $7.4 billion and $6.4 billion at June 30, 2023 and December 31, 2022, respectively.
As a result of the reform and replacement of specific benchmark interest rates, the Company elected to make the replacement using the optional expedient under ASC 848, which allows the change in critical terms without de-designation and the Company also elected the optional expedient to apply a spread adjustment to hedged items cash flows that resulted in no change to the cumulative basis adjustment reflected in earnings.

Financial Statement Impact of CNH Industrial Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three and six months ended June 30, 2023 and 2022 (in millions):

		Recognized in Net Income
For the Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2023
Foreign exchange contracts	$(26)
		Net sales	(3)
		Cost of goods sold	(5)
		Other, net	18
Interest rate contracts	(13)	Interest expense	3
Total	$(39)		$13
2022
Foreign exchange contracts	$(21)
		Net sales	1
		Cost of goods sold	(41)
		Other, net	6
Interest rate contracts	13	Interest expense	9
Total	$(8)		$(25)

		Recognized in Net Income
For the Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2023
Foreign exchange contracts	$(11)
		Net sales	(4)
		Cost of goods sold	(32)
		Other, net	25
Interest rate contracts	(34)	Interest expense	8
Total	$(45)		$(3)
2022
Foreign exchange contracts	$(172)
		Net sales	2
		Cost of goods sold	(58)
		Other, net	(4)
Interest rate contracts	50	Interest expense	17
Total	$(122)		$(43)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the six months ended June 30, 2023 and 2022:

(In Millions)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gain as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(45)	19	(26)
Net losses reclassified from accumulated other comprehensive income into income	3	(3)	—
Accumulated derivative net gain as of June 30, 2023	$29	$(11)	$18

(In Millions)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	—	—	—
Net changes in fair value of derivatives	(122)	8	(114)
Net losses reclassified from accumulated other comprehensive income into income	43	(8)	35
Accumulated derivative net losses as of June 30, 2022	$(82)	$(14)	$(96)
The following tables summarize the impact that changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended June 30,
	Classification of Gain (Loss)	2023	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$(15)	$(21)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(10)	$—

		For the Six Months Ended June 30,
	Classification of Gain (Loss)	2023	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$1	$(76)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(34)	$(47)

The fair values of CNH Industrial’s derivatives as of June 30, 2023 and December 31, 2022 in the consolidated balance sheets are recorded as follows:

	June 30, 2023		December 31, 2022
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	59	Derivative assets	77
Foreign currency contracts	Derivative assets	74	Derivative assets	70
Total derivative assets designated as hedging instruments		133		147
Interest rate contracts	Derivative liabilities	136	Derivative liabilities	106
Foreign currency contracts	Derivative liabilities	60	Derivative liabilities	56
Total derivative liabilities designated as hedging instruments		196		162
Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Derivative assets	34	Derivative assets	28
Foreign currency contracts	Derivative assets	28	Derivative assets	14
Total derivative assets not designated as hedging instruments		62		42
Interest rate contracts	Derivative liabilities	34	Derivative liabilities	28
Foreign currency contracts	Derivative liabilities	13	Derivative liabilities	14
Total derivative liabilities not designated as hedging instruments		47		42
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	Level 1		Level 2		Total
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Assets
Foreign exchange derivatives	$—	$—	$93	$84	$93	$84
Interest rate derivatives	—	—	102	105	102	105
Total Assets	$—	$—	$195	$189	$195	$189
Liabilities
Foreign exchange derivatives	$—	$—	$170	$70	$170	$70
Interest rate derivatives	—	—	73	134	73	134
Total Liabilities	$—	$—	$243	$204	$243	$204

Items Measured at Fair Value on a Non-Recurring Basis
The Company recorded fixed asset write-downs of $17 million related to the suspension of operations in Russia during the six months ended June 30, 2022.
The following tables present the fair value for nonrecurring Level 3 measurements from impairments recorded in the quarter ended June 30, 2023 and 2022. No impairments were recorded during the six months ended June 30, 2023.

	Fair Value		Losses
	2023	2022	2023	2022
	(in millions)
Property, plant and equipment	$—	$7	$—	$17
The following is a description of the valuation methodologies the Company uses to non-monetary assets at fair value:
Property, plant and equipment, net: The impairments are measured at the lower of the carrying amount or fair value. The valuations were based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financing receivables	$21,541	$21,406	$19,260	$18,827
Debt	$24,870	$24,744	$22,962	$22,651
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

	Three Months Ended June 30, 2023
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(51)	$15	$(36)
Changes in retirement plans’ funded status	(5)	2	(3)
Foreign currency translation	117	—	117
Share of other comprehensive income (loss) of entities using the equity method	(6)	—	(6)
Other comprehensive income (loss)	$55	$17	$72

	Six Months Ended June 30, 2023
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(42)	$16	$(26)
Changes in retirement plans’ funded status	(11)	3	(8)
Foreign currency translation	84	—	84
Share of other comprehensive income (loss) of entities using the equity method	(15)	—	(15)
Other comprehensive income (loss)	$16	$19	$35

	Three Months Ended June 30, 2022
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$15	$1	$16
Changes in retirement plans’ funded status	(34)	9	(25)
Foreign currency translation	72	—	72
Share of other comprehensive income (loss) of entities using the equity method	(20)	—	(20)
Other comprehensive income (loss)	$33	$10	$43

	Six Months Ended June 30, 2022
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(80)	$1	$(79)
Changes in retirement plans’ funded status	(68)	18	(50)
Foreign currency translation	331	—	331
Share of other comprehensive income (loss) of entities using the equity method	(29)	—	(29)
Other comprehensive income (loss)	$154	$19	$173

The changes, net of tax, in each component of accumulated other comprehensive income (loss) consisted of the following (in millions):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance, January 1, 2022	$2	$(324)	$(1,951)	$(224)	$(2,497)
Other comprehensive income (loss), before reclassifications	(114)	16	332	(29)	205
Amounts reclassified from other comprehensive income	35	(66)	—	—	(31)
Other comprehensive income (loss)*	(79)	(50)	332	(29)	174
Balance, June 30, 2022	$(77)	$(374)	$(1,619)	$(253)	$(2,323)

Balance, January 1, 2023	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications	(26)	(1)	81	(15)	39
Amounts reclassified from other comprehensive income	—	(7)	—	—	(7)
Other comprehensive income (loss)*	(26)	(8)	81	(15)	32
Balance, June 30, 2023	$20	$(293)	$(1,719)	$(254)	$(2,246)
(*)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of $3 million and $(1) million for the six months ended June 30, 2023 and 2022, respectively.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Amounts Reclassified from Other Comprehensive Income (Loss)		Amount Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations Line
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Cash flow hedges	$3	$(1)	$4	$(2)	Net sales
	5	41	32	58	Cost of goods sold
	(18)	(6)	(25)	4	Other, net
	(3)	(9)	(8)	(17)	Interest expense
	(1)	(5)	(3)	(8)	Income taxes
	$(14)	$20	$—	$35
Change in retirement plans’ funded status:
Amortization of actuarial losses	$5	$6	$9	$11	*
Amortization of prior service cost	(9)	(32)	(18)	(63)	*
	1	(7)	2	(14)	Income taxes
	$(3)	$(33)	$(7)	$(66)
Total reclassifications, net of tax	$(17)	$(13)	$(7)	$(31)
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.

18. RELATED PARTY INFORMATION
As of June 30, 2023, CNH Industrial’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. and its subsidiaries and affiliates ("Stellantis") and Iveco Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH Industrial.
As of June 30, 2023, EXOR N.V. held 42.9% of CNH Industrial’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH Industrial’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial as of June 30, 2023. In addition, CNH Industrial engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH Industrial has a significant influence or joint control.
The Company’s Audit Committee reviews and approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of June 30, 2023 and December 31, 2022, among other things, EXOR N.V. managed a portfolio that includes investments in Stellantis, Iveco Group and Ferrari. CNH Industrial did not enter into any significant transactions with EXOR N.V. during the three and six months ended June 30, 2023 and 2022.
In connection with the establishment of Fiat Industrial (now CNH Industrial) through the demerger from Fiat (which was subsequently merged into Fiat Chrysler Automobiles N.V. which is now Stellantis), the two companies entered into a Master Services Agreement (“Stellantis MSA”) which sets forth the primary terms and conditions pursuant to which the service provider subsidiaries of CNH Industrial and Stellantis provide services to the service receiving subsidiaries. As structured, the applicable service provider and service receiver subsidiaries become parties to the Stellantis MSA through the execution of an Opt-in letter that may contain additional terms and conditions. Pursuant to the Stellantis MSA, service receivers are required to pay to service providers the actual cost of the services plus a negotiated margin. During the three and six months ended June 30, 2023 and 2022, Stellantis subsidiaries provided CNH Industrial with administrative services such as accounting, maintenance of plant and equipment, security, information systems and training under the terms and conditions of the Stellantis MSA and the applicable Opt-in letters. At June 30, 2023, the Stellantis MSA was terminated. Costs incurred by CNH Industrial in the six months ended June 30, 2023 related to the termination of the contract were not material.
Furthermore, CNH Industrial and Stellantis engage in other minor transactions in the ordinary course of business.
These transactions with Stellantis are reflected in the Company’s consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net sales	$—	$—	$—	$—
Cost of goods sold	2	6	6	11
Selling, general and administrative expenses	10	12	22	25

	June 30, 2023	December 31, 2022
	(in millions)
Trade receivables	$—	$—
Trade payables	17	14
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
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net sales	$37	$21	$57	$21
Cost of goods sold	279	243	534	503

	June 30, 2023	December 31, 2022
	(in millions)
Trade receivables	$24	$21
Receivables from Iveco Group N.V.	260	298
Trade payables	230	184
Payables to Iveco Group N.V.	111	156
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net sales	$160	$96	$293	$222
Cost of goods sold	176	123	326	244

	June 30, 2023	December 31, 2022
	(in millions)
Trade receivables	$4	$—
Trade payables	86	100
At June 30, 2023 and December 31, 2022, CNH Industrial had provided guarantees totaling $25 million and $19 million, respectively, on certain commitments of its affiliate CNH Industrial Capital Europe S.a.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial” and the “Company” refer to CNH Industrial and its subsidiaries.
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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements in this report, as well as our annual report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") filed with the U.S. Securities and Exchange Commission (“SEC”). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.
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
Global Business Conditions
In combination with the economic recovery from the pandemic and repercussions from geopolitical events, including the war in Ukraine, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. For example, the Company experienced supply chain disruptions and inflationary pressures in 2022 and, while these trends improved in the second quarter 2023, the Company continues to experience some disruptions. The reduction in supply chain disruptions contributed to improved efficiencies in our manufacturing operations, but purchasing costs remain elevated.
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
During the first quarter of 2022, CNH Industrial announced it had suspended non-domestic operations in Russia. As a result of the suspension, the Company evaluated the carrying value of assets held within the Company's Russia operations and recorded charges of $71 million related to asset write downs, financial receivable allowances and a valuation allowance against deferred tax assets. During the first quarter of 2023, CNH Industrial sold CNH Capital Russia at a loss of $6 million and during the second quarter of 2023, CNH Industrial sold CNH Industrial Russia at a loss of $17 million.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Consolidated Results of Operations

	Three Months Ended June 30,
	2023	2022
	(in millions)
Revenues:
Net sales	$5,954	$5,613
Finance, interest and other income	613	469
Total Revenues	6,567	6,082
Costs and Expenses:
Cost of goods sold	4,463	4,377
Selling, general and administrative expenses	485	424
Research and development expenses	269	212
Restructuring expenses	2	6
Interest expense	323	162
Other, net	187	148
Total Costs and Expenses	5,729	5,329
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	838	753
Income tax (expense) benefit	(192)	(228)
Equity in income of unconsolidated subsidiaries and affiliates	64	27
Net income	710	552
Net income attributable to noncontrolling interests	4	4
Net income attributable to CNH Industrial N.V.	$706	$548
Revenues
We recorded revenues of $6,567 million for the three months ended June 30, 2023, an increase of 8.0% (up 8.8% on a constant currency basis) compared to the three months ended June 30, 2022. Net sales were $5,954 million in the three months ended June 30, 2023, an increase of 6.1% (up 6.9% on a constant currency basis) compared to the three months ended June 30, 2022. These increases were due to favorable price realization and higher sales volume offsetting adverse currency conversion impacts.
Cost of Goods Sold
Cost of goods sold was $4,463 million for the three months ended June 30, 2023 compared with $4,377 million for the three months ended June 30, 2022. As a percentage of net sales of Industrial Activities, cost of goods sold was 75.0% in the three months ended June 30, 2023 (78.0% for the three months ended June 30, 2022), as a result of favorable price realization and improved operating performance of our production system.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $485 million during the three months ended June 30, 2023 (7.4% of total revenues), up $61 million compared to the three months ended June 30, 2022 (7.0% of total revenues). The year over year increase is primarily attributable to increased labor costs.
Research and Development Expenses
For the three months ended June 30, 2023, research and development expenses were $269 million compared to $212 million for the three months ended June 30, 2022. The expense for the three months ended June 30, 2023 and 2022 was primarily attributable to continued investment in new products and technologies.
Restructuring Expenses
Restructuring expenses for the three months ended June 30, 2023 were $2 million, compared to $6 million for the three months ended June 30, 2022.

Interest Expense
Interest expense was $323 million for the three months ended June 30, 2023 compared to $162 million for the three months ended June 30, 2022. The interest expense attributable to Industrial Activities for the three months ended June 30, 2023, net of interest income and eliminations, was $22 million, compared to $35 million in the three months ended June 30, 2022.
Other, net
Other, net expenses were $187 million for the three months ended June 30, 2023 and include a loss of $17 million on the sale of CNH Industrial Russia offset by a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $148 million for the three months ended June 30, 2022 and include a pre-tax gain of $30 million ($23 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, $16 million ($49 million after-tax) of loss on the sale of Raven Engineered Films net of income from the Raven businesses held for sale during the quarter, and foreign exchange losses of $13 million.
Income Taxes

	Three Months Ended June 30,
	2023	2022
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$838	$753
Income tax (expense) benefit	$(192)	$(228)
Effective tax rate	22.9%	30.3%
Income tax expense for the three months ended June 30, 2023 was $192 million compared to $228 million for the three months ended June 30, 2022. The effective tax rates for the three months ended June 30, 2023 and 2022 were 22.9% and 30.3%, respectively. The 2023 effective tax rate for the three months ended June 30, 2023 was reduced by the tax benefits related to the sale of CNH Industrial Russia. The 2022 effective tax rate was increased by the discrete tax charge from the sale of Raven’s Engineered Films Division.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $64 million and $27 million for the three months ended June 30, 2023 and 2022, respectively.
Net Income
Net income was $710 million for the three months ended June 30, 2023, compared to net income of $552 million for the three months ended June 30, 2022. Net income for the three months ended June 30, 2023 included a loss of $17 million related to the sale of CNH Industrial Russia and restructuring expenses of $2 million, partially offset by a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income for the three months ended June 30, 2022 included a pre-tax gain of $30 million ($23 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification offset by $16 million ($49 million after-tax) of loss on the sale of Raven Engineered Films net of income from the Raven businesses held for sale during the quarter, separation costs in connection with the spin-off of Iveco Group of $3 million ($2 million after-tax) and restructuring expenses of $6 million ($3 million after-tax).

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments.

	Three Months Ended June 30,
	2023	2022	% Change	% Change Excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$4,890	$4,722	3.6%	4.5%
Construction	1,064	891	19.4%	19.9%
Eliminations and other	—	—
Total Net sales of Industrial Activities	5,954	5,613	6.1%	6.9%
Financial Services	603	471	28.0%	29.3%
Eliminations and other	10	(2)
Total Revenues	$6,567	$6,082	8.0%	8.8%

	Three Months Ended June 30,
	2023	2022	$ Change	2023 Adj EBIT Margin	2022 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT by segment:
Agriculture	$821	$663	$158	16.8%	14.0%
Construction	72	34	38	6.8%	3.8%
Unallocated items, eliminations and other	(71)	(43)	(28)
Total Adjusted EBIT of Industrial Activities	$822	$654	$168	13.8%	11.7%
Net sales of Industrial Activities were $5,954 million during the three months ended June 30, 2023, an increase of 6.1% compared to the three months ended June 30, 2022 (up 6.9% on a constant currency basis), due to favorable price realization offsetting adverse currency conversion impacts.
Adjusted EBIT of Industrial Activities was $822 million during the three months ended June 30, 2023, compared to an adjusted EBIT of $654 million during the three months ended June 30, 2022. The increase in adjusted EBIT was primarily attributable to gross margin improvement in our Agriculture and Construction segments partially offset by increased SG&A (selling, general, and administrative) expenditures and R&D investments.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:
Agriculture Sales—by geographic region

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
North America	$1,872	$1,757	6.5%
Europe, Middle East and Africa	1,676	1,560	7.4%
South America	850	939	(9.5)%
Asia Pacific	492	466	5.6%
Total	$4,890	$4,722	3.6%

Agriculture's net sales totaled $4,890 million in the three months ended June 30, 2023, an increase of 3.6% compared to the three months ended June 30, 2022 (up 4.5% on a constant currency basis). Net sales increased as a result of favorable price realization partially offset by lower volume.
In North America, industry volume was up 21% year over year in the second quarter for tractors over 140 HP and was down 8% for tractors under 140 HP; combines were up 27% from prior year. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 6% and up 32%, respectively, which included Europe tractor and combine demand down 1% and up 11%, respectively. South America tractor demand was down 4% and combine demand was down 27%. Asia Pacific tractor demand was down 4% and combine demand was down 29%.
Adjusted EBIT
Adjusted EBIT was $821 million in the three months ended June 30, 2023, compared to $663 million in the three months ended June 30, 2022. The $158 million (or 2.8 p.p.) increase from Q2 2022 was a result of favorable pricing and improved mix partially offset by increased production costs, SG&A expenditures, and R&D investments. Adjusted EBIT margin was 16.8%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:
Construction Sales—by geographic region

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
North America	$587	$412	42.5%
Europe, Middle East and Africa	237	234	1.3%
South America	169	174	(2.9)%
Asia Pacific	71	71	—%
Total	$1,064	$891	19.4%
Construction's net sales totaled $1,064 million in the three months ended June 30, 2023, an increase of 19.4% compared to the three months ended June 30, 2022 (up 19.9% on a constant currency basis), driven by favorable price realization and positive volume/mix mainly in North America; partially offset by lower net revenue from South America.
Global industry volume for construction equipment was down 9% year over year in the second quarter for Heavy construction equipment; Light construction equipment was flat year over year. Aggregated demand increased 8% in North America, was flat in EMEA, decreased 16% in South America and decreased 13% for Asia Pacific (excluding China, Asia Pacific markets decreased 3%).
Adjusted EBIT
Adjusted EBIT was $72 million in the three months ended June 30, 2023, compared to $34 million in the three months ended June 30, 2022. The improvement was due to favorable price realization and favorable volume/mix partially offset by higher production, SG&A spend, and R&D investments. Adjusted EBIT margin was 6.8%.
Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $603 million in the three months ended June 30, 2023, up 28.0% compared to the three months ended June 30, 2022 (up 29.3% on a constant currency basis), due to favorable volumes and higher base rates across all regions, partially offset by lower used equipment sales due to diminished inventory levels.
Net Income
Net income of Financial Services was $94 million in the three months ended June 30, 2023, a decrease compared to the three months ended June 30, 2022, primarily due to margin compression in North America and higher risk costs, partially offset by favorable volumes in all regions and a lower tax rate.

In the second quarter of 2023, retail loan originations, including unconsolidated joint ventures, were $2.8 billion, up $0.4 billion compared to the second quarter of 2022. The managed portfolio (including unconsolidated joint ventures) was $26 billion as of June 30, 2023 (of which retail was 64% and wholesale was 36%), up $4.9 billion compared to June 30, 2022 (up $4.5 billion on a constant currency basis).
At June 30, 2023, the receivables balance greater than 30 days past due as a percentage of receivables was 1.8% (1.5% as of June 30, 2022) with increases mainly in South America.
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure.

	Three Months Ended June 30,
	2023	2022
	(in millions)
Agriculture	$821	$663
Construction	72	34
Unallocated items, eliminations and other	(71)	(43)
Total Adjusted EBIT of Industrial Activities	822	654
Financial Services Net Income	94	95
Financial Services Income Taxes	26	38
Interest expense of Industrial Activities, net of interest income and eliminations	(22)	(35)
Foreign exchange gains (losses), net of Industrial Activities	—	13
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	1	40
Restructuring expense of Industrial Activities	(2)	(6)
Other discrete items of Industrial Activities(2)	(17)	(19)
Income (loss) before taxes	902	780
Income tax (expense) benefit	(192)	(228)
Net income (loss)	$710	$552
(1) In the three months ended June 30, 2023 and 2022, this item includes the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the three months ended June 30, 2022, this item includes the pre-tax gain of $30 million as a result of the 2018 modification of a healthcare plan in the U.S.
(2) In the three months ended June 30, 2023 this item included a $17 million loss on the sale of CNH Industrial Russia. In the three months ended June 30, 2022, this item includes $3 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and a $16 million loss from the activity of the two Raven businesses held for sale, including the loss on the sale of the Engineered Films Division.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Consolidated Results of Operations

	Six Months Ended June 30,
	2023	2022
	(in millions)
Revenues:
Net sales	$10,730	$9,793
Finance, interest and other income	1,179	934
Total Revenues	11,909	10,727
Costs and Expenses:
Cost of goods sold	8,074	7,663
Selling, general and administrative expenses	923	802
Research and development expenses	500	396
Restructuring expenses	3	8
Interest expense	595	300
Other, net	350	331
Total Costs and Expenses	10,445	9,500
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	1,464	1,227
Income tax (expense) benefit	(365)	(387)
Equity in income of unconsolidated subsidiaries and affiliates	97	48
Net income	1,196	888
Net income attributable to noncontrolling interests	8	7
Net income attributable to CNH Industrial N.V.	$1,188	$881
Revenues
We recorded revenues of $11,909 million for the six months ended June 30, 2023, an increase of 11.0% (up 12.5% on a constant currency basis) compared to the six months ended June 30, 2022. Net sales were $10,730 million in the six months ended June 30, 2023, an increase of 9.6% (up 11.1% on a constant currency basis) compared to the six months ended June 30, 2022. These increases were due to favorable price realization and higher sales volume.
Cost of Goods Sold
Cost of goods sold was $8,074 million for the six months ended June 30, 2023 compared with $7,663 million for the six months ended June 30, 2022. As a percentage of net sales of Industrial Activities, cost of goods sold was 75.2% in the six months ended June 30, 2023 (78.2% for the six months ended June 30, 2022), as a result of favorable price realization partially offset by higher manufacturing and purchasing costs. In the six months ended June 30, 2022, this item included $34 million of asset write-downs as a result of the suspension of non-domestic operations in Russia.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $923 million during the six months ended June 30, 2023 (7.8% of total revenues), up $121 million compared to the six months ended June 30, 2022 (7.5% of total revenues). The year over year increase is primarily due to increased labor costs. For the six months ended June 30, 2022, SG&A included $25 million in write-downs due to the suspension of non-domestic operations in Russia.
Research and Development Expenses
For the six months ended June 30, 2023, research and development expenses were $500 million compared to $396 million for the six months ended June 30, 2022. The expense for the six months ended June 30, 2023 and 2022 was primarily attributable to continued investment in new products and technologies.

Restructuring Expenses
Restructuring expenses for the six months ended June 30, 2023 were $3 million, compared to $8 million for the six months ended June 30, 2022.
Interest Expense
Interest expense was $595 million for the six months ended June 30, 2023 compared to $300 million for the six months ended June 30, 2022. The interest expense attributable to Industrial Activities for the six months ended June 30, 2023, net of interest income and eliminations was $26 million, compared to $70 million in the six months ended June 30, 2022.
Other, net
Other, net expenses were $350 million for the six months ended June 30, 2023 and includes a loss of $23 million on the sale of CNH Industrial Russia and CNH Capital Russia, offset by a pre-tax gain of $12 million ($9 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.
Other, net expenses were $331 million for the six months ended June 30, 2022 and include a pre-tax gain of $60 million ($46 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $12 million ($9 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, $8 million ($43 million after-tax) of loss on the sale of Raven Engineered Films net of income from the Raven businesses held for sale.
Income Taxes

	Six Months Ended June 30,
	2023	2022
	(in millions, except percentages)
Income before income taxes and equity in income of unconsolidated subsidiaries and affiliates	$1,464	$1,227
Income tax (expense) benefit	$(365)	$(387)
Effective tax rate	24.9%	31.5%
Income tax expense for the six months ended June 30, 2023 was $365 million compared to $387 million for the six months ended June 30, 2022. The effective tax rates for the six months ended June 30, 2023 and 2022 were 24.9% and 31.5%, respectively. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia although these benefits were partially offset by discrete tax expense associated with prior periods. The 2022 effective tax rate was increased by pre-tax losses for which deferred tax assets were not recognized, the de-recognition of certain deferred tax assets, increased charges for unrecognized tax benefits, and a discrete tax charge resulting from the sale of Raven’s Engineered Films Division.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $97 million and $48 million for the six months ended June 30, 2023 and 2022, respectively.
Net Income
Net income was $1,196 million for the six months ended June 30, 2023, compared to net income of $888 million for the six months ended June 30, 2022. Net income for the six months ended June 30, 2023 included a loss of $17 million related to the sale of CNH Industrial Russia, a loss of $6 million related to CNH Capital Russia, and restructuring expenses of $3 million, partially offset by a pre-tax gain of $12 million ($9 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.

Net income for the six months ended June 30, 2022, included a pre-tax gain of $60 million ($46 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $12 million ($9 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification offset by $8 million ($43 million after-tax) of loss on the sale of Raven Engineered Films net of income from the Raven businesses held for sale during the quarter, a charge of $71 million related to asset write-downs, financial receivable allowances and valuation allowances on deferred tax assets as a result of the suspension of operations in Russia, separation costs in connection with the spin-off of the Iveco Group of $6 million ($5 million after-tax), and restructuring expenses of $8 million ($5 million after-tax).
Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments.

	Six Months Ended June 30,
	2023	2022	% Change	% Change Excl. FX
	(in millions, except percentages)
Revenues:
Agriculture	$8,817	$8,099	8.9%	10.5%
Construction	1,913	1,694	12.9%	14.0%
Eliminations and other	—	—
Total Net sales of Industrial Activities	10,730	9,793	9.6%	11.1%
Financial Services	1,152	937	22.9%	24.3%
Eliminations and other	27	(3)
Total Revenues	$11,909	$10,727	11.0%	12.5%

	Six Months Ended June 30,
	2023	2022	$ Change	2023 Adj EBIT Margin	2022 Adj EBIT Margin
	(in millions, except percentages)
Adjusted EBIT by segment:
Agriculture	$1,391	$1,089	$302	15.8%	13.4%
Construction	116	66	50	6.1%	3.9%
Unallocated items, eliminations and other	(130)	(72)	(58)
Total Adjusted EBIT of Industrial Activities	$1,377	$1,083	$294	12.8%	11.1%
Net sales of Industrial Activities were $10,730 million during the six months ended June 30, 2023, an increase of 9.6% compared to the six months ended June 30, 2022 (up 11.1% on a constant currency basis), due to favorable price realization and higher sales volume.
Adjusted EBIT of Industrial Activities was $1,377 million during the six months ended June 30, 2023, compared to an adjusted EBIT of $1,083 million during the six months ended June 30, 2022. The increase in adjusted EBIT was primarily attributable to gross margin improvement in our Agriculture and Construction segments offset by increased SG&A expenditures and R&D investments.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

Agriculture Sales—by geographic region

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
North America	$3,360	$2,933	14.6%
Europe, Middle East and Africa	3,023	2,755	9.7%
South America	1,580	1,631	(3.1)%
Asia Pacific	854	780	9.5%
Total	$8,817	$8,099	8.9%
Agriculture's net sales totaled $8,817 million in the six months ended June 30, 2023, an increase of 8.9% compared to the six months ended June 30, 2022 (up 10.5% on a constant currency basis). Net sales increased due to favorable price realization and favorable mix.
For the six months ended June 30, 2023 in North America, industry volume was up 20% year over year for tractors over 140 HP and was down 11% for tractors under 140 HP; combines were up 57% from a severely disrupted industry in the prior year. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 2% and up 22%, respectively, which included Europe tractor and combine demand flat and up 31%, respectively. South America tractor demand was down 4% and combine demand was down 3%. Asia Pacific tractor demand was up 1% and combine demand was down 22%.
Adjusted EBIT
Adjusted EBIT was $1,391 million in the six months ended June 30, 2023, compared to $1,089 million in the six months ended June 30, 2022. The $302 million increase was mostly driven by gross margin improvement, partially offset by increased production costs, SG&A expenditures, and R&D investments. Adjusted EBIT margin was 15.8%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:
Construction Sales—by geographic region

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
North America	$1,050	$806	30.3%
Europe, Middle East and Africa	450	436	3.2%
South America	278	307	(9.4)%
Asia Pacific	135	145	(6.9)%
Total	$1,913	$1,694	12.9%
Construction's net sales totaled $1,913 million in the six months ended June 30, 2023, an increase of 12.9% compared to the six months ended June 30, 2022 (up 14.0% on a constant currency basis), driven by positive volume and mix mainly in North America and Europe and favorable price realization; partially offset by lower net revenue from South America, and ceased activities in China and Russia.
In the six months ended June 30, 2023 global industry volume for construction equipment was down 14% year over year for Heavy construction equipment; light construction equipment was down 2% year over year. Aggregated demand increased 7% in North America, increased 4% in EMEA, decreased 18% in South America and decreased 21% for Asia Pacific (excluding China, Asia Pacific markets decreased 1%).
Adjusted EBIT
Adjusted EBIT was $116 million in the six months ended June 30, 2023, compared to $66 million in the six months ended June 30, 2022. The improvement was due to favorable volume and mix and favorable price realization, partially offset by higher raw materials and manufacturing costs and increased R&D investments. Adjusted EBIT margin was 6.1%.

Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $1,152 million in the six months ended June 30, 2023, up 22.9% compared to the six months ended June 30, 2022 (up 24.3% on a constant currency basis), due to favorable volumes and higher base rates across all regions, partially offset by lower used equipment sales due to diminished inventory levels.
Net Income
Net income of Financial Services was $172 million in the six months ended June 30, 2023, a decrease of $5 million compared to the six months ended June 30, 2022, primarily due to margin compression in North America, higher risk costs, and increased labor costs, partially offset by favorable volumes in all regions.
In the six months ended June 30, 2023, retail loan originations, including unconsolidated joint ventures, were $5.0 billion, up $0.4 billion compared to the six months ended June 30, 2022 (up $0.5 billion on a constant currency basis). The managed portfolio, including unconsolidated joint ventures, was $26.0 billion as of June 30, 2023 (of which retail was 64% and wholesale 36%), up $4.9 billion compared to June 30, 2022 (up $4.5 billion on a constant currency basis).
At June 30, 2023, the receivables balance greater than 30 days past due as a percentage of receivables was 1.8% (1.5% as of June 30, 2022) with increases mainly in South America.
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure.

	Six Months Ended June 30,
	2023	2022
	(in millions)
Agriculture	$1,391	$1,089
Construction	116	66
Unallocated items, eliminations and other	(130)	(72)
Total Adjusted EBIT of Industrial Activities	1,377	1,083
Financial Services Net Income	172	177
Financial Services Income Taxes	55	74
Interest expense of Industrial Activities, net of interest income and eliminations	(26)	(70)
Foreign exchange gains (losses), net of Industrial Activities	(6)	—
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	2	77
Restructuring expense of Industrial Activities	(3)	(8)
Other discrete items of Industrial Activities(2)	(10)	(58)
Income (loss) before taxes	1,561	1,275
Income tax (expense) benefit	(365)	(387)
Net income (loss)	$1,196	$888
(1) In the six months ended June 30, 2023 and 2022, this item includes the pre-tax gain of $12 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the six months ended June 30, 2022, this item includes the pre-tax gain of $60 million as a result of the 2018 modification of a healthcare plan in the U.S.
(2) In the six months ended June 30, 2023, this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, offset by a $23 million loss on the sale of CNH Industrial Russia and CNH Capital Russia. In the six months ended June 30, 2022, this item includes $6 million of separation costs incurred in connection with our spin-off of the Iveco Group Business, $8 million of loss from the activity of the two Raven businesses held for sale, and $44 million of asset write-downs.

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

	Statement of Operations
	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Revenues
Net sales	$5,954	$—	$—		$5,954	$5,613	$—	$—		$5,613
Finance, interest and other income	47	603	(37)	(2)	613	15	471	(17)	(2)	469
Total Revenues	6,001	603	(37)		6,567	5,628	471	(17)		6,082
Costs and Expenses
Cost of goods sold	4,463	—	—		4,463	4,377	—	—		4,377
Selling, general & administrative expenses	434	51	—		485	381	43	—		424
Research and development expenses	269	—	—		269	212	—	—		212
Restructuring expenses	2	—	—		2	6	—	—		6
Interest expense	69	291	(37)	(3)	323	50	129	(17)	(3)	162
Other, net	42	145	—		187	(21)	169	—		148
Total Costs and Expenses	5,279	487	(37)		5,729	5,005	341	(17)		5,329
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	722	116	—		838	623	130	—		753
Income tax (expense) benefit	(166)	(26)	—		(192)	(190)	(38)	—		(228)
Equity in income of unconsolidated subsidiaries and affiliates	60	4	—		64	24	3	—		27
Net income (loss)	$616	$94	$—		$710	$457	$95	$—		$552
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)     Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)     Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Revenues
Net sales	$10,730	$—	$—		$10,730	$9,793	$—	$—		$9,793
Finance, interest and other income	104	1,152	(77)	(2)	1,179	25	937	(28)	(2)	934
Total Revenues	10,834	1,152	(77)		11,909	9,818	937	(28)		10,727
Costs and Expenses
Cost of goods sold	8,074	—	—		8,074	7,663	—	—		7,663
Selling, general & administrative expenses	821	102	—		923	710	92	—		802
Research and development expenses	500	—	—		500	396	—	—		396
Restructuring expenses	3	—	—		3	8	—	—		8
Interest expense	130	542	(77)	(3)	595	95	233	(28)	(3)	300
Other, net	62	288	—		350	(38)	369	—		331
Total Costs and Expenses	9,590	932	(77)		10,445	8,834	694	(28)		9,500
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	1,244	220	—		1,464	984	243	—		1,227
Income tax (expense) benefit	(310)	(55)	—		(365)	(313)	(74)	—		(387)
Equity in income of unconsolidated subsidiaries and affiliates	90	7	—		97	40	8	—		48
Net income (loss)	$1,024	$172	$—		$1,196	$711	$177	$—		$888
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)     Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)     Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	June 30, 2023					December 31, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2,730	$464	$—		$3,194	$3,802	$574	$—		$4,376
Restricted cash	166	565	—		731	158	595	—		753
Trade receivables, net	192	10	(11)	(2)	191	175	3	(6)	(2)	172
Financing receivables, net	765	21,770	(994)	(3)	21,541	898	19,313	(951)	(3)	19,260
Receivables from Iveco Group N.V.	179	81	—		260	234	64	—		298
Inventories, net	6,396	15	—		6,411	4,798	13	—		4,811
Property, plant and equipment, net	1,643	—	—		1,643	1,532	—	—		1,532
Investments in unconsolidated subsidiaries and affiliates	283	122	—		405	272	113	—		385
Equipment under operating leases	28	1,430	—		1,458	29	1,473	—		1,502
Goodwill, net	3,350	140	—		3,490	3,182	140	—		3,322
Other intangible assets, net	1,206	23	—		1,229	1,105	24	—		1,129
Deferred tax assets	640	131	(184)	(4)	587	440	107	(114)	(4)	433
Derivative assets	108	102	(15)	(5)	195	82	128	(21)	(5)	189
Other assets	1,237	162	(47)	(2)	1,352	1,172	126	(79)	(2)	1,219
TOTAL ASSETS	$18,923	$25,015	$(1,251)		$42,687	$17,879	$22,673	$(1,171)		$39,381
LIABILITIES AND EQUITY
Debt	$4,861	$21,003	$(994)		$24,870	$4,972	$18,941	$(951)	(3)	$22,962
Payables from Iveco Group N.V.	4	107	—		111	5	151	—		156
Trade payables	3,796	152	(11)	(2)	3,937	3,492	216	(6)	(2)	3,702
Deferred tax liabilities	37	184	(184)	(4)	37	4	195	(114)	(4)	85
Pension, postretirement and other postemployment benefits	437	5	—		442	444	5	—		449
Derivative liabilities	123	135	(15)	(5)	243	132	93	(21)	(5)	204
Other liabilities	4,569	895	(47)	(2)	5,417	4,139	787	(79)	(2)	4,847
TOTAL LIABILITIES	13,827	22,481	(1,251)		35,057	13,188	20,388	(1,171)		32,405
Redeemable noncontrolling interest	55	—	—		55	49	—	—		49
Equity	5,041	2,534	—		7,575	4,642	2,285	—		6,927
TOTAL LIABILITIES AND EQUITY	$18,923	$25,015	$(1,251)		$42,687	$17,879	$22,673	$(1,171)		$39,381
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
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
	(in millions)
Operating activities:
Net income (loss)	$1,024	$172	$—		$1,196	$711	$177	$—		$888
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	176	2	—		178	166	1	—		167
Depreciation and amortization expense of assets under operating lease	3	89	—		92	1	104	—		105
(Gain) loss from disposal of assets, net	20	—	—		20	16	—	—		16
Undistributed (income) loss of unconsolidated subsidiaries	(35)	(7)	(4)		(46)	85	(8)	(90)	(3)	(13)
Other non-cash items, net	43	35	—		78	59	30	—		89
Changes in operating assets and liabilities:
Provisions	445	—	—		445	(51)	—	—		(51)
Deferred income taxes	(179)	(9)	—		(188)	53	(26)	—		27
Trade and financing receivables related to sales, net	(19)	(1,367)	6	(3)	(1,380)	105	(1,068)	—	(3)	(963)
Inventories, net	(1,567)	188	—		(1,379)	(1,433)	269	—		(1,164)
Trade payables	273	(66)	(5)		202	81	(32)	7	(3)	56
Other assets and liabilities	(134)	77	(1)	(3)	(58)	(274)	(34)	(7)	(3)	(315)
Net cash provided (used) by operating activities	50	(886)	(4)		(840)	(481)	(587)	(90)		(1,158)
Investing activities:
Additions to retail receivables	—	(3,576)	—		(3,576)	—	(2,703)	—		(2,703)
Collections of retail receivables	—	2,995	—		2,995	—	2,392	—		2,392
Proceeds from sale of assets excluding assets sold under operating leases	1	—	—		1	2	—	—		2
Expenditures for property, plant and equipment and intangible assets excluding assets under operating lease	(221)	(3)	—		(224)	(137)	(2)	—		(139)
Expenditures for assets under operating lease	(9)	(228)	—		(237)	(6)	(246)	—		(252)
Other	137	(422)	79		(206)	(623)	323	—		(300)
Net cash provided (used) by investing activities	(92)	(1,234)	79		(1,247)	(764)	(236)	—		(1,000)
Financing activities:
Proceeds from long-term debt	—	4,408	—		4,408	—	5,212	—		5,212
Payments of long-term debt	(403)	(3,082)	—		(3,485)	(83)	(4,805)	—		(4,888)
Net increase (decrease) in other financial liabilities	42	570	—		612	25	178	—		203
Dividends paid	(529)	(4)	4	(2)	(529)	(415)	(90)	90	(2)	(415)
Other	(169)	79	(79)		(169)	(40)	—	—		(40)
Net cash provided (used) by financing activities	(1,059)	1,971	(75)		837	(513)	495	90		72
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	37	9	—		46	(182)	7	—		(175)
Increase (decrease) in cash and cash equivalents	(1,064)	(140)	—		(1,204)	(1,940)	(321)	—		(2,261)
Cash and cash equivalents, beginning of year	3,960	1,169	—		5,129	4,514	1,331	—		5,845
Cash and cash equivalents, end of period	$2,896	$1,029	$—		$3,925	$2,574	$1,010	$—		$3,584
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
C. LIQUIDITY AND CAPITAL RESOURCES
The following discussion of liquidity and capital resources principally focuses on our consolidated statement of cash flows and our consolidated statement of financial position. Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH Industrial focuses on cash preservation and leveraging its good access to funding in order to maintain solid financial strength and liquidity.
Cash Flow Analysis
At June 30, 2023, Cash and cash equivalents and Restricted cash were $3,925 million, a decrease of $1,204 million from $5,129 million at December 31, 2022, primarily due to operating activities cash absorption, receivables portfolio absorption, dividends paid, investments in fixed assets, and acquisition of businesses and other equity investments, partially offset by an increase in external borrowings to support working capital requirements.
At June 30, 2023, Cash and cash equivalents were $3,194 million ($4,376 million at December 31, 2022) and Restricted cash was $731 million ($753 million at December 31, 2022), respectively. Undrawn medium-term unsecured committed facilities were $5,020 million ($5,061 million at December 31, 2022) and other current financial assets were $300 million ($300 million at December 31, 2022). At June 30, 2023, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, other current financial assets, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $9,394 million ($10,632 million at December 31, 2022). At June 30, 2023, this amount also included $149 million net financial receivables from Iveco Group ($142 million net financial payables at December 31, 2022) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash used by operating activities in the six months ended June 30, 2023 totaled $840 million and primarily comprised the following elements:
▪$1,196 million net income;
▪plus $270 million in non-cash charges for depreciation and amortization ($178 million excluding equipment on operating leases);
▪plus $78 million in Other non-cash items primarily due to share-based payments and write downs of assets under operating leases;
▪plus change in provisions of $445 million;
▪less change in working capital of $2,615 million;
▪less change in deferred income taxes of $188 million.
In the six months ended June 30, 2022, net cash used in operating activities was $1,158 million primarily as a result of $2,386 million change in working capital, partially offset by 888 million in net income and by $272 million in non-cash charges for depreciation and amortization, along with $89 million in Other non-cash items driven by share-based payments and the write down of assets under operating leases.
Net Cash from Investing Activities
Net cash used in investing activities was $1,247 million in the six months ended June 30, 2023 and was primarily due to additions to retail receivables ($581 million), expenditures for assets under operating leases ($237 million), expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($224 million), and cash paid for acquisitions/investments of third-party businesses ($137 million).
In the six months ended June 30, 2022, net cash used in investing activities was $1,000 million and was primarily due to payment of the $502 million debt outstanding with Iveco Group at December 31, 2021, additions to retail receivables ($311 million), and expenditures for assets under operating leases ($252 million).
Net Cash from Financing Activities
Net cash provided by financing activities was $837 million in the six months ended June 30, 2023 compared to $72 million in the six months ended June 30, 2022 and was primarily due to an increase in external borrowings to support working capital requirements, partially offset by dividends paid.

Our consolidated debt as of June 30, 2023 and December 31, 2022 was as follows:

	Consolidated		Industrial Activities		Financial Services
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Total Debt (including Payables to Iveco Group)	$24,981	$23,118	$4,865	$4,977	$21,110	$19,092
A summary of total debt as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023			December 31, 2022
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
	(in millions)
Total bonds	$4,514	$4,756	$9,270	$4,836	$4,046	$8,882
Asset-backed debt	—	10,487	10,487	—	9,751	9,751
Other debt	105	5,008	5,113	73	4,256	4,329
Intersegment debt	242	752	—	63	888	—
Total Debt	4,861	21,003	24,870	4,972	18,941	22,962
Payables to Iveco Group	4	107	111	5	151	156
Total Debt (including Payables to Iveco Group)	$4,865	$21,110	$24,981	$4,977	$19,092	$23,118

A summary of issued bonds outstanding as of June 30, 2023 is as follows:

	Currency	Face value of outstanding bonds (in millions)	Coupon	Maturity	Outstanding amount ($ millions)
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	750	—%	April 1, 2024	815
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	707
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	109
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	543
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	652
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	54
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	543
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	54
Other Bonds:
CNH Industrial N.V. (2)	USD	600	4.500%	August 15, 2023	600
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(63)
Total Industrial Activities					$4,514
Financial Services
CNH Industrial Capital LLC	USD	600	1.950%	July 2, 2023	600
CNH Industrial Capital LLC	USD	500	4.200%	January 15, 2024	500
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital Australia Pty Ltd.	AUD	250	1.750%	July 8, 2024	166
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	226
CNH Industrial Capital Argentina SA	USD	67	—%	2023/2025	67
Banco CNH Industrial Capital S.A.	BRL	3,212	14.220% 15.470%	2023/2028	663
Hedging effects, bond premium/discount, and unamortized issuance costs					(66)
Total Financial Services					$4,756
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as of June 30, 2023 and December 31, 2022 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Debt are shown below:

	Consolidated		Industrial Activities		Financial Services
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Third party debt	$(24,870)	$(22,962)	$(4,619)	$(4,909)	$(20,251)	$(18,053)
Intersegment notes payable	—	—	(242)	(63)	(752)	(888)
Payable to Iveco Group N.V.	(111)	(156)	(4)	(5)	(107)	(151)
Total Debt(1)	(24,981)	(23,118)	(4,865)	(4,977)	(21,110)	(19,092)
Cash and cash equivalents	3,194	4,376	2,730	3,802	464	574
Restricted cash	731	753	166	158	565	595
Intersegment notes receivable	—	—	752	888	242	63
Receivables from Iveco Group N.V.	260	298	179	234	81	64
Other current financial assets(2)	300	300	300	300	—	—
Derivatives hedging debt	(39)	(43)	(39)	(43)	—	—
Net Cash (Debt)(3)	$(20,535)	$(17,434)	$(777)	$362	$(19,758)	$(17,796)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $242 million and $63 million as of June 30, 2023 and December 31, 2022, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $752 million and $888 million as of June 30, 2023 and December 31, 2022, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(510) million and $(825) million as of June 30, 2023 and December 31, 2022, respectively.
Excluding exchange rate differences of $354 million, Net Debt at June 30, 2023 increased by $2,747 million compared to December 31, 2022, mainly reflecting a Free Cash Flow absorption from Industrial Activities of $287 million, the increase in portfolio receivables of Financial Services of $1,908 million, and the cash out of $698 million related to yearly dividend and share buyback program.
In March 2019, CNH Industrial signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of one-year each, exercisable on the first and second anniversary of the signing date. CNH Industrial exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility will expire in March 2026 for €3,950.5 million; the remaining €49.5 million will mature in March 2025.
Available committed unsecured facilities expiring after twelve months amounted to approximately $5.0 billion at June 30, 2023 ($5.1 billion at December 31, 2022). Total committed secured facilities expiring after twelve months amounted to approximately $3.6 billion at June 30, 2023 ($2.9 billion at December 31, 2022), of which $0.7 billion was available at June 30, 2023 ($0.8 billion at December 31, 2022).
With the strong liquidity position at the end of June 2023 and the demonstrated access to the financial markets, CNH Industrial believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
Please refer to “Note 10: Debt” in our 2022 Annual Report for more information related to our debt and credit facilities.
Contingencies
As a global company with a diverse business portfolio, CNH Industrial is exposed to numerous legal risks, including legal proceedings, claims and governmental investigations, particularly in the areas of product liability (including asbestos-related liability), product performance, emissions and fuel economy, retail and wholesale credit, competition and antitrust law, intellectual property matters (including patent infringement), disputes with dealers and suppliers and service providers, environmental risks, and tax and employment matters. For more information, please refer to the information presented in “Note 15: Commitments and Contingencies” to our consolidated financial statements.
SAFE HARBOR STATEMENT
This Quarterly Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by the war in the Ukraine; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH Industrial and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See “Note 15: Commitments and Contingencies” to our consolidated financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
CNH Industrial N.V. has a share repurchase program that was announced in July 2022 to purchase up to $300 million shares of the Company’s common shares. The Company’s purchases of its common shares under the Share Buyback Program during the three months ended June 30, 2023, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share (€)	Average Price Paid per Share ($)(3)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
4/1/2023 - 4/30/2023	1,955,272	13.34	14.59	2,626,601
5/1/2023 - 5/31/2023(1)	1,339,017	12.63	13.65	34,351,702
6/1/2023 - 6/30/2023(2)	3,673,429	12.72	13.77	33,771,161
Total	6,967,718			33,771,161
1) On May 24, 2023, CNH Industrial N.V. launched a fourth tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this third tranche.
2) On June 29, 2023, CNH Industrial N.V. launched a fifth tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this third tranche.
3) Share repurchases are made on Euronext Milan and have been translated from Euros at the exchange rate reported by the European Central Bank on the respective transaction dates.
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
August 2, 2023