Form 10-Q
period 2023-09-30
CNH Industrial N.V.
filed 2023-11-08
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At September 30, 2023, 1,330,483,676 common shares, par value €0.01 per share, of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2023 and December 31, 2022
(Unaudited)

(in millions of dollars)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,979	$4,376
Restricted cash	706	753
Trade receivables, net	199	172
Financing receivables, net	22,240	19,260
Receivables from Iveco Group N.V.	229	298
Inventories, net	6,447	4,811
Property, plant and equipment, net	1,681	1,532
Investments in unconsolidated subsidiaries and affiliates	477	385
Equipment under operating leases	1,454	1,502
Goodwill, net	3,490	3,322
Other intangible assets, net	1,237	1,129
Deferred tax assets	704	433
Derivative assets	163	189
Other assets	1,035	1,219
Total Assets	$43,041	$39,381
Liabilities and Equity
Debt	$24,958	$22,962
Payables to Iveco Group N.V.	76	156
Trade payables	3,574	3,702
Deferred tax liabilities	26	85
Pension, postretirement and other postemployment benefits	421	449
Derivative liabilities	246	204
Other liabilities	5,625	4,847
Total Liabilities	34,926	32,405
Redeemable noncontrolling interest	58	49
Common shares, €0.01, par value; outstanding 1,330,483,676 common shares and 371,000,610 loyalty program special voting shares at 9/30/2023; and outstanding 1,344,240,971 common shares and 371,072,953 loyalty program special voting shares at 12/31/2022	25	25
Treasury stock, at cost; 33,916,520 common shares at 9/30/2023 and 20,159,225 common shares at 12/31/2022	(437)	(230)
Additional paid in capital	1,563	1,504
Retained earnings	9,134	7,906
Accumulated other comprehensive income (loss)	(2,300)	(2,278)
Noncontrolling interests	72	—
Total Equity	8,057	6,927
Total Liabilities and Equity	$43,041	$39,381

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars and shares, except per share amounts)	2023	2022	2023	2022
Revenues
Net sales	$5,332	$5,396	$16,062	$15,189
Finance, interest and other income	654	485	1,833	1,419
Total Revenues	5,986	5,881	17,895	16,608
Costs and Expenses
Cost of goods sold	4,059	4,156	12,133	11,819
Selling, general and administrative expenses	462	422	1,385	1,224
Research and development expenses	266	213	766	609
Restructuring expenses	5	11	8	19
Interest expense	346	190	941	490
Other, net	186	159	536	490
Total Costs and Expenses	5,324	5,151	15,769	14,651
Income of Consolidated Group before Income Taxes	662	730	2,126	1,957
Income tax (expense) benefit	(171)	(192)	(536)	(579)
Equity in income of unconsolidated subsidiaries and affiliates	79	21	176	69
Net income (loss)	570	559	1,766	1,447
Net income (loss) attributable to noncontrolling interests	3	3	11	10
Net income (loss) attributable to CNH Industrial N.V.	$567	$556	$1,755	$1,437

Earnings per share attributable to common shareholders
Basic	$0.43	$0.41	$1.31	$1.06
Diluted	$0.42	$0.41	$1.30	$1.06
Weighted average shares outstanding
Basic	1,332	1,350	1,337	1,354
Diluted	1,351	1,355	1,355	1,359

Cash dividends declared per common share	$—	$—	$0.396	$0.302

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2023	2022	2023	2022
Net income (loss)	$570	$559	$1,766	$1,447
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(33)	(10)	(59)	(89)
Changes in retirement plans’ funded status	(3)	(14)	(11)	(64)
Foreign currency translation	(14)	96	70	427
Share of other comprehensive income (loss) of entities using the equity method	(8)	(13)	(23)	(42)
Other comprehensive income (loss), net of tax	(58)	59	(23)	232
Comprehensive income (loss)	512	618	1,743	1,679
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	3	10	9
Comprehensive income (loss) attributable to CNH Industrial N.V.	$513	$615	$1,733	$1,670

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2023	2022
Cash Flows from Operating Activities
Net Income (loss)	$1,766	$1,447
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	276	252
Depreciation and amortization expense of assets under operating leases	140	155
(Gain) loss on disposal of assets, net	21	22
Undistributed (income) loss of unconsolidated subsidiaries	(125)	(36)
Other non-cash items, net	136	130
Changes in operating assets and liabilities:
Provisions	618	(21)
Deferred income taxes	(319)	83
Trade and financing receivables related to sales, net	(1,602)	(1,279)
Inventories, net	(1,443)	(1,121)
Trade payables	(101)	(120)
Other assets and liabilities	25	(398)
Net cash provided (used) by operating activities	(608)	(886)
Cash Flows from Investing Activities
Additions to retail receivables	(5,689)	(4,179)
Collections of retail receivables	4,308	3,342
Proceeds from the sale of assets, excluding assets under operating leases	1	25
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(401)	(245)
Expenditures for assets under operating leases	(384)	(368)
Other	123	(165)
Net cash provided (used) by investing activities	(2,042)	(1,590)
Cash Flows from Financing Activities
Proceeds from long-term debt	7,510	7,727
Payments of long-term debt	(6,478)	(6,733)
Net increase in other financial liabilities	930	340
Dividends paid	(531)	(416)
Purchase of treasury stock and other	(224)	(116)
Net cash provided (used) by financing activities	1,207	802
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1)	(357)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,444)	(2,031)
Cash, cash equivalents and restricted cash, beginning of year	5,129	5,845
Cash, cash equivalents and restricted cash, end of period	$3,685	$3,814

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49
Net income (loss)	—	—	—	482	—	—	482	4
Other comprehensive income (loss), net of tax	—	—	—	—	(38)	1	(37)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(71)	—	—	—	—	(71)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	24	—	—	—	24	—
Other changes	—	—	—	—	—	74	74	—
Balance March 31, 2023	25	(301)	1,528	8,388	(2,316)	75	7,399	52
Net income (loss)	—	—	—	706	—	—	706	4
Other comprehensive income (loss), net of tax	—	—	—	—	70	2	72	—
Dividends paid	—	—	—	(527)	—	—	(527)	(1)
Acquisition of treasury stock	—	(98)	—	—	—	—	(98)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	17	(17)	—	—	—	—	—
Share-based compensation expense	—	—	25	—	—	—	25	—
Other changes	—	—	—	—	—	(2)	(2)	—
Balance June 30, 2023	25	(382)	1,536	8,567	(2,246)	75	7,575	55
Net income (loss)	—	—	—	567	—	(2)	565	5
Other comprehensive income (loss), net of tax	—	—	—	—	(54)	(4)	(58)	—
Dividends paid	—	—	—	—	—	—	—	(2)
Acquisition of treasury stock	—	(55)	—	—	—	—	(55)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	28	—	—	—	28	—
Other changes	—	—	(1)	—	—	3	2	—
Balance September 30, 2023	$25	$(437)	$1,563	$9,134	$(2,300)	$72	$8,057	$58

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2022
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2021, as previously reported	$25	$(84)	$4,464	$4,818	$(2,445)	$30	$6,808	$45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income (loss)	—	—	—	333	—	—	333	3
Other comprehensive income (loss), net of tax	—	—	—	—	130	—	130	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(21)	—	—	—	—	(21)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	18	—	—	—	18	—
Other changes	—	—	(4)	—	—	(1)	(5)	—
Balance March 31, 2022	25	(105)	1,434	6,615	(2,367)	7	5,609	47
Net income (loss)	—	—	—	548	—	—	548	4
Other comprehensive income (loss), net of tax	—	—	—	—	44	(1)	43	—
Dividends paid	—	—	—	(412)	—	—	(412)	(2)
Acquisition of treasury stock	—	(19)	—	—	—	—	(19)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	3	(3)	—	—	—	—	—
Share-based compensation expense	—	—	21	—	—	—	21	—
Other changes	—	—	4	—	—	—	4	—
Balance June 30, 2022	25	(121)	1,456	6,751	(2,323)	6	5,794	49
Net income (loss)	—	—	—	556	—	(2)	554	5
Other comprehensive income (loss), net of tax	—	—	—	—	59	—	59	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(76)	—	—	—	—	(76)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	4	(4)	—	—	—	—	—
Share-based compensation expense	—	—	23	—	—	—	23	—
Other changes	—	—	4	—	—	(1)	3	(1)
Balance September 30, 2022	$25	$(193)	$1,479	$7,307	$(2,264)	$3	$6,357	$52

See accompanying notes to the consolidated financial statements.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial”, "CNH" and the “Company” refer to CNH Industrial and its consolidated subsidiaries.
The consolidated financial statements of CNH Industrial N.V. and its consolidated subsidiaries have been voluntarily prepared by the Company without audit. Although prepared on a voluntary basis, the consolidated financial statements included in the report comply in all material respects with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) governing interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including rising inflation, and geopolitical events may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•Europe, Middle East and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Turkey, Uzbekistan, Pakistan, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia and Oceania.
Business Combinations
On March 13, 2023, CNH Industrial purchased Augmenta Holding SAS ("Augmenta"). The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $79 million and a deferred payment of $10 million. At March 31, 2023, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2023. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Measurement period adjustments were recorded in the second and third quarters of 2023 reducing goodwill by $14 million primarily offset by increases in intangible assets as a result of updates of certain of the valuations. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s consolidated results of operations. Additionally, Augmenta's post-acquisition results were not material.
On March 15, 2023, CNH Industrial acquired a controlling interest in Bennamann LTD ("Bennamann") (ownership interest of 50.0085%) by purchasing an additional 34.4% interest through cash consideration of approximately $51 million. At March 31, 2023, CNH Industrial recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $118 million and $46 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2023. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period.

Measurement period adjustments were made in the second and third quarters of 2023 reducing goodwill by $3 million, primarily offset by increases in intangible assets as a result of updates of certain of the valuations. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s consolidated results of operations. Additionally, Bennamann's post-acquisition results were not material.
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
Supplier Finance Programs Disclosures
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 and applied the guidance within ASU 2022-04 to its disclosures beginning January 1, 2023. As these amendments relate to disclosures only, there are no impacts to the Company’s consolidated financial statements.
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
As of September 30, 2023 and December 31, 2022, $193 million and $189 million of obligations remain outstanding that we have confirmed as valid to the administrators of the supply chain finance programs. These balances are included within “Accounts payable” in our consolidated balance sheets and are reflected as cash flow from operating activities in our consolidated statements of cash flows when settled.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06"). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt ASU 2020-04 and ASU

2022-06 in the second quarter of 2023. The Company renegotiated its contract terms on its interest rate derivatives by changing the floating interest rate swap from LIBOR to overnight SOFR. The Company elected to make the change using the optional expedients under ASC 848, which allows the change in critical terms without de-designation and results in no change to the cumulative basis adjustment reflected in earnings. The elections did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2023.
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
Disclosure improvements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a significant effect on its financial statements and related disclosures.
3. REVENUE
The following table summarizes revenues for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Agriculture	$4,384	$4,501	$13,201	$12,600
Construction	948	895	2,861	2,589
Total Industrial Activities	5,332	5,396	16,062	15,189
Financial Services	653	482	1,805	1,419
Eliminations and other	1	3	28	—
Total Revenues	$5,986	$5,881	$17,895	$16,608
The following table disaggregates revenues by major source for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from:
Sales of goods	$5,322	$5,388	$16,031	$15,166
Rendering of services and other revenues	10	8	31	23
Revenues from sales of goods and services	5,332	5,396	16,062	15,189
Finance and interest income	491	303	1,342	815
Rents and other income on operating lease	163	182	491	604
Finance, interest and other income	654	485	1,833	1,419
Total Revenues	$5,986	$5,881	$17,895	$16,608

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
The following table presents certain assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets included in this report. The assets in the table below include only those assets that can be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Company (in millions of dollars).

	September 30, 2023	December 31, 2022
Restricted cash	$556	$595
Financing receivables	9,344	8,808
Total Assets	$9,900	$9,403
Debt	$8,930	$8,485
Total Liabilities	$8,930	$8,485
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
A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial	$567	$556	$1,755	$1,437
Weighted average common shares outstanding—basic	1,332	1,350	1,337	1,354
Basic EPS attributable to CNH Industrial N.V.	$0.43	$0.41	$1.31	$1.06
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,332	1,350	1,337	1,354
Stock compensation plans (1)	19	5	18	5
Weighted average common shares outstanding—diluted	1,351	1,355	1,355	1,359
Diluted EPS attributable to CNH Industrial N.V.	$0.42	$0.41	$1.30	$1.06
(1) For the three and nine months ended September 30, 2023, no shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three and nine months ended September 30, 2022, 4.7 million and 2.0 million shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.

6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH Industrial’s defined benefit pension plans and postretirement health and life insurance plans for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$3	$2	$1	$1	$2	$1
Interest cost	14	6	3	2	1	1
Expected return on assets	(12)	(11)	(2)	(1)	—	—
Amortization of:
Prior service credit	—	—	(9)	(31)	—	—
Actuarial loss (gain)	4	4	—	1	(1)	—
Net periodic benefit cost	$9	$1	$(7)	$(28)	$2	$2

	Pension		Healthcare		Other
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$7	$8	$2	$3	$4	$4
Interest cost	41	20	7	5	3	1
Expected return on assets	(34)	(35)	(3)	(4)	—	—
Amortization of:
Prior service credit	—	—	(27)	(94)	—	—
Actuarial loss (gain)	13	14	—	2	(1)	—
Net periodic benefit cost	$27	$7	$(21)	$(88)	$6	$5
On February 20, 2018, CNH Industrial announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH Industrial to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented Company retirees. On April 16, 2018, CNH Industrial announced its determination to modify the benefits provided to the applicable retirees (“Benefit Modification”) to make them consistent with the benefits provided to current eligible CNH Industrial retirees who had been represented by the UAW. The Benefit Modification resulted in a reduction of the plan liability of $527 million. This amount was amortized from Other Comprehensive Income ("OCI") to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. The amount was completely amortized as of December 31, 2022. For the three and nine months ended September 30, 2022, $30 million and $90 million of amortization (“Benefit Modification Amortization”) was recorded as a pre-tax gain in Other, net, respectively.
In 2021, CNH Industrial communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $100 million. This amount will be amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and nine months ended September 30, 2023 and 2022, $6 million and $18 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rate for the three months ended September 30, 2023 and 2022 was 25.8% and 26.3%, respectively. The 2023 effective tax rate for the three months ended September 30, 2023 was lower than the effective tax rate for the three months ended September 30, 2022 due to a lower share of consolidated earnings in higher taxing jurisdictions compared to the prior year.

The effective tax rate for the nine months ended September 30, 2023 and 2022 was 25.2% and 29.6%, respectively. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia, although these benefits were partially offset by discrete tax expenses associated with prior periods. The 2022 effective tax rate was increased by pre-tax losses for which deferred tax assets were not recognized, the de-recognition of certain deferred tax assets, increased charges for unrecognized tax benefits, and a discrete tax charge resulting from the sale of Raven’s Engineered Films division.
As in all financial reporting periods, the Company assessed the realizability of its deferred tax assets, which relate to multiple tax jurisdictions in all regions of the world. During the nine-month period ended September 30, 2023, there were no changes in our assessment of deferred tax asset positions that impacted the Company’s tax rate for the period. During the nine-month period ended September 30, 2022, the Company changed its assessment regarding the recognition of its Russian deferred tax assets and applied a full valuation allowance as of the beginning of the period.
The Company operates in many jurisdictions around the world and is routinely subject to income tax audits. As various ongoing audits are concluded, or as the applicable statutes of limitations expire, it is possible the Company’s amount of unrecognized tax benefits could change during the next twelve months. We do not expect changes to our assessment to have a material impact on the Company's results of operations, balance sheet, or cash flows.
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
Construction designs, manufactures and distributes a full line of construction equipment, including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
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

The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Agriculture	$672	$666	$2,063	$1,755
Construction	60	24	176	90
Unallocated items, eliminations and other	(75)	(20)	(205)	(92)
Total Adjusted EBIT of Industrial Activities	657	670	2,034	1,753
Financial Services Net income (loss)	86	86	258	263
Financial Services Income Taxes	34	32	89	106
Interest expense of Industrial Activities, net of interest income and eliminations	(10)	(27)	(36)	(97)
Foreign exchange gains (losses), net of Industrial Activities	(21)	(14)	(27)	(14)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	—	35	2	112
Restructuring expense of Industrial Activities	(5)	(11)	(8)	(19)
Other discrete items(2)	—	(20)	(10)	(78)
Income (loss) before taxes	741	751	2,302	2,026
Income tax (expense) benefit	(171)	(192)	(536)	(579)
Net income (loss)	$570	$559	$1,766	$1,447
(1) In the three and nine months ended September 30, 2023 and 2022, this item includes the pre-tax gain of $6 million and $18 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the three and nine months ended September 30, 2022, this item includes the pre-tax gain of $30 million and $90 million as a result of the 2018 modification of a healthcare plan in the U.S.
(2) In the three months ended September 30, 2023 this item did not include any discrete items, while the three months ended September 30, 2022 included $14 million of costs related to the Raven segments held for sale and $7 million of spin off costs related to the Iveco Group business. The nine months ended September 30, 2023 included a loss of $23 million on the sale of CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann. The nine months ended September 30, 2022 included $43 million of asset write-downs related to the Industrial Activities of our Russian Operations, $22 million of costs related to the Raven segments held for sale, and $13 million of spin off costs related to the Iveco Group business.
9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of September 30, 2023 and December 31, 2022 is as follows (in millions of dollars):

	September 30, 2023	December 31, 2022
Retail	$12,826	$11,446
Wholesale	9,379	7,785
Other	35	29
Total	$22,240	$19,260
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-

free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH Industrial receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three and nine months ended September 30, 2023 and 2022 relating to the termination of dealer contracts.
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
The Company may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to the Company, although the Company provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivables for which there is a breach of the representations and warranties. Moreover, the Company does not guarantee any securities issued by the trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup call option by the Company, in its role as servicer.
Factoring transactions may be either with recourse or without recourse; certain without recourse transfers include deferred payment clauses (i.e., when the payment by the factor of a minor part of the purchase price is dependent on the total amount collected from the receivables), requiring first loss cover, meaning that the transferor takes priority participation in the losses, or requires a significant exposure to the cash flows arising from the transferred receivables to be retained. These types of transactions do not qualify for the derecognition of the assets, since the risks and rewards connected with collection are not substantially transferred and, accordingly, CNH Industrial continued to recognize the receivable transferred by this means in its consolidated statement of financial position and recognizes a financial liability of the same amount under asset-backed financing.
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At September 30, 2023 and December 31, 2022, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	Restricted Receivables
	September 30, 2023	December 31, 2022
Retail note and finance lease receivables	$7,117	$6,766
Wholesale receivables	5,953	4,582
Total	$13,070	$11,348

Allowance for Credit Losses
Allowance for credit losses for the three and nine months ended September 30, 2023 is as follows (in millions of dollars):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Retail	Wholesale	Retail	Wholesale
Opening Balance	$280	$60	$270	$64
Provision	31	(3)	67	(6)
Charge-offs	(4)	(1)	(25)	(1)
Recoveries	—	—	1	—
Foreign currency translation and other	(6)	—	(12)	(1)
Ending Balance	$301	$56	$301	$56
At September 30, 2023, the allowance for credit losses included an increase in reserves due to specific reserve needs primarily in South America, partially offset by a decrease in reserves of $15 million due to the sale of CNH Capital Russia. CNH Industrial will update the macroeconomic factors in future periods as warranted. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses for the three and nine months ended September 30, 2022 is as follows (in millions of dollars):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Retail	Wholesale	Retail	Wholesale
Opening Balance	$246	$61	$220	$65
Provision	15	(3)	41	—
Charge-offs, net of recoveries	(4)	(1)	(13)	(6)
Foreign currency translation and other	(8)	(2)	1	(4)
Ending Balance	$249	$55	$249	$55
CNH Industrial assesses and monitors the credit quality of its financing receivables based on whether a receivable is classified as performing or non-performing. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. These receivables are generally more than 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and nine months ended September 30, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at such time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge-offs as of September 30, 2023 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Charge-offs
Retail
North America
2023					$2,824	$2	$2,826	$—
2022					2,444	2	2,446	8
2021					1,516	2	1,518	3
2020					672	1	673	3
2019					275	1	276	3
Prior to 2019					118	1	119	2
Total	$38	$9	$47	$7,802	$7,849	$9	$7,858	$19
South America
2023					$1,572	$4	$1,576	$—
2022					934	34	968	—
2021					576	17	593	1
2020					303	7	310	4
2019					126	3	129	—
Prior to 2019					105	2	107	1
Total	$34	$2	$36	$3,580	$3,616	$67	$3,683	$6
Asia Pacific
2023					$543	$1	$544	$—
2022					381	1	382	—
2021					216	2	218	—
2020					94	1	95	—
2019					26	1	27	—
Prior to 2019					3	—	3	—
Total	$6	$7	$13	$1,250	$1,263	$6	$1,269	$—
Europe, Middle East, Africa	$—	$—	$—	$6	$6	$10	$16	$—
Total Retail	$78	$18	$96	$12,638	$12,734	$92	$12,826	$25
Wholesale
North America	$—	$—	$—	$4,825	$4,825	$—	$4,825	$—
South America	1	—	1	1,366	1,367	—	1,367	—
Asia Pacific	4	1	5	779	784	—	784	1
Europe, Middle East, Africa	5	—	5	2,398	2,403	—	2,403	—
Total Wholesale	$10	$1	$11	$9,368	$9,379	$—	$9,379	$1

The aging of financing receivables as of December 31, 2022 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2022					$3,558	$—	$3,558
2021					2,035	1	2,036
2020					994	—	994
2019					472	—	472
2018					225	—	225
Prior to 2018					65	—	65
Total	$42	$16	$58	$7,291	$7,349	$1	$7,350
South America
2022					$1,179	$2	$1,181
2021					725	3	728
2020					408	2	410
2019					207	1	208
2018					116	—	116
Prior to 2018					95	—	95
Total	$12	$—	$12	$2,718	$2,730	$8	$2,738
Asia Pacific
2022					$601	$—	$601
2021					400	1	401
2020					220	1	221
2019					84	—	84
2018					35	—	35
Prior to 2018					3	—	3
Total	$8	$8	$16	$1,327	$1,343	$2	$1,345
Europe, Middle East, Africa	$—	$—	$—	$2	$2	$11	$13
Total Retail	$62	$24	$86	$11,338	$11,424	$22	$11,446
Wholesale
North America	$—	$—	$—	$3,378	$3,378	$—	$3,378
South America	—	—	—	1,416	1,416	—	1,416
Asia Pacific	—	—	—	494	494	—	494
Europe, Middle East, Africa	7	2	9	2,488	2,497	—	2,497
Total Wholesale	$7	$2	$9	$7,776	$7,785	$—	$7,785

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
TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of September 30, 2023 and 2022, CNH Industrial's TDRs were immaterial.

10. INVENTORIES
Inventories as of September 30, 2023 and December 31, 2022 consist of the following (in millions of dollars):

	September 30, 2023	December 31, 2022
Raw materials	$2,111	$1,955
Work-in-process	637	471
Finished goods	3,699	2,385
Total inventories	$6,447	$4,811
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expense of $1 million and $4 million in the three months ended September 30, 2023 and 2022, respectively, and $4 million and $7 million in the nine months ended September 30, 2023 and 2022.
For the three months ended September 30, 2023 and 2022, the Company incurred operating lease expenses of $25 million and $18 million, respectively, and $64 million and $53 million in the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023, the Company has recorded approximately $237 million of right-of-use assets and $241 million of related lease liability included in Other assets and Other liabilities, respectively. At September 30, 2023, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.3 years and 4.3%, respectively.
During the nine months ended September 30, 2023 and 2022 leased assets obtained in exchange for operating lease obligations were $77 million and $82 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $61 million and $52 million as of September 30, 2023 and 2022, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.
12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of September 30, 2023 and December 31, 2022 is as follows (in millions of dollars):

	September 30, 2023	December 31, 2022
Equity method	$423	$331
Cost method	54	54
Total	$477	$385

13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at January 1, 2023	$3,136	$46	$140	$3,322
Acquisition	177	—	—	177
Foreign currency translation and other	(9)	—	—	(9)
Balance at September 30, 2023	$3,304	$46	$140	$3,490
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
The acquisitions of Augmenta Holding SAS and Bennamann LTD during the first quarter of 2023 led to an increase in goodwill for Agriculture of $76 million and $118 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. During the second and third quarters of 2023, measurement period adjustments were recorded reducing goodwill by $14 million and $3 million for Augmenta and Bennamann, respectively. The valuations of assets acquired and liabilities assumed have not yet been finalized as of September 30, 2023. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period.
As of September 30, 2023 and December 31, 2022, the Company’s other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		September 30, 2023			December 31, 2022
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	15	$252	$227	$25	$291	$242	$49
Patents, concessions, licenses and other	5-25	1,991	1,262	729	1,796	1,153	643
		2,243	1,489	754	2,087	1,395	692
Other intangible assets not subject to amortization:
In-process research and development		211	—	211	165	—	165
Trademarks		272	—	272	272	—	272
Total other intangible assets		$2,726	$1,489	$1,237	$2,524	$1,395	$1,129

During the first quarter of 2023, the Company recorded $81 million in intangible assets based on the preliminary valuation for the Augmenta and Bennamann acquisitions. Measurement period adjustments were recorded in the second and third quarters increasing intangible assets by $12 million and $5 million for Augmenta and Bennamann, respectively. The valuation of assets acquired and liabilities assumed has not been finalized as of September 30, 2023. The intangible assets associated with the acquisitions are subject to adjustment during the measurement period.
CNH Industrial recorded amortization expense of $43 million and $35 million for the three months ended September 30, 2023 and 2022, respectively, and $119 million and $101 million for the nine months ended September 30, 2023 and 2022, respectively.

14. OTHER LIABILITIES
A summary of other liabilities as of September 30, 2023 and December 31, 2022 is as follows (in millions of dollars):

	September 30, 2023	December 31, 2022
Warranty and campaign programs	$566	$544
Marketing and sales incentive programs	2,159	1,556
Tax payables	507	506
Accrued expenses and deferred income	886	700
Accrued employee benefits	511	535
Lease liabilities	241	228
Legal reserves and other provisions	304	263
Contract reserve	19	16
Contract liabilities	43	33
Restructuring reserve	17	30
Other	372	436
Total	$5,625	$4,847
Warranty and Campaign Programs
CNH Industrial pays for basic warranty and other service action costs. A summary of recorded activity for the three and nine months ended September 30, 2023 and 2022 for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance beginning of period	$588	$484	$544	$526
Current year additions	131	118	396	303
Claims paid	(143)	(110)	(370)	(320)
Currency translation adjustment and other	(10)	(17)	(4)	(34)
Balance end of period	$566	$475	$566	$475
Restructuring Expense
The Company incurred restructuring expenses of $5 million and $11 million during the three months ended September 30, 2023 and 2022, respectively. The Company incurred restructuring expenses of $8 million and $19 million during the nine months ended September 30, 2023 and 2022, respectively.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of September 30, 2023 and December 31, 2022, environmental reserves of approximately $24 million and $25 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
Guarantees
CNH Industrial provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of September 30, 2023 and December 31, 2022 totaling of $31 million and $19 million, respectively.
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
All of CNH Industrial’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s foreign exchange derivatives was $6.9 billion and $5.9 billion at September 30, 2023 and December 31, 2022, respectively.
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
CNH Industrial also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH Industrial’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and nine months ended September 30, 2023 and 2022.
All of CNH Industrial’s interest rate derivatives outstanding as of September 30, 2023 and December 31, 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH Industrial’s interest rate derivatives was approximately $8.1 billion and $6.4 billion at September 30, 2023 and December 31, 2022, respectively.
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

Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three and nine months ended September 30, 2023 and 2022 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2023
Foreign exchange contracts	$(33)
		Net sales	(3)
		Cost of goods sold	13
		Other, net	(15)
Interest rate contracts	(12)	Interest expense	2
Total	$(45)		$(3)
2022
Foreign exchange contracts	$(87)
		Net sales	—
		Cost of goods sold	(77)
		Other, net	8
Interest rate contracts	1	Interest expense	8
Total	$(86)		$(61)

		Recognized in Net Income
For the Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2023
Foreign exchange contracts	$(44)
		Net sales	(7)
		Cost of goods sold	(19)
		Other, net	10
Interest rate contracts	(46)	Interest expense	10
Total	$(90)		$(6)
2022
Foreign exchange contracts	$(248)
		Net sales	2
		Cost of goods sold	(135)
		Other, net	4
Interest rate contracts	41	Interest expense	25
Total	$(207)		$(104)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the nine months ended September 30, 2023 and 2022 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gain as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(90)	30	(60)
Net losses reclassified from accumulated other comprehensive income into income	6	(3)	3
Accumulated derivative net losses as of September 30, 2023	$(13)	$—	$(13)

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	19	—	19
Net changes in fair value of derivatives	(207)	27	(180)
Net losses reclassified from accumulated other comprehensive income into income	104	(13)	91
Accumulated derivative net losses as of September 30, 2022	$(87)	$—	$(87)
The following tables summarize the earnings impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the three and nine months ended September 30, 2023 and 2022 (in millions of dollars):

		For the Three Months Ended September 30,
	Classification of Gain (Loss)	2023	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$(3)	$(31)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(10)	$21

		For the Nine Months Ended September 30,
	Classification of Gain (Loss)	2023	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$(2)	$(106)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(44)	$(25)

The fair values of CNH Industrial’s derivatives as of September 30, 2023 and December 31, 2022 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Derivative assets	$54	Derivative assets	$77
Foreign currency contracts	Derivative assets	38	Derivative assets	70
Total derivative assets		$92		$147
Interest rate contracts	Derivative liabilities	$125	Derivative liabilities	$106
Foreign currency contracts	Derivative liabilities	67	Derivative liabilities	56
Total derivative liabilities		$192		$162

Derivatives not designated as hedging instruments
Interest rate contracts	Derivative assets	$44	Derivative assets	$28
Foreign currency contracts	Derivative assets	27	Derivative assets	14
Total derivative assets		$71		$42
Interest rate contracts	Derivative liabilities	$44	Derivative liabilities	$28
Foreign currency contracts	Derivative liabilities	10	Derivative liabilities	14
Total derivative liabilities		$54		$42
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in millions of dollars):

	Level 1		Level 2		Total
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Foreign exchange derivatives	$—	$—	$65	$84	$65	$84
Interest rate derivatives	—	—	98	105	98	105
Total Assets	$—	$—	$163	$189	$163	$189
Liabilities
Foreign exchange derivatives	$—	$—	$77	$70	$77	$70
Interest rate derivatives	—	—	169	134	169	134
Total Liabilities	$—	$—	$246	$204	$246	$204

Items Measured at Fair Value on a Non-Recurring Basis
The Company recorded fixed asset write-downs of $17 million related to the suspension of operations in Russia during the nine months ended September 30, 2022.
The following tables present the fair value for nonrecurring Level 3 measurements from impairments recorded in the nine months ended September 30, 2023 and 2022 (in millions of dollars):

	Fair Value		Losses
	2023	2022	2023	2022
Property, plant and equipment	$—	$7	$—	$17
The following is a description of the valuation methodologies the Company uses for non-monetary assets measured at fair value:
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
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows (in millions of dollars):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$22,240	$22,075	$19,260	$18,827
Debt	$24,958	$24,884	$22,962	$22,651
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

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest. For more information on derivative instruments, see “Note 16: Financial Instruments”. For more information on pensions and retirement benefit obligations, see “Note 6: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in millions of dollars):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(42)	$9	$(33)	$(84)	$25	$(59)
Changes in retirement plans’ funded status	(5)	2	(3)	(16)	5	(11)
Foreign currency translation	(14)	—	(14)	70	—	70
Share of other comprehensive income (loss) of entities using the equity method	(8)	—	(8)	(23)	—	(23)
Other comprehensive income (loss)	$(69)	$11	$(58)	$(53)	$30	$(23)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(23)	$13	$(10)	$(103)	$14	$(89)
Changes in retirement plans’ funded status	(21)	7	(14)	(89)	25	(64)
Foreign currency translation	96	—	96	427	—	427
Share of other comprehensive income (loss) of entities using the equity method	(13)	—	(13)	(42)	—	(42)
Other comprehensive income (loss)	$39	$20	$59	$193	$39	$232

The changes, net of tax, in each component of accumulated other comprehensive income (loss) in the nine months ended September 30, 2023 and 2022 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance January 1, 2022	$2	$(324)	$(1,951)	$(224)	$(2,497)
Other comprehensive income (loss), before reclassifications	(180)	36	428	(42)	242
Amounts reclassified from other comprehensive income	91	(100)	—	—	(9)
Other comprehensive income (loss)*	(89)	(64)	428	(42)	233
Balance September 30, 2022	$(87)	$(388)	$(1,523)	$(266)	$(2,264)

Balance January 1, 2023	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications	(62)	(1)	71	(23)	(15)
Amounts reclassified from other comprehensive income	3	(10)	—	—	(7)
Other comprehensive income (loss)*	(59)	(11)	71	(23)	(22)
Balance September 30, 2023	$(13)	$(296)	$(1,729)	$(262)	$(2,300)
(*)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of $(1) million and $1 million for the nine months ended September 30, 2023 and 2022, respectively.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three and nine months ended September 30, 2023 and 2022 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)				Consolidated Statement of Operations Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow hedges	$3	$—	$7	$(2)	Net sales
	(13)	77	19	135	Cost of goods sold
	15	(8)	(10)	(4)	Other, net
	(2)	(8)	(10)	(25)	Interest expense
	—	(5)	(3)	(13)	Income taxes
	$3	$56	$3	$91
Change in retirement plans’ funded status:
Amortization of actuarial losses	$3	$5	$12	$16	*
Amortization of prior service cost	(9)	(31)	(27)	(94)	*
	3	(8)	5	(22)	Income taxes
	$(3)	$(34)	$(10)	$(100)
Total reclassifications, net of tax	$—	$22	$(7)	$(9)
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
18. RELATED PARTY INFORMATION
As of September 30, 2023, CNH Industrial’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. and its subsidiaries and affiliates ("Stellantis"), Ferrari N.V. and Iveco Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH Industrial.

As of September 30, 2023, EXOR N.V. held 41.7% of CNH Industrial’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH Industrial’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH Industrial as of September 30, 2023. In addition, CNH Industrial engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH Industrial has a significant influence or joint control.
The Company’s Audit Committee reviews and approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of September 30, 2023 and December 31, 2022, among other things, EXOR N.V. managed a portfolio that includes investments in Stellantis, Iveco Group and Ferrari. CNH Industrial did not enter into any significant transactions with EXOR N.V. during the three and nine months ended September 30, 2023 and 2022.
In connection with the establishment of Fiat Industrial (now CNH Industrial) through the demerger from Fiat (which was subsequently merged into Fiat Chrysler Automobiles N.V. which is now Stellantis), the two companies entered into a Master Services Agreement (“Stellantis MSA”) which sets forth the primary terms and conditions pursuant to which the service provider subsidiaries of CNH Industrial and Stellantis provide services to the service receiving subsidiaries. As structured, the applicable service provider and service receiver subsidiaries become parties to the Stellantis MSA through the execution of an Opt-in letter that may contain additional terms and conditions. Pursuant to the Stellantis MSA, service receivers are required to pay to service providers the actual cost of the services plus a negotiated margin. During the six months ended June 30, 2023 and full year 2022, Stellantis subsidiaries provided CNH Industrial with administrative services such as accounting, maintenance of plant and equipment, security, information systems and training under the terms and conditions of the Stellantis MSA and the applicable Opt-in letters. At June 30, 2023, the Stellantis MSA was terminated. Costs incurred by CNH Industrial related to the termination of the contract were not material.
Furthermore, CNH Industrial and Stellantis engage in other minor transactions in the ordinary course of business.
These transactions with Stellantis are reflected in the Company’s consolidated financial statements as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$—	$—	$—	$—
Cost of goods sold	1	3	7	14
Selling, general and administrative expenses	7	11	29	36

	September 30, 2023	December 31, 2022
Trade receivables	$—	$—
Trade payables	12	14
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
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$68	$12	$125	$33
Cost of goods sold	274	218	808	721

	September 30, 2023	December 31, 2022
Trade receivables	$24	$21
Receivables from Iveco Group N.V.	229	298
Trade payables	206	184
Payables to Iveco Group N.V.	76	156
Transactions with Unconsolidated Subsidiaries and Affiliates
CNH Industrial sells agricultural and construction equipment and provides technical services to unconsolidated subsidiaries and affiliates such as CNH de Mexico SA de CV, Turk Traktor ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc.. CNH Industrial also purchases equipment from unconsolidated subsidiaries and affiliates, such as Turk Traktor ve Ziraat Makineleri A.S. These transactions primarily affected revenues, finance and interest income, cost of goods sold, trade receivables and payables, and are presented as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$137	$79	$430	$301
Cost of goods sold	171	138	497	382

	September 30, 2023	December 31, 2022
Trade receivables	$1	$—
Trade payables	91	100
At September 30, 2023 and December 31, 2022, CNH Industrial had provided guarantees totaling $31 million and $19 million, respectively, on certain commitments of its affiliate CNH Industrial Capital Europe S.a.S.
19. SUBSEQUENT EVENTS
Effective October 12, 2023, CNH Industrial closed on its purchase of Hemisphere GNSS ("Hemisphere"), a global satellite navigation technology leader, for a total consideration of $175 million. The acquisition of Hemisphere consolidates our guidance and connectivity capabilities to advance CNH Industrial's in-house precision, automation and autonomy technology for the agriculture and construction industries.
CNH Industrial completed the sixth and final tranche of its $300 million buyback program ("Buyback Program") on November 6, 2023, with additional purchases of the Company's common stock of approximately $26 million.
On November 7, 2023, the Company announced that the Board of Directors approved a new share buyback program. Under the new share buyback program, the Company may repurchase periodically up to $1 billion worth of its common shares between November 8, 2023 and March 1, 2024.
On November 7, 2023, the Company announced a targeted restructuring action which includes the reduction of approximately 5% of the Company’s salaried workforce cost. In connection with the restructuring plan, the Company estimates that it will incur pre-tax restructuring and related charges of up to $200 million primarily related to employee severance and benefits cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
CNH Industrial N.V. (“CNH Industrial” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH Industrial has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. Unless otherwise indicated or the context otherwise requires, the terms “CNH Industrial” and the “Company” refer to CNH Industrial and its consolidated subsidiaries.
The Company has three reportable segments reflecting the three businesses directly managed by CNH Industrial N.V., consisting of: (i) Agriculture, which designs, produces and sells agricultural equipment (ii) Construction, which designs, produces and sells construction equipment, and (iii) Financial Services, which provides financial services to customers acquiring our products. The Company’s worldwide Agriculture and Construction operations, as well as corporate functions, are collectively referred to as “Industrial Activities.”
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
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•Europe, Middle East and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Turkey, Uzbekistan, Pakistan, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia and Oceania.
Non-GAAP Financial Measures
CNH Industrial monitors its operations through the use of non-GAAP financial measures. CNH Industrial’s management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers’ ability to assess CNH Industrial’s financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as to make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP.
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
Global Business Conditions
In combination with the economic recovery factors and repercussions from geopolitical events, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. For example, the Company experienced supply chain disruptions and inflationary pressures in 2022 and, while these trends improved in 2023, the Company continues to experience some disruptions. The reduction in supply chain disruptions contributed to improved efficiencies in our manufacturing operations, but purchasing costs remain elevated.
In addition, the Company continues to monitor global economic conditions and the impact of macroeconomic pressures, including repercussions from rising interest rates, fluctuating currency exchange rates, inflation and recession fears, on the Company’s business, customers and suppliers.
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company’s Form 10-K for the year ended December 31, 2022 and Part II, Item 1A: Risk Factors within this Form 10-Q.
During the first quarter of 2022, CNH Industrial announced it had suspended non-domestic operations in Russia. As a result of the suspension, the Company evaluated the carrying value of assets held within the Company's Russia operations and recorded charges of $71 million related to asset write-downs, financial receivable allowances and a valuation allowance against deferred tax assets. During the first quarter of 2023, CNH Industrial sold CNH Capital Russia at a loss of $6 million and during the second quarter of 2023, CNH Industrial sold CNH Industrial Russia at a loss of $17 million.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Consolidated Results of Operations

	Three Months Ended September 30,
(in millions of dollars)	2023	2022
Revenues
Net sales	$5,332	$5,396
Finance, interest and other income	654	485
Total Revenues	5,986	5,881
Costs and Expenses
Cost of goods sold	4,059	4,156
Selling, general and administrative expenses	462	422
Research and development expenses	266	213
Restructuring expenses	5	11
Interest expense	346	190
Other, net	186	159
Total Costs and Expenses	5,324	5,151
Income of Consolidated Group before Income Taxes	662	730
Income tax (expense) benefit	(171)	(192)
Equity in income of unconsolidated subsidiaries and affiliates	79	21
Net income (loss)	570	559
Net income (loss) attributable to noncontrolling interests	3	3
Net income (loss) attributable to CNH Industrial N.V.	$567	$556
Revenues
We recorded revenues of $5,986 million for the three months ended September 30, 2023, an increase of 1.8% (down 0.1% on a constant currency basis) compared to the three months ended September 30, 2022. Net sales were $5,332 million in the three months ended September 30, 2023, a decrease of 1.2% (down 3.0% on a constant currency basis) compared to the three months ended September 30, 2022. This decline is mainly due to lower industry demand in the Agriculture segment, especially in South America and EMEA for combines. Pricing continued to be favorable for both Industrial segments, and Construction net sales grew by 5.9%.
Cost of Goods Sold
Cost of goods sold was $4,059 million for the three months ended September 30, 2023 compared with $4,156 million for the three months ended September 30, 2022. As a percentage of net sales of Industrial Activities, cost of goods sold was 76.1% in the three months ended September 30, 2023 (77.0% for the three months ended September 30, 2022), as a result of favorable price realization and improved operating performance.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $462 million during the three months ended September 30, 2023 (7.7% of total revenues), up $40 million compared to the three months ended September 30, 2022 (7.2% of total revenues). The year over year increase is primarily attributable to increased labor costs.
Research and Development Expenses
For the three months ended September 30, 2023, research and development expenses were $266 million compared to $213 million for the three months ended September 30, 2022. The expense for the three months ended September 30, 2023 and 2022 was primarily attributable to continued investment in new products and technologies.
Restructuring Expenses
Restructuring expenses for the three months ended September 30, 2023 were $5 million, compared to $11 million for the three months ended September 30, 2022.

Interest Expense
Interest expense was $346 million for the three months ended September 30, 2023 compared to $190 million for the three months ended September 30, 2022. The interest expense attributable to Industrial Activities for the three months ended September 30, 2023, net of interest income and eliminations, was $10 million, compared to $27 million in the three months ended September 30, 2022.
Other, net
Other, net expenses were $186 million for the three months ended September 30, 2023 and include a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $159 million for the three months ended September 30, 2022 and include a pre-tax gain of $30 million ($23 million after-tax) as a result of the Benefit Modification Amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, $14 million ($11 million after-tax) of loss on the sale of Aerostar net of income from the business held for sale during the quarter, separation costs in connection with the spin-off of the On-Highway business of $7 million ($5 million after-tax), and foreign exchange losses of $14 million.
Income Taxes

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022
Income of Consolidated Group before Income Taxes	$662	$730
Income tax (expense) benefit	$(171)	$(192)
Effective tax rate	25.8%	26.3%
Income tax expense for the three months ended September 30, 2023 was $171 million compared to $192 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 and 2022 was 25.8% and 26.3%, respectively. The effective tax rate for the three months ended September 30, 2023 was lower than the effective tax rate for the three months ended September 30, 2022 due to a lower share of consolidated earnings in higher taxing jurisdictions compared to the prior year.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $79 million and $21 million for the three months ended September 30, 2023 and 2022, respectively.
Net Income
Net income was $570 million for the three months ended September 30, 2023, compared to net income of $559 million for the three months ended September 30, 2022. Net income for the three months ended September 30, 2023 included restructuring expenses of $5 million, partially offset by a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
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

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	% Change	% Change Excl. FX
Revenues:
Agriculture	$4,384	$4,501	(2.6)%	(4.4)%
Construction	948	895	5.9%	4.1%
Eliminations and other	—	—
Total Net sales of Industrial Activities	5,332	5,396	(1.2)%	(3.0)%
Financial Services	653	482	35.5%	33.2%
Eliminations and other	1	3
Total Revenues	$5,986	$5,881	1.8%	(0.1)%

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	$ Change	2023 Adj EBIT Margin	2022 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$672	$666	$6	15.3%	14.8%
Construction	60	24	36	6.3%	2.7%
Unallocated items, eliminations and other	(75)	(20)	(55)
Total Adjusted EBIT of Industrial Activities	$657	$670	$(13)	12.3%	12.4%
Net sales of Industrial Activities were $5,332 million during the three months ended September 30, 2023, a decrease of 1.2% compared to the three months ended September 30, 2022 (down 3.0% on a constant currency basis). Net sales decreased due to lower industry demand in the Agriculture segment, especially in South America and in EMEA for combines. Pricing continued favorable for both Industrial segments and Construction net sales grew by 5.9%.
Adjusted EBIT of Industrial Activities was $657 million during the three months ended September 30, 2023, compared to an adjusted EBIT of $670 million during the three months ended September 30, 2022. Gross margin improvements in both Agriculture and Construction segments were more than offset by increased SG&A and R&D.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:
Agriculture Sales—by geographic region

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	% Change
North America	$1,807	$1,718	5.2%
Europe, Middle East and Africa	1,202	1,244	(3.4)%
South America	830	1,034	(19.7)%
Asia Pacific	545	505	7.9%
Total	$4,384	$4,501	(2.6)%

Agriculture's net sales totaled $4,384 million in the three months ended September 30, 2023, a decline of 2.6% compared to the three months ended September 30, 2022 (down 4.4% on a constant currency basis). Net sales decreased primarily due to lower industry volume mainly in EMEA and South America, partially offset by favorable mix in North America and continued price realization.
In North America, industry volume was up 19% year over year in the third quarter for tractors over 140 HP and was down 7% for tractors under 140 HP; combines were down 4% from prior year. In EMEA, tractor and combine demand was up 4% and down 18%, respectively. Industry volume in Europe alone was down 7% for tractors and down 40% for combines. South America tractor demand was down 16% and combine demand was down 47%. Asia Pacific tractor demand was down 10% and combine demand was up 33%.
Adjusted EBIT
Adjusted EBIT was $672 million in the three months ended September 30, 2023, compared to $666 million in the three months ended September 30, 2022. The reduced volumes due to industry headwinds were compensated by better mix, higher gross margin, slight reduction in SG&A expenses while R&D investments continued growing and accounted for 5.5% of sales (4.3% in 2022). Income from unconsolidated subsidiaries increased $56 million in the quarter, primarily from our JV. Adjusted EBIT margin was 15.3%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:
Construction Sales—by geographic region

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	% Change
North America	$544	$438	24.2%
Europe, Middle East and Africa	200	224	(10.7)%
South America	147	174	(15.5)%
Asia Pacific	57	59	(3.4)%
Total	$948	$895	5.9%
Construction's net sales totaled $948 million in the three months ended September 30, 2023, an increase of 5.9% compared to the three months ended September 30, 2022 (up 4.1% on a constant currency basis), driven by favorable price realization and positive volume/mix mainly in North America, partially offset by lower net sales in other regions.
Global industry volume for construction equipment was down 13% year over year in the third quarter for Heavy construction equipment; Light construction equipment was down 3% year over year. Aggregated demand increased 2% in North America, decreased 3% in EMEA, decreased 27% in South America and decreased 13% for Asia Pacific (excluding China, Asia Pacific markets decreased 1%).
Adjusted EBIT
Adjusted EBIT was $60 million in the three months ended September 30, 2023, compared to $24 million in the three months ended September 30, 2022. The $36 million increase was due to favorable product mix and price realization while SG&A and R&D spend was flat year-over-year. Adjusted EBIT margin was 6.3% an increase of 360 bps compared to the three months ended September 30, 2022
Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $653 million in the three months ended September 30, 2023, up 35.5% compared to the three months ended September 30, 2022 (up 33.2% on a constant currency basis), due to favorable volumes and higher base rates across all regions, partially offset by lower used equipment sales due to decreased operating lease maturities.

Net Income
Net income of Financial Services was $86 million in the three months ended September 30, 2023, flat compared to the three months ended September 30, 2022, primarily due to favorable volumes in all regions, partially offset by margin compression in North America and higher risk costs.
In the third quarter of 2023, retail loan originations, including unconsolidated joint ventures, were $3.0 billion, up $0.6 billion compared to the third quarter of 2022 (up $0.5 billion on a constant currency basis.) The managed portfolio (including unconsolidated joint ventures) was $26.8 billion as of September 30, 2023 (of which retail was 65% and wholesale was 35%), up $5.6 billion compared to September 30, 2022 (up $4.7 billion on a constant currency basis).
At September 30, 2023, the receivables balance greater than 30 days past due as a percentage of receivables was 1.6% (1.3% as of September 30, 2022).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Three Months Ended September 30,
(in millions of dollars)	2023	2022
Agriculture	$672	$666
Construction	60	24
Unallocated items, eliminations and other	(75)	(20)
Total Adjusted EBIT of Industrial Activities	657	670
Financial Services Net income (loss)	86	86
Financial Services Income Taxes	34	32
Interest expense of Industrial Activities, net of interest income and eliminations	(10)	(27)
Foreign exchange gains (losses), net of Industrial Activities	(21)	(14)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	—	35
Restructuring expense of Industrial Activities	(5)	(11)
Other discrete items(2)	—	(20)
Income (loss) before taxes	741	751
Income tax (expense) benefit	(171)	(192)
Net income (loss)	$570	$559
(1) In the three months ended September 30, 2023 this item includes the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the three months ended September 30, 2022, this item includes the pre-tax gain of $30 million as a result of the 2018 modification of a healthcare plan in the U.S. and the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S.
(2) In the three months ended September 30, 2023, this item did not include any discrete items, while the three months ended September 30, 2022, included $7 million of separation costs incurred in connection with our spin-off of the Iveco Group Business and $14 million of loss from the activity of the Raven business held for sale, including the loss on the sale of the Aerostar Division.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Consolidated Results of Operations

	Nine Months Ended September 30,
(in millions of dollars)	2023	2022
Revenues
Net sales	$16,062	$15,189
Finance, interest and other income	1,833	1,419
Total Revenues	17,895	16,608
Costs and Expenses
Cost of goods sold	12,133	11,819
Selling, general and administrative expenses	1,385	1,224
Research and development expenses	766	609
Restructuring expenses	8	19
Interest expense	941	490
Other, net	536	490
Total Costs and Expenses	15,769	14,651
Income of Consolidated Group before Income Taxes	2,126	1,957
Income tax (expense) benefit	(536)	(579)
Equity in income of unconsolidated subsidiaries and affiliates	176	69
Net income (loss)	1,766	1,447
Net income (loss) attributable to noncontrolling interests	11	10
Net income (loss) attributable to CNH Industrial N.V.	$1,755	$1,437
Revenues
We recorded revenues of $17,895 million for the nine months ended September 30, 2023, an increase of 7.7% (up 8.1% on a constant currency basis) compared to the nine months ended September 30, 2022. Net sales were $16,062 million in the nine months ended September 30, 2023, an increase of 5.7% (up 6.1% on a constant currency basis) compared to the nine months ended September 30, 2022 primarily due to favorable price realization.
Cost of Goods Sold
Cost of goods sold was $12,133 million for the nine months ended September 30, 2023 compared with $11,819 million for the nine months ended September 30, 2022. As a percentage of net sales of Industrial Activities, cost of goods sold was 75.5% in the nine months ended September 30, 2023 (77.8% for the nine months ended September 30, 2022), as a result of favorable price realization partially offset by higher manufacturing and purchasing costs. In the nine months ended September 30, 2022, this item included $34 million of asset write-downs as a result of the suspension of non-domestic operations in Russia.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,385 million during the nine months ended September 30, 2023 (7.7% of total revenues), up $161 million compared to the nine months ended September 30, 2022 (7.4% of total revenues). The year over year increase is primarily due to increased labor costs. For the nine months ended September 30, 2022, SG&A included $25 million in write-downs due to the suspension of non-domestic operations in Russia.
Research and Development Expenses
For the nine months ended September 30, 2023, research and development expenses were $766 million compared to $609 million for the nine months ended September 30, 2022. The expense for the nine months ended September 30, 2023 and 2022 was primarily attributable to continued investment in new products and technologies.
Restructuring Expenses
Restructuring expenses for the nine months ended September 30, 2023 were $8 million, compared to $19 million for the nine months ended September 30, 2022.

Interest Expense
Interest expense was $941 million for the nine months ended September 30, 2023 compared to $490 million for the nine months ended September 30, 2022. The interest expense attributable to Industrial Activities for the nine months ended September 30, 2023, net of interest income and eliminations was $36 million, compared to $97 million in the nine months ended September 30, 2022.
Other, net
Other, net expenses were $536 million for the nine months ended September 30, 2023 and include a loss of $23 million on the sale of CNH Industrial Russia offset by a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.

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
Income Taxes

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022
Income of Consolidated Group before Income Taxes	$2,126	$1,957
Income tax (expense) benefit	$(536)	$(579)
Effective tax rate	25.2%	29.6%
Income tax expense for the nine months ended September 30, 2023 was $536 million compared to $579 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 25.2% and 29.6%, respectively. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia, although these benefits were partially offset by discrete tax expense associated with prior periods. The 2022 effective tax rate was increased by pre-tax losses for which deferred tax assets were not recognized, the recognition of certain deferred tax assets, increased charges for unrecognized tax benefits, and a discrete tax charge resulting from the sale of Raven’s Engineered Films Division.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $176 million and $69 million for the nine months ended September 30, 2023 and 2022, respectively.
Net Income
Net income was $1,766 million for the nine months ended September 30, 2023, compared to net income of $1,447 million for the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2023 included a loss of $17 million related to the sale of CNH Industrial Russia, a loss of $6 million related to CNH Capital Russia, and restructuring expenses of $8 million, partially offset by a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.
Net income for the nine months ended September 30, 2022, included a pre-tax gain of $90 million ($68 million after-tax) as a result of the amortization over approximately 4.5 years of the $527 million positive impact from the 2018 U.S. healthcare plan modification, a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification offset by $22 million ($54 million after-tax) of loss on the sale of Raven Engineered Films net of income from the Raven businesses held for sale during the quarter, a charge of $71 million related to asset write-downs, financial receivable allowances and valuation allowances on deferred tax assets as a result of the suspension of operations in Russia, separation costs in connection with the spinoff of the On-Highway business of $13 million ($10 million after-tax), and restructuring expenses of $19 million ($14 million after-tax).

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	% Change	% Change Excl. FX
Revenues:
Agriculture	$13,201	$12,600	4.8%	5.2%
Construction	2,861	2,589	10.5%	10.6%
Eliminations and other	—	—
Total Net sales of Industrial Activities	16,062	15,189	5.7%	6.1%
Financial Services	1,805	1,419	27.2%	27.4%
Eliminations and other	28	—
Total Revenues	$17,895	$16,608	7.7%	8.1%

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	$ Change	2023 Adj EBIT Margin	2022 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$2,063	$1,755	$308	15.6%	13.9%
Construction	176	90	86	6.2%	3.5%
Unallocated items, eliminations and other	(205)	(92)	(113)
Total Adjusted EBIT of Industrial Activities	$2,034	$1,753	$281	12.7%	11.5%
Net sales of Industrial Activities were $16,062 million during the nine months ended September 30, 2023, an increase of 5.7% compared to the nine months ended September 30, 2022 (up 6.1% on a constant currency basis), primarily due to favorable price realization.
Adjusted EBIT of Industrial Activities was $2,034 million during the nine months ended September 30, 2023, compared to an adjusted EBIT of $1,753 million during the nine months ended September 30, 2022. The increase in adjusted EBIT was primarily attributable to gross margin improvement in our Agriculture and Construction segments, partially offset by increased SG&A expenditures and R&D investments.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:
Agriculture Sales—by geographic region

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	% Change
North America	$5,167	$4,651	11.1%
Europe, Middle East and Africa	4,225	3,999	5.7%
South America	2,410	2,665	(9.6)%
Asia Pacific	1,399	1,285	8.9%
Total	$13,201	$12,600	4.8%
Agriculture's net sales totaled $13,201 million in the nine months ended September 30, 2023, an increase of 4.8% compared to the nine months ended September 30, 2022 (up 5.2% on a constant currency basis). Net sales increase is driven by favorable price realization, partially offset by dealer destocking actions due to lower industry demand.
For the nine months ended September 30, 2023 in North America, industry volume was up 20% year over year for tractors over 140 HP and was down 10% for tractors under 140 HP; combines were up 23% from the prior year. In Europe, Middle

East and Africa (EMEA), tractor and combine demand was down 2% and up 14%, respectively, which included Europe tractor and combine demand down 2% and up 10%, respectively. South America tractor demand was down 9% and combine demand was down 20%. Asia Pacific tractor demand was down 2% and combine demand was down 22%.
Adjusted EBIT
Adjusted EBIT was $2,063 million in the nine months ended September 30, 2023, compared to $1,755 million in the nine months ended September 30, 2022. The $308 million increase was mostly driven by gross margin improvement, partially offset by increased production costs, SG&A expenses and R&D investments. Adjusted EBIT margin was 15.6%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:
Construction Sales—by geographic region

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2023	2022	% Change
North America	$1,594	$1,244	28.1%
Europe, Middle East and Africa	650	660	(1.5)%
South America	425	481	(11.6)%
Asia Pacific	192	204	(5.9)%
Total	$2,861	$2,589	10.5%
Construction's net sales totaled $2,861 million in the nine months ended September 30, 2023, an increase of 10.5% compared to the nine months ended September 30, 2022 (up 10.6% on a constant currency basis), driven by favorable price realization and positive volume/mix mainly in North America; partially offset by lower net revenue from South America, and ceased activities in China and Russia.
In the nine months ended September 30, 2023 global industry volume for construction equipment was down 14% year over year for Heavy construction equipment; light construction equipment was down 2% year over year. Aggregated demand increased 5% in North America, increased 3% in EMEA, decreased 22% in South America and decreased 20% for Asia Pacific (excluding China, Asia Pacific markets increased 1%).
Adjusted EBIT
Adjusted EBIT was $176 million in the nine months ended September 30, 2023, compared to $90 million in the nine months ended September 30, 2022. The improvement was due to favorable volume and mix and favorable price realization, partially offset by higher raw materials and manufacturing costs and increased R&D investments. Adjusted EBIT margin was 6.2%.
Financial Services
Finance, Interest and Other Income
Financial Services' revenues totaled $1,805 million in the nine months ended September 30, 2023, up 27.2% compared to the nine months ended September 30, 2022 (up 27.4% on a constant currency basis), due to favorable volumes and higher base rates across all regions, partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income of Financial Services was $258 million in the nine months ended September 30, 2023, a decrease of $5 million compared to the nine months ended September 30, 2022, primarily due to margin compression in North America, higher risk costs, and increased labor costs, partially offset by favorable volumes in all regions.
In the nine months ended September 30, 2023, retail loan originations, including unconsolidated joint ventures, were $8.1 billion, up $1.0 billion compared to the nine months ended September 30, 2022 (up $1.0 billion on a constant currency basis). The managed portfolio, including unconsolidated joint ventures, was $26.8 billion as of September 30, 2023 (of which retail was 65% and wholesale 35%), up $5.6 billion compared to September 30, 2022 (up $4.7 billion on a constant currency basis).

At September 30, 2023, the receivables balance greater than 30 days past due as a percentage of receivables was 1.6% (1.3% as of September 30, 2022).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Nine Months Ended September 30,
(in millions of dollars)	2023	2022
Agriculture	$2,063	$1,755
Construction	176	90
Unallocated items, eliminations and other	(205)	(92)
Total Adjusted EBIT of Industrial Activities	2,034	1,753
Financial Services Net Income (loss)	258	263
Financial Services Income Taxes	89	106
Interest expense of Industrial Activities, net of interest income and eliminations	(36)	(97)
Foreign exchange gains (losses), net of Industrial Activities	(27)	(14)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	2	112
Restructuring expense of Industrial Activities	(8)	(19)
Other discrete items(2)	(10)	(78)
Income (loss) before taxes	2,302	2,026
Income tax (expense) benefit	(536)	(579)
Net income (loss)	$1,766	$1,447
(1) In the nine months ended September 30, 2023, this item includes the pre-tax gain of $18 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the nine months ended September 30, 2022, this item includes the pre-tax gain of $90 million as a result of the 2018 modification of a healthcare plan in the U.S. and the pre-tax gain of $18 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S.
(2) In the nine months ended September 30, 2023, this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, offset by a $23 million loss on the sale of CNH Industrial Russia and CNH Capital Russia. In the nine months ended September 30, 2022, this item also includes $13 million of separation costs incurred in connection with our spin-off of the Iveco Group Business, $22 million of loss from the activity of the two Raven businesses held for sale, including the loss on the sale of the Engineered Films and Aerostar Divisions, and $43 million in asset write-downs related to Russian operations.

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

	Statement of Operations
	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$5,332	$—	$—		$5,332	$5,396	$—	$—		$5,396
Finance, interest and other income	49	653	(48)	(2)	654	27	482	(24)	(2)	485
Total Revenues	5,381	653	(48)		5,986	5,423	482	(24)		5,881
Costs and Expenses
Cost of goods sold	4,059	—	—		4,059	4,156	—	—		4,156
Selling, general & administrative expenses	398	64	—		462	377	45	—		422
Research and development expenses	266	—	—		266	213	—	—		213
Restructuring expenses	5	—	—		5	11	—	—		11
Interest expense	59	335	(48)	(3)	346	54	160	(24)	(3)	190
Other, net	47	139	—		186	(3)	162	—		159
Total Costs and Expenses	4,834	538	(48)		5,324	4,808	367	(24)		5,151
Income of Consolidated Group before Income Taxes	547	115	—		662	615	115	—		730
Income tax (expense) benefit	(137)	(34)	—		(171)	(160)	(32)	—		(192)
Equity in income of unconsolidated subsidiaries and affiliates	74	5	—		79	18	3	—		21
Net income (loss)	$484	$86	$—		$570	$473	$86	$—		$559
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)     Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)     Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$16,062	$—	$—		$16,062	$15,189	$—	$—		$15,189
Finance, interest and other income	153	1,805	(125)	(2)	1,833	52	1,419	(52)	(2)	1,419
Total Revenues	16,215	1,805	(125)		17,895	15,241	1,419	(52)		16,608
Costs and Expenses
Cost of goods sold	12,133	—	—		12,133	11,819	—	—		11,819
Selling, general & administrative expenses	1,219	166	—		1,385	1,087	137	—		1,224
Research and development expenses	766	—	—		766	609	—	—		609
Restructuring expenses	8	—	—		8	19	—	—		19
Interest expense	189	877	(125)	(3)	941	149	393	(52)	(3)	490
Other, net	109	427	—		536	(41)	531	—		490
Total Costs and Expenses	14,424	1,470	(125)		15,769	13,642	1,061	(52)		14,651
Income of Consolidated Group before Income Taxes	1,791	335	—		2,126	1,599	358	—		1,957
Income tax (expense) benefit	(447)	(89)	—		(536)	(473)	(106)	—		(579)
Equity in income of unconsolidated subsidiaries and affiliates	164	12	—		176	58	11	—		69
Net income (loss)	$1,508	$258	$—		$1,766	$1,184	$263	$—		$1,447
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)     Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)     Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	September 30, 2023					December 31, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$2,458	$521	$—		$2,979	$3,802	$574	$—		$4,376
Restricted cash	150	556	—		706	158	595	—		753
Trade receivables, net	198	12	(11)	(2)	199	175	3	(6)	(2)	172
Financing receivables, net	1,017	22,735	(1,512)	(3)	22,240	898	19,313	(951)	(3)	19,260
Receivables from Iveco Group N.V.	163	66	—		229	234	64	—		298
Inventories, net	6,428	19	—		6,447	4,798	13	—		4,811
Property, plant and equipment, net	1,681	—	—		1,681	1,532	—	—		1,532
Investments in unconsolidated subsidiaries and affiliates	352	125	—		477	272	113	—		385
Equipment under operating leases	39	1,415	—		1,454	29	1,473	—		1,502
Goodwill, net	3,350	140	—		3,490	3,182	140	—		3,322
Other intangible assets, net	1,213	24	—		1,237	1,105	24	—		1,129
Deferred tax assets	724	147	(167)	(4)	704	440	107	(114)	(4)	433
Derivative assets	78	104	(19)	(5)	163	82	128	(21)	(5)	189
Other assets	979	106	(50)	(2)	1,035	1,172	126	(79)	(2)	1,219
Total Assets	$18,830	$25,970	$(1,759)		$43,041	$17,879	$22,673	$(1,171)		$39,381
Liabilities and Equity
Debt	$4,622	$21,848	$(1,512)		$24,958	$4,972	$18,941	$(951)	(3)	$22,962
Payables from Iveco Group N.V.	4	72	—		76	5	151	—		156
Trade payables	3,408	177	(11)	(2)	3,574	3,492	216	(6)	(2)	3,702
Deferred tax liabilities	26	167	(167)	(4)	26	4	195	(114)	(4)	85
Pension, postretirement and other postemployment benefits	415	6	—		421	444	5	—		449
Derivative liabilities	124	141	(19)	(5)	246	132	93	(21)	(5)	204
Other liabilities	4,726	949	(50)	(2)	5,625	4,139	787	(79)	(2)	4,847
Total Liabilities	13,325	23,360	(1,759)		34,926	13,188	20,388	(1,171)		32,405
Redeemable noncontrolling interest	58	—	—		58	49	—	—		49
Equity	5,447	2,610	—		8,057	4,642	2,285	—		6,927
Total Liabilities and Equity	$18,830	$25,970	$(1,759)		$43,041	$17,879	$22,673	$(1,171)		$39,381
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
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash flow from Operating Activities
Net income (loss)	$1,508	$258	$—		$1,766	$1,184	$263	$—		$1,447
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	273	3	—		276	250	2	—		252
Depreciation and amortization expense of assets under operating lease	6	134	—		140	2	153	—		155
(Gain) loss from disposal of assets, net	21	—	—		21	22	—	—		22
Undistributed (income) loss of unconsolidated subsidiaries	(109)	(12)	(4)	(2)	(125)	90	(11)	(115)	(2)	(36)
Other non-cash items, net	73	63	—		136	87	43	—		130
Changes in operating assets and liabilities:
Provisions	617	1	—		618	(21)	—	—		(21)
Deferred income taxes	(271)	(48)	—		(319)	130	(47)	—		83
Trade and financing receivables related to sales, net	(25)	(1,582)	5	(3)	(1,602)	73	(1,352)	—	(3)	(1,279)
Inventories, net	(1,722)	279	—		(1,443)	(1,498)	377	—		(1,121)
Trade payables	(56)	(40)	(5)	(3)	(101)	(71)	(57)	8	(3)	(120)
Other assets and liabilities	(174)	199	—		25	(430)	40	(8)	(3)	(398)
Net cash provided (used) by operating activities	141	(745)	(4)		(608)	(182)	(589)	(115)		(886)
Cash Flow from Investing Activities
Additions to retail receivables	—	(5,689)	—		(5,689)	—	(4,179)	—		(4,179)
Collections of retail receivables	—	4,308	—		4,308	—	3,342	—		3,342
Proceeds from sale of asset, excluding assets sold under operating leases	1	—	—		1	25	—	—		25
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease	(397)	(4)	—		(401)	(243)	(2)	—		(245)
Expenditures for assets under operating lease	(26)	(358)	—		(384)	(14)	(354)			(368)
Other	460	(441)	104		123	(424)	238	21		(165)
Net cash provided (used) by investing activities	38	(2,184)	104		(2,042)	(656)	(955)	21		(1,590)
Cash Flow from Financing Activities
Proceeds from long-term debt	—	7,510	—		7,510	—	7,727	—		7,727
Payments of long-term debt	(1,002)	(5,476)	—		(6,478)	(95)	(6,638)	—		(6,733)
Net increase (decrease) in other financial liabilities	225	705	—		930	156	184	—		340
Dividends paid	(531)	(4)	4	(2)	(531)	(416)	(115)	115	(2)	(416)
Other	(224)	104	(104)		(224)	(116)	21	(21)		(116)
Net cash provided (used) by financing activities	(1,532)	2,839	(100)		1,207	(471)	1,179	94		802
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1	(2)	—		(1)	(338)	(19)	—		(357)
Net increase (decrease) in cash and cash equivalents	(1,352)	(92)	—		(1,444)	(1,647)	(384)	—		(2,031)
Cash and cash equivalents, beginning of year	3,960	1,169	—		5,129	4,514	1,331	—		5,845
Cash and cash equivalents, end of period	$2,608	$1,077	$—		$3,685	$2,867	$947	$—		$3,814
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
Cash Flow Analysis
At September 30, 2023, Cash and cash equivalents and Restricted cash were $3,685 million, a decrease of $1,444 million from $5,129 million at December 31, 2022, primarily due to operating activities cash absorption, receivables portfolio absorption, dividends paid, investments in fixed assets, and acquisition of businesses and other equity investments, partially offset by an increase in external borrowings to support working capital requirements.
At September 30, 2023, Cash and cash equivalents were $2,979 million ($4,376 million at December 31, 2022) and Restricted cash was $706 million ($753 million at December 31, 2022), respectively. Undrawn medium-term unsecured committed facilities were $4,905 million ($5,061 million at December 31, 2022). At September 30, 2023, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, other current financial assets, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $8,743 million ($10,632 million at December 31, 2022). At September 30, 2023, this amount also included $153 million net financial receivables from Iveco Group ($142 million net financial receivables at December 31, 2022) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash used by operating activities in the nine months ended September 30, 2023 totaled $608 million and primarily comprised the following elements:
▪$1,766 million net income;
▪plus $416 million in non-cash charges for depreciation and amortization ($276 million excluding equipment on operating leases);
▪plus change in provisions of $618 million;
▪less change in deferred income taxes of $319 million;
▪less change in working capital of $3,121 million;
In the nine months ended September 30, 2022, net cash used in operating activities was $886 million primarily as a result of $2,918 million change in working capital, partially offset by $1,447 million in net income and by $407 million in non-cash charges for depreciation and amortization, along with $130 million in Other non-cash items driven by share-based payments and the write down of assets under operating leases.
Net Cash from Investing Activities
Net cash used in investing activities was $2,042 million in the nine months ended September 30, 2023 and was primarily due to net additions to retail receivables ($1,381 million), expenditures for assets under operating leases ($384 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($401 million).
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
Net Cash from Financing Activities
Net cash provided by financing activities was $1,207 million in the nine months ended September 30, 2023 compared to $802 million in the nine months ended September 30, 2022 and was primarily due to an increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio, partially offset by dividends paid.

A summary of total debt as of September 30, 2023 and December 31, 2022 is as follows (in millions of dollars):

	September 30, 2023			December 31, 2022
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$3,828	$5,017	$8,845	$4,836	$4,046	$8,882
Asset-backed debt	—	10,537	10,537	—	9,751	9,751
Other debt	289	5,287	5,576	73	4,256	4,329
Intersegment debt	505	1,007	—	63	888	—
Total Debt	4,622	21,848	24,958	4,972	18,941	22,962
Payables to Iveco Group	4	72	76	5	151	156
Total Debt (including Payables to Iveco Group)	$4,626	$21,920	$25,034	$4,977	$19,092	$23,118

A summary of issued bonds outstanding as of September 30, 2023 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	750	—%	April 1, 2024	795
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	689
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	106
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	529
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	636
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	53
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	529
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	53
Other Bonds:
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(62)
Total Industrial Activities					$3,828
Financial Services
CNH Industrial Capital LLC	USD	500	4.200%	January 15, 2024	500
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital Australia Pty Ltd.	AUD	425	1.750% 5.800%	2024/2026	276
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	223
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	298
CNH Industrial Capital Argentina SA	USD	59	—%	2025	59
Banco CNH Industrial Capital S.A.	BRL	3,212	13.210% 14.450%	2023/2028	642
Hedging effects, bond premium/discount, and unamortized issuance costs					(81)
Total Financial Services					$5,017
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as of September 30, 2023 and December 31, 2022 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Debt are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Third party debt	$(24,958)	$(22,962)	$(4,117)	$(4,909)	$(20,841)	$(18,053)
Intersegment notes payable	—	—	(505)	(63)	(1,007)	(888)
Payable to Iveco Group N.V.	(76)	(156)	(4)	(5)	(72)	(151)
Total Debt(1)	(25,034)	(23,118)	(4,626)	(4,977)	(21,920)	(19,092)
Cash and cash equivalents	2,979	4,376	2,458	3,802	521	574
Restricted cash	706	753	150	158	556	595
Intersegment notes receivable	—	—	1,007	888	505	63
Receivables from Iveco Group N.V.	229	298	163	234	66	64
Other current financial assets(2)	—	300	—	300	—	—
Derivatives hedging debt	(41)	(43)	(41)	(43)	—	—
Net Cash (Debt)(3)	$(21,161)	$(17,434)	$(889)	$362	$(20,272)	$(17,796)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $505 million and $63 million as of September 30, 2023 and December 31, 2022, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $1,007 million and $888 million as of September 30, 2023 and December 31, 2022, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(502) million and $(825) million as of September 30, 2023 and December 31, 2022, respectively.
Excluding exchange rate differences of $33 million, Net Debt at September 30, 2023 increased by $3,694 million compared to December 31, 2022, mainly reflecting a Free Cash Flow absorption from Industrial Activities of $414 million, the increase in portfolio receivables of Financial Services of $2,890 million, and the cash out of $755 million related to yearly dividend and share buyback program.
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
Available committed unsecured facilities expiring after twelve months amounted to approximately $4.9 billion at September 30, 2023 ($5.1 billion at December 31, 2022). Total committed secured facilities expiring after twelve months amounted to approximately $3.5 billion at September 30, 2023 ($2.9 billion at December 31, 2022), of which $1.0 billion was available at September 30, 2023 ($0.8 billion at December 31, 2022).
With the liquidity position at the end of September 2023 and the demonstrated access to the financial markets, CNH Industrial believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
Please refer to “Note 10: Debt” in our 2022 Form 10-K for more information related to our debt and credit facilities.
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

SAFE HARBOR STATEMENT
This Quarterly Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH Industrial and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II, Item 7A of our 2022 Annual Report. There has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2023.

Material Weakness in Internal Control over Financial Reporting

As of September 30, 2023, we determined that we have a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology (IT) general controls in the areas of user access limits and segregation of duties related to enterprise resource planning (ERP) applications.

These control deficiencies have not resulted in an error or misstatements to our financial statements or the need to revise any previously published financial results. However, these deficiencies if not timely remediated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatements to one or more assertions, and IT controls and underlying data that support the effectiveness of IT system-generated data and reports).

The control deficiencies could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

Management’s Plan to Remediate the Material Weakness

We are currently in the process of implementing measures and taking steps to address the underlying causes of the material weakness. Our efforts will include enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We also expect to engage in focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

While we believe these efforts will improve our internal controls and address the underlying cause of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and we have concluded that the improvements added to our current control environment are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company is engaging in ongoing remediation efforts on the material weakness noted above; there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to the costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See “Note 15: Commitments and Contingencies” to our consolidated financial statements.
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our 2022 Annual Report (Part I, Item 3D) based on information currently known to us and recent developments since the date of the 2022 Annual Report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2022 Annual Report. However, the risks described in our 2022 Annual Report and below are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common shares may decline.

In connection with the preparation of our quarterly report for the three months ended September 30, 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology, or IT, general controls in the areas of user access limits and segregation of duties related to enterprise resource planning (ERP) applications. This material weakness has not resulted in an error or misstatement to our financial statements or the need to revise any of our previously published financial results.

We are in the process of taking steps intended to remediate the material weakness. Our efforts have included enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We also expect to engage in focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

While we believe these efforts will improve our internal controls and address the underlying causes of the material weakness, the material weakness will not be fully remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

If we fail to effectively remediate the material weakness in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may be unable to accurately or timely report our financial condition or results of operations. We also could become subject to sanctions or investigations by the securities exchange on which our common shares are listed, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and the trading price of our common shares may decline.

We may not realize all of the anticipated benefits from our business initiatives and cost reduction initiatives.

As part of our strategic plan, we are actively engaged in a number of initiatives to strengthen our business and increase our productivity, market positioning, efficiency and cash flow, all of which we expect will have a positive long-term effect on our business, results of operations and financial condition. These initiatives include our enhanced focus on digital, precision farming and alternative propulsion, as well as other initiatives aimed at improving our product portfolio, customer focus and manufacturing and business processes. There can be no assurance that these initiatives or others will be beneficial to the extent anticipated, or that the estimated efficiency or cash flow improvements will be realized as anticipated or at all. If these initiatives are not implemented successfully, they could have an adverse effect on our operations. We have announced targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations. In order to complete these actions, we will incur charges. Failure to realize anticipated savings or benefits from our business initiatives and cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
CNH Industrial N.V. has a share repurchase program that was announced in July 2022 to purchase up to $300 million shares of the Company’s common shares. The Company’s purchases of its common shares under the Buyback Program during the three months ended September 30, 2023, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share (€)	Average Price Paid per Share ($)(2)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
7/1/2023 - 7/31/2023	2,119,533	13.32	14.69	2,626,614
8/1/2023 - 8/31/2023(1)	1,009,724	12.52	13.69	38,806,777
9/1/2023 - 9/30/2023	761,410	12.12	12.95	28,948,581
Total	3,890,667			28,948,581
1) On August 9, 2023, CNH Industrial N.V. launched the sixth and final tranche of $50 million share buyback in the framework of its $300 million share buyback program and the amount in this column represents the approximate value of shares that may be purchased under this tranche.
2) Share repurchases are made on Euronext Milan and have been translated from Euros at the exchange rate reported by the European Central Bank on the respective transaction dates.
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
November 8, 2023