Form 10-K/A
period 2022-12-31
CNH Industrial N.V.
filed 2023-11-30
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates in its entirety the Annual Report on Form 10-K of CNH Industrial N.V. (the “Company”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission on February 28, 2023 (the “Original Filing”) to provide a corrected certification from the Company’s principal financial officer as required by Section 302 of the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”), dated as of the date hereof. The certification provided with the Original Filing incorrectly referenced the filing to which it related. The corrected certification is attached to this Amendment as Exhibit 31.2.

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with the Amendment as required by Sections 302 and 906 of the Sarbanes Oxley Act, dated as of the date hereof. These certifications are attached to this Amendment as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Amendment sets forth the Original Filing, as amended, in its entirety. However, except as described above and except for other immaterial changes to the cover page such as updating the address of the Company's principal executive offices, which has changed in the interim, this Amendment makes no other changes to the Original Filing. This Amendment speaks as of the date of the Original Filing and does not otherwise reflect events that may have occurred after the date of the Original Filing, nor does it modify or update any disclosures that may have been affected by events subsequent to the date of the Original Filing.

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

2022 Named Executive Officers (NEOs)
Scott W. Wine	Oddone Incisa	Derek Neilson	Stefano Pampalone	Kevin Barr
Chief Executive Officer (“CEO”) (Executive Director on the Board of CNH Industrial)	Chief Financial Officer (“CFO”) & President, Financial Services	President, Agriculture	President, Construction	Chief Human Resources Officer (“CHRO”)

Table of Contents
Year In Review | Performance Highlights | Aligning Pay and Performance | CEO Compensation | Key Human Capital & Compensation (“HCC”) Committee Activities	51
Compensation Design | Compensation Philosophy | Strategic Alignment | Compensation Framework | Compensation Policies and Practices	54
Compensation Governance | Role of the HCC Committee | Shareholder Engagement | Use of Market Data | Compensation Risk	57
2022 Compensation Decisions and Outcomes | Base Salary | Annual Cash Incentives | Equity Incentives | New Hire Awards | Benefits	59
Additional Information | HCC Committee Report	66

Annual Bonus		2022 Equity Awards
•	For the CEO, based 100% on corporate performance; for other NEOs a combination of corporate and individual performance	•	CEO equity awards delivered 75% in Performance Share Units (“PSUs”) and 25% in Restricted Share Units (“RSUs”); other NEOs equity awards are delivered 67% in PSUs and 33% in RSUs
•	Corporate performance assessed based on Consolidated Adjusted EBIT Margin, Consolidated Revenue, Cash Conversion Ratio, CO2 Emission Reduction and Accident Frequency Rate	•	Awards vest following a three year performance and/or service period
		•	PSUs vest based on Adjusted EPS, Industrial ROIC and relative TSR
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
Date: November 30, 2023

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
Foreign Currency
Certain of CNH Industrial’s non-U.S. subsidiaries and affiliates maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period. Gains and losses from foreign currency transactions are included in net income in the period during which they arise. Net foreign currency transaction gains and losses are reflected in “Other, net” in the accompanying consolidated statement of operations and also include the cost of hedging instruments. For the years ended December 31, 2022 and 2021 the Company recorded net losses of $185 million and $135 million, respectively. For the year ended December 31, 2020 the Company recorded a net gain of $28 million. Included in the net losses in 2022, 2021 and 2020 were charges of $0 million, $47 million and $56 million (inclusive of impact of discontinued operations) due to the devaluation of net monetary assets of Argentinian subsidiaries in 2022, 2021, and 2020, respectively. There was no impact in 2022 as the functional currency of the Argentinian subsidiary was changed to the US Dollar. As described in Note 15: Financial Instruments, the Company uses hedging instruments to mitigate foreign currency risk. Net of gains realized on foreign currency hedging instruments, the Company recorded a losses of $80 million, $6 million and $17 million for the three years ended December 31, 2022, 2021 and 2020, respectively.
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
CNH Industrial paid interest of $718 million, $539 million, and $625 million for the years ended December 31, 2022, 2021, and 2020, respectively. For 2022, 2021, and 2020, the amount includes a charge of $0 million, $8 million, and $0 million, respectively, in connection with the Company’s accelerated debt redemption strategy.
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