Form 10-K
period 2023-12-31
CNH Industrial N.V.
filed 2024-02-29
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate quoted market price of common shares of the registrant held by non-affiliates at June 30, 2023 was approximately $13.9 billion. At January 31, 2024, there were 1,256,256,668 common shares, par value €0.01 per share, of the registrant were outstanding.
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2024 Annual General Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

CNH INDUSTRIAL N.V.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

PART I
Item 1.    Business
CNH Industrial N.V. qualifies as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934 (the "Exchange Act") and is exempt from filing annual reports on Form 10-K by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. CNH Industrial N.V. has voluntarily elected to file this annual financial report using Form 10-K ("Annual Report").
As a Foreign Private Issuer, CNH Industrial N.V. is also exempt from the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. However, beginning in 2024, CNH intends to voluntarily elect to publish a notice of meeting and proxy statement for its Annual General Meeting prepared in accordance with applicable Dutch requirements and voluntarily including the disclosure required by pursuant to Section 14A of the Exchange Act on Schedule 14A.
History and Development of the Company
CNH Industrial N.V. is the company initially formed by the business combination transaction, completed on September 29, 2013, between Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. CNH Industrial N.V. was incorporated on November 23, 2012, as a public limited liability company (naamloze vennootschap) under the laws of the Netherlands. The Company's principal office is located at Cranes Farm Road, Basildon, Essex, SS14 3AD, United Kingdom (telephone number: +44-207-9251-964). Unless otherwise indicated or the context otherwise requires, as used in this Annual Report, the term "CNH", "we", "us", "our" or "the Company" refer to CNH Industrial N.V. together with its consolidated subsidiaries. CNH's agent for U.S. federal securities law purposes is Emily Sturges, c/o CNH Industrial America LLC, 711 Jorie Boulevard, Oak Brook, Illinois 60523 (telephone number +1-331-256-0594).
Certain financial information in this Annual Report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa; (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
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
Certain industry information in this Annual Report has been presented on a worldwide basis which includes all countries. In this Annual Report, management estimates of industry information are generally based on retail unit sales data in North America, on registrations of equipment in most of Europe, Brazil, and various other markets, and on retail and shipment unit data collected by a central information bureau appointed by equipment manufacturers associations, including the Association of Equipment Manufacturers in North America, the Committee for European Construction Equipment in Europe, the Associação Nacional dos Fabricantes de Veículos Automotores in Brazil, the Japan Construction Equipment Manufacturers Association, and the Korea Construction Equipment Manufacturers Association, as well as on other shipment data collected by independent service bureaus. Not all agricultural or construction equipment is registered, and registration data may thus underestimate, perhaps substantially, actual retail industry unit sales demand, particularly for local manufacturers in China, Southeast Asia, Eastern Europe, Russia, Turkey, Brazil, and any country where local shipments are not reported.
Iveco Group N.V. Demerger
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group"), and the Iveco Group became a public listed company independent from CNH with its common shares trading on the Euronext Milan, a regulated market organized and managed by Borsa Italiana S.p.A. In connection with the Demerger, shares of Iveco Group N.V. were distributed to shareholders in CNH Industrial N.V. on a pro rata basis. The On-Highway Business' financial results for 2021 have been reflected in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows, retrospectively, as discontinued operations. Pursuant to the terms of the deeds of demerger entered into between CNH Industrial N.V. and Iveco Group N.V. on January 1, 2022, assets related to the On-Highway Business were transferred to, and liabilities related to the On-Highway Business were retained or assumed by, Iveco Group N.V.

Business Overview
General
CNH is a leading equipment and services company engaged in the design, production, marketing, sale, and financing of agricultural and construction equipment. We have industrial and financial services companies located in 32 countries and a commercial presence in approximately 164 countries.
Industrial Activities Segments:
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. We are also a leading provider of technology dedicated to Precision Agriculture. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil specializing in tillage and seeding systems; Miller manufacturing application equipment. The Raven brand supports Precision Agriculture, digital technology and the development of autonomous systems. Hemisphere, acquired in 2023, provides high-performance satellite positioning technology for the agriculture and construction industries.
Construction designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, and compact track loaders along with a wide variety of attachments. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
Financial Services:
Financial Services provides and administers financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH's dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH dealers and distributors primarily to finance inventories of equipment for those dealers. Further, Financial Services provides trade receivables factoring services to CNH subsidiaries. The European Financial Services operations are supported by the Iveco Group's Financial Services segment. Financial Services also provides financial services to Iveco Group companies in the North America, South America and Asia Pacific regions.
Consolidated Results - 2023 Compared to 2022
Net sales for the fiscal year 2023 were $24,687 million, up 5% from 2022 mainly due to favorable price realization within the Agriculture and Construction segments. 2023 consolidated net income was $2,383 million, with diluted earnings per share of $1.76 (net income of $2,039 million in 2022, with diluted earnings per share of $1.49). Gross profit margin of Industrial Activities was 23.7%, (22.0% in 2022) with increases in both Agriculture and Construction.
Industry Overview
Agriculture
The operators of dairy, livestock and row crop producing farms, as well as independent contractors that provide services to such farms, purchase most agricultural equipment. Row crop farmers typically purchase tractors at the mid-to-upper end of the horsepower ("hp") range, combine harvesters, harvesting equipment and crop production equipment. Dairy and livestock farmers typically utilize tractors in the mid-to-lower hp range and crop preparation and crop packaging implements. The key factors influencing sales of agricultural equipment are the level of net farm income and, to a lesser extent, general economic conditions, interest rates and the availability of financing and related subsidy programs, farmland prices and farm debt levels. Net farm income is primarily impacted by the volume of acreage planted, commodity and/or livestock prices and stock levels, crop yields, farm operating expenses (including fuel and fertilizer costs), fluctuations in currency exchange rates, government subsidies, tax incentives and trade policies. The availability, quality, and cost of used equipment for sale affects the level of new equipment sales. Weather conditions are a major determinant of crop yields and crop prices and therefore affect equipment-buying decisions. Global organization initiatives, such as those of the World Trade Organization, also can affect the market acceptance of genetically modified organisms such as seed, feed and animals and can promote climate change and sustainability initiatives that may have an impact on agriculture.
Demand for agricultural equipment also varies seasonally by region and product, primarily due to differing climates and farming calendars. Peak retail deliveries for tractors and planting, seeding, and application equipment typically occur in March through June in the Northern hemisphere and in September through December in the Southern hemisphere. Dealers order equipment year-round but harvesting equipment orders in the Northern hemisphere generally increase in the late fall and winter so that the dealers can receive inventory before the peak retail selling season, which generally extends from March through June. In the Southern hemisphere, dealers generally order between August and October so they can receive inventory before the peak retail-selling season, which extends from November through February. Agriculture's production levels are based upon estimated retail demand, which takes into account, among other things, the timing of dealer shipments, dealer and Company inventory levels, the need to retool manufacturing facilities to produce new or different models, and the efficient use of labor and facilities. As production and wholesale shipments adjust throughout the year to take into account the factors described above, sales of agricultural equipment in any given period may not reflect the timing of dealer orders and retail demand for that period. However, the Company strives to match production scheduling to retail demand, driving lean manufacturing and enabling the shortest lead time to the final customer.
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
One agricultural trend in North America, Western European, and Brazil includes a reduction in number, but growth in size of farms, supporting increased demand for higher capacity agricultural equipment. In addition, we believe that the use of technology and other precision technology and solutions (including the development of autonomously operated equipment) to enhance productivity, profitability and environmental impact are becoming more important in the buyers’ purchasing decision. In South America (other than Brazil), India and in other emerging markets, the number of farms is growing, and mechanization is replacing manual labor. In other markets, long-term demographic trends, increasing urbanization, and low level of farm mechanization represent the key drivers of demand for agricultural equipment.
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
Sustainability has been an ongoing focus for CNH. During the 2023 United Nations Climate Change Conference, COP28 event in the United Arab Emirates, there was an assessment of progress towards climate action and a call to accelerate carbon reduction with an establishment of a Loss and Damage Fund, which aims to provide financial assistance to nations most vulnerable and impacted by the effects of climate change. With the use of a bio-digester, animal and food waste can be processed to produce bio-methane. CNH has developed two New Holland brand key livestock models of methane-powered tractors (T6 and T7) that could also run on methane produced on the farm from animal and food waste. CNH has a controlling stake in Bennamann Ltd ("Bennamann"), a U.K.-based technology company, that has developed a solution to capture fugitive emissions of methane from livestock farm waste and repurpose it into a better-than-zero-carbon biofuel. The Company believes that this solution is suitable for small to medium size farms — enabling a farm to become energy independent, less polluting, net-zero carbon, sustainable and regenerative.

This approach also improves the sustainability of farmland management practices by minimizing artificial inputs (e.g., manufactured fertilizer), lowering operational costs and reducing pollutants. This concept is intended to contribute to a dairy farm's decarbonization.
The developments in precision technology and solutions are designed to allow farmers to increase yield with reduced input costs in the areas of labor, fertilizer, chemicals and water. Further, with shorter planting and harvesting cycles experienced in recent years, we believe that precision agriculture technology will help drive replacement demand for new farm equipment as this technology is designed to improve farm efficiency.
Construction
The construction equipment market consists of two principal segments: heavy construction equipment (excluding the mining and the specialized forestry equipment markets in which we do not participate), with equipment generally weighing more than 12 metric tons, and light construction equipment, with equipment generally weighing less than 12 metric tons.
In developed markets, customers tend to prefer more sophisticated machines equipped with the latest technology such as machine control, automation and features to improve operator productivity. In developing markets, customers tend to prefer equipment that is relatively less costly and has greater perceived durability. In North America and Europe, where the hourly cost of machine operators is higher relative to fuel costs and machine depreciation, customers typically emphasize productivity, performance, and reliability. In other markets, where the relative cost for machine operators is lower, customers often continue to use equipment after its relative performance and efficiency have begun to diminish.
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
Sales of heavy construction equipment depend on the expected volume of major infrastructure construction and repair projects such as highway, tunnel, dam and harbor projects, which depend on government spending and economic growth. Demand for aggregate mining and quarrying equipment is more closely linked to the general economy and commodity prices. In North America, a portion of heavy equipment demand has historically been linked to the development of new housing subdivisions, where the entire infrastructure needs to be created, thus linking demand for both heavy and light construction equipment. The heavy equipment industry generally follows macroeconomic cyclicality, linked to growth in gross domestic product and government spending.
Light Construction
Light construction equipment is also known as compact and service equipment, and it includes skid-steer loaders, compact track loaders, tractor loaders, rough terrain forklifts, backhoe loaders, small wheel loaders and excavators. Purchasers of light construction equipment include contractors, residential builders, utilities, road construction companies, rental fleet owners, landscapers, logistics companies, and farmers. The principal factor influencing sales of light construction equipment is the level of residential and commercial construction, remodeling and renovation, which is influenced by interest rates and the availability of financing. Other major factors include the construction of light infrastructure, such as utilities, cabling and piping and maintenance expenditures. The principal use of light construction equipment is to replace relatively high-cost, slower manual work. Product demand in the United States and Europe has generally tended to mirror housing starts, with lags of six to twelve months. In areas where labor is abundant, and the cost of labor is inexpensive relative to other inputs, such as in India, Africa and South America, the light construction equipment market is generally smaller. These regions represent potential areas of growth for light construction equipment in the medium to long-term as labor costs rise relative to the cost of equipment or the supply of labor contracts, leading to increased mechanization.
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
Competition
The Agriculture and Construction equipment industries are highly competitive. We believe that we have many competitive strengths that will enable us to improve our position in markets where we are already well established while we direct additional resources to markets and products with high-growth potential.
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
Our competitive strengths include well-recognized brands, a full range of competitive products and features, including software, a strong presence, distribution and customer service network and a captive financing arm. There are multiple factors that influence a buyer’s choice of industrial equipment. These factors include the strength and quality of the distribution network, brand loyalty, product features, quality and performance, availability of a full product range, pricing, technological innovations, product availability, financing terms, parts and warranty programs, resale value and customer service and satisfaction. The ability to meet or exceed applicable engine emissions standards as they take effect is also a key competitive factor, particularly in those markets where such standards are the subject of frequent legislative or regulatory scrutiny and change, such as Europe and North America. Emission regulations are becoming a significant competitive factor at global level with new legislation in India and China, which leads to increases in product costs. We continually seek to improve in each of these areas but focus primarily on providing high-quality and high-value products with environment protection features, and on supporting those products through our dealer networks. Customers’ perceptions of product value in terms of productivity, reliability, digital content, resale value and dealer support are formed over many years. Buyers tend to favor brands based on experience with the product, the dealer, and the service network.
The efficiency of our manufacturing, logistics and scheduling systems are dependent on forecasts of industry volumes and our anticipated share of industry sales, which is predicated on our ability to compete successfully with others in the marketplace. We compete based on product performance, customer service, quality, precision technology and other innovations and price. The environment is by nature competitive from a pricing standpoint, but we have been able to counter inflationary cost increases with positive price realization. There is no guarantee that we can maintain positive price realization in the future. The ability of our supply chain and manufacturing system to timely deliver finished goods is also critical to meeting customer expectations. Failure to do so might imply losses of competitiveness.
Our main competitors in the agricultural equipment market are Deere & Company, AGCO Corporation, Claas Group, Kubota Tractor Corporation, Argo Tractors S.p.A., and the Same Deutz Fahr Group.
Our principal competitors in the construction equipment market are Caterpillar Inc., Komatsu Ltd., J C Bamford Excavators Ltd., Hitachi Construction Machinery Co, Ltd., Volvo Group, Liebherr Group, Develon, Bobcat, Kubota Tractor Corporation, SANY Heavy Industry Co., Ltd and Deere & Company.

Products and Markets
Agriculture
To capitalize on customer loyalty to its dealers and its brands, Agriculture’s product lines are sold primarily under the Case IH and New Holland Agriculture brands as well as the STEYR and Kongskilde brands in Europe and the Miller and Flexi-Coil brands, primarily in North America and Australia. Raven primarily operates in North America, Australia, South America and Europe. Certain agricultural equipment products are also sold under the K-Line brand. We believe that these brands enjoy high levels of brand identification and loyalty among both customers and dealers.
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
CNH is committed to advancing technology in agriculture and is investing in integrated solutions and precision technologies across the equipment portfolio. Our technology stack spans digital web and mobile platforms, core technologies such as global navigation satellite system (GNSS) positioning, connectivity and displays, automation covering product control and guidance, and capabilities like autonomy.
In the digital space, Case IH and New Holland Agriculture brands enable customers to visualize and share in-depth real-time machine and farm operation data within the respective AFS-PLM Farm solution and offer data sharing to a third-party providers at full control of the customer. Our digital capabilities were bolstered in 2019 by our acquisition of AgDNA, an industry-leading Farm Management Information System (FMIS) that automatically collects and analyzes data from equipment manufactured by CNH and third-party manufacturers. Our AFS-PLM digital platforms connect farmers to their equipment, dealers, input providers, partners, and advisors. By analyzing machine, agronomic, and environmental data, these platforms deliver insights, empowering customers to optimize their operational performance and enhance farm profitability.
CNH’s core technologies, inclusive of GNSS positioning, connectivity, and displays, were augmented by the acquisition of Raven Industries, Inc., (“Raven”) in 2021 and Hemisphere GNSS (“Hemisphere”) in 2023. With Raven as part of the agriculture product portfolio, we now design, manufacture, sell, and service a suite of core technology products both as factory-installed and in the aftermarket. The acquisition of Hemisphere, a company that specializes in high-performance satellite positioning technologies, gives us in-house control of our precision and navigation technologies. Hemisphere’s proprietary GNSS solutions provide pinpoint accuracy for agriculture and construction industries and will drive precise and improved job execution for our customers.
Our automation and autonomous capabilities are propelled by guidance technology and product controls. The Raven integration has strengthened our portfolio with a wide range of innovative guidance offerings and has helped to accelerate the development of advanced machine automation and autonomous agriculture technology. In 2023, we acquired Augmenta Holding SAS ("Augmenta"), a machine vision company that automates and optimizes farming operations. Augmenta has built a real-time, multi-spectral sensor that can perceive canopy health, objects, and patterns. Their technology utilizes edge computing, computer vision, and machine learning and translates images into agronomic insights. Augmenta’s solution is designed to ease the burden on farmers and growers so that they can simply and efficiently achieve their goals.
CNH supports our customers throughout the entire equipment lifecycle. We offer a suite of aftermarket solutions spanning guidance, automated steering systems, application control products, and correction services to ensure customers have technology options wherever they are in their precision tech adoption journey.
Construction
Construction’s product lines are sold primarily under the CASE Construction Equipment and New Holland Construction brands. CASE provides a wide range of products on a global scale, including crawler excavators and mini-excavators. The New Holland Construction brand family also markets a full product line of construction equipment in South America and focuses on light equipment distributed by the Agriculture network in the other regions. In 2021, we completed the acquisition of Sampierana S.p.A., which provides Construction direct control over technology and manufacturing of Mini and Midi Excavators. In 2023, we developed and launched our first range of mini track loaders under our Eurocomach brand.

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
Beginning in 2023, we have produced and distributed battery-powered compact construction equipment, including electric mini excavators and small articulated loaders. We plan to continue to deliver battery-powered compact construction equipment solutions to help our customers reduce tailpipe emissions.
We continue to evaluate our Construction business with a view toward increasing efficiencies and profitability as well as evaluating its strategic alliances to improve its position in key markets.
Sales and Distribution
Agriculture sells and distributes products through dealers that sell either Case IH products, New Holland products or both brands. Overall in Agriculture, the CNH dealer network includes more than 2,600 dealer owners and more than 6,200 locations/points of sale. Construction sells and distributes products through approximately 406 full-line dealers and distributors with over 1,518 points of sale. Agriculture and Construction dealers are almost all independently owned and operated. Some Agriculture dealers also sell construction equipment. In the United States, Canada, Mexico, most of Western Europe, Brazil, Argentina, India, China, Thailand, Australia, and South Africa products are generally distributed directly through the independent dealer network. In the rest of the world, products are either sold to independent distributors who then resell to dealers, or to importers who have their own branches to sell products to retail customers.
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
We believe that it is generally more cost-effective to distribute our agricultural and construction equipment products through independent dealers, although as of December 31, 2023, we operate a network of owned dealers for Case IH and the Construction segment in South Africa. We promote a selective dealer development program, in territories with growth potential but underdeveloped representation by our agricultural and construction equipment brands, the program typically involves a transfer of ownership to a qualified operator through a buy-out or private investment after a few years.
Precision technology is integrated with our Agriculture equipment as well as offered as aftermarket parts for retrofit solutions through our dealer network. The Raven brand is distributed through the CNH dealer network in all the regions and through dealer/distributor networks, some of which are affiliated with strategic and industry partners. Raven products and services are also sold to other companies. In recent years, CNH has increased its investments in its technical stack and reduced reliance on third-party suppliers.
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
We regularly advertise our products to the community of farmers, builders, and agricultural and construction contractors, as well as to distributors and dealers in each of our major markets. To reach our target audience, we use a combination of general media, specialized design and trade magazines, the Internet, social media and direct mail. We also regularly participate in major international and national trade shows and engage in co-operative advertising programs with distributors and dealers. The promotion strategy for each brand varies according to the target customers for that brand.

Parts and Services
The quality and timely availability of parts and services are important competitive factors for each of our businesses, as they are significant elements in overall customer satisfaction and important considerations in a customer’s original equipment purchase decision. We supply parts, many of which are proprietary, to support items in the current product line as well as for products we have sold in the past. We also offer personalized aftersales customer assistance programs that provide a wide range of modular and flexible maintenance and repair contracts, as well as warranty extension services, to meet a variety of customers’ needs and to support the equipment’s value over time. Many of our products can have economically productive lives of up to 20 years when properly maintained, and each unit has the potential to produce a long-term parts and services revenue stream for us and our dealers. To further support the productive life of the equipment, connected technology within our machines have allowed us with our cloud-based control rooms and our dealer service shops to obtain results through analytics blended with the professional knowledge of our products experts. We are increasing the number of connected units supported proactively by control rooms that leverage service alarms, operators’ insights, predictive repairs and maintenance that enrich a suite of machine and farm data.
As of December 31, 2023 we operated and administered 30 parts depots worldwide which support both Agriculture and Construction, either directly, through a joint venture, or through arrangements with warehouse service providers. This network includes 8 parts depots in North America, 10 in EMEA, 3 in South America, and 9 in other regions. These depots supply parts to dealers and distributors, which are responsible for sales to retail customers. Our parts depots and parts delivery systems provide customers with timely access to substantially all the parts required to support our products.
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
Joint Ventures
As part of a strategy to enter and expand in new markets, we are also involved in several commercial and/or manufacturing joint ventures. At December 31, 2023, they included the following:
◦in Japan, we own 50% of New Holland HFT Japan Inc. (“HFT”), which distributes our products in Japan. HFT imports and sells the full range of New Holland agricultural equipment;
◦in Pakistan, we own 43.2% of Al Ghazi Tractors Ltd., which manufactures and distributes New Holland tractors;
◦in Turkey, we own 37.5% of TürkTraktör ve Ziraat Makineleri A.S., which manufactures and distributes various models of both New Holland and Case IH tractors;
◦in Mexico, we own 50% of CNH de Mexico S.A. de C.V., which manufactures New Holland agricultural equipment and distributes our agricultural equipment through one or more of its wholly-owned subsidiaries.
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
CNH has embarked on a multi-year supply chain transformation under a strategic sourcing program. The strategic sourcing program is designed to leverage CNH's long-term relationships with its current suppliers and the establishment of long-term relationships with new suppliers to reduce costs and improve overall performance of the supply chain.

Financial Services
Financial Services offers a range of financial products and services to dealers and customers in the various regions in which it operates. Retail financing products primarily include retail notes, finance leases and operating leases to end use customers and revolving charge account financing to purchase parts, service, rentals, implements and attachments from CNH dealers. Wholesale financing consists primarily of dealer floorplan financing as well as the management and purchase of trade receivables from CNH subsidiaries. Dealer floorplan financing gives dealers the ability to maintain a representative inventory of products. In addition, Financial Services provides financing to dealers for used equipment and machines taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a captive finance business, Financial Services is reliant on and supports the operations of Agriculture, Construction, their dealers, and customers.
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
In North America, retail customer and dealer financing activities, which support the sales of Agriculture and Construction, are managed through our wholly-owned financial services subsidiaries.
In Europe, Middle East and Africa, CNH Industrial Capital Europe S.a.S., which is 24.95% owned by CNH Industrial N.V. and accounted for under the equity method, provides retail financing to customers of Agriculture and Construction. Additionally, there are vendor programs with banking partners that provide customer financing to our industrial segments in certain countries.
In Europe, companies of Iveco Group’s Financial Services segment manage and service CNH dealer financing receivables that are funded through a dedicated securitization. CNH Industrial Capital Solutions S.p.A. retains the securitization program's junior notes, and therefore retains substantially all the risks and the benefits of the underlying wholesale receivables.
For South America, retail customer and dealer financing activities are managed through our wholly-owned financial services subsidiary which supports the sales of Agriculture and Construction. For retail customer financing in Brazil, Banco CNH Industrial Capital S.A. also serves as a lender for funding provided by BNDES, a federally-owned financial institution linked to the Brazilian Ministry of Development, Industry and Foreign Trade. In Argentina, vendor programs with banking partners are also utilized. CNH Financial Services serves as a lender for Iveco Group dealers and end customers.
In Asia Pacific, CNH Financial Services supports the sales of Agriculture and Construction by providing retail customer and dealer financing activities in Australia, New Zealand and India, managed through wholly-owned financial services companies. In China, Agriculture dealer financing activities are provided by and managed through a wholly-owned financial services company. CNH Financial Services serves as a lender for Iveco Group and services the sale of Iveco Group in Australia and New Zealand.
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
A wholesale underwriting group reviews dealer financial information and payment performance to establish credit lines for each dealer. In setting these credit lines, Financial Services seeks to meet the reasonable requirements of each dealer while managing its own exposure to any one dealer. All risk is underwritten and supported by Financial Services. The credit lines are secured by the equipment financed. Dealer credit agreements generally include a requirement to repay individual receivables at the time of the retail sale of the related unit. Financial Services leverages employees, third‑party contractors, and digital technologies like “geo-fencing” to conduct periodic stock audits at individual dealerships to confirm that the financed equipment is maintained in inventory. These audits are unannounced, and their frequency varies by dealer and depends on the dealer’s financial strength, payment history, and prior performance.
Factoring
Financial Services also provides intragroup factoring of trade and other receivables. This activity involves the purchase, without recourse, of receivables of CNH subsidiaries, originating from the Industrial Activities segments, and due from third or related parties.
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
Human Capital
All CNH employees contribute to company performance at different levels and are key to the achievement of business targets and results. The conviction that people are the company’s greatest asset is the baseline principle of the Human Capital Management Guidelines which aim to increase organizational effectiveness. The Company has identified 5 key cultural behaviors which have been cascaded to the entire organization through recent trainings: Customer First, One Team, Grow Together, Make it Simple, Be the Best. Specific tools have been developed to implement the cultural behaviors which include focused recognitions, story telling and focused feedback. We strongly believe that sharing a common culture will help to retain and attract talent and ultimately allow the Company to be more competitive.
Employees
The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH’s businesses and its ability to create value over the long term. CNH’s business is, by its nature, labor intensive and this is reflected in the high number of hourly employees. As of December 31, 2023, CNH had 40,220 employees including 11,891 employees in the U.S. and Canada. CNH also retains consultants, independent contractors, and temporary and part-time workers. Approximately 700 hourly production employees in the United States were covered by a collective bargaining agreement with the United Automobile, Aerospace, and Agricultural Implement Workers of America with an expiration date of May 2, 2026. Additionally, approximately 800 U.S. production employees are covered by a collective bargaining agreement with International Association of Machinists with an expiration date of April 28, 2024. In Canada, a small number of employees are covered by a collective bargaining agreement between with the United Steelworkers Local Union No. 5917, that expires on April 15, 2026. In Europe, most employees are covered by collective labor agreements (“CLAs”) stipulated either by a CNH subsidiary or by the employer association for the specific industry to which the CNH subsidiary belongs. Outside North America and Europe, CNH enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.

In 2024, our collective bargaining agreements with the International Association of Machinists in the United States will expire, which will require negotiation of new agreements. Refer to Part I, Item 1A. Risk Factors for a discussion of the risks associated with our employment relationships.
Diversity and Inclusion
CNH’s Board of Directors is committed to diversity and inclusion (“D&I”) and adopted a Policy on Diversity and Inclusion in 2023. This policy applies to all CNH employees globally and provides that CNH rejects all forms of discrimination that is based on race, ethnicity, gender, sexual orientation, personal or social status, health, physical condition, disability, age, nationality, religious or personal beliefs, political opinion or against any other protected group.
CNH’s Global Leadership Team ("GLT") is committed to creating a diverse and inclusive workplace where everyone benefits from equal opportunities based on their abilities and skills. Offering career and advancement opportunities free from discrimination while encouraging and respecting diversity are among the commitments emphasized in CNH’s Human Capital Management Guidelines and Human Rights Policy, available on the Company’s website and Intranet portal.
Further, the Global Leadership demonstrated its commitment to diversity and inclusion by preparing and adopting a statement, which confirms the Company's commitment to rejecting any form of discrimination and creating an environment where everyone benefits from equal opportunities based on their abilities and skills.
Code of Conduct
CNH’s Code of Conduct is one of the pillars of the CNH corporate governance system, which regulates the decision-making processes and the approach used by the Company and its employees in interacting with all stakeholders. The Code of Conduct summarizes the values the Company recognizes, adheres to, and fosters, in the belief that integrity and fairness are important drivers of long-term value creation and social and economic development.
Employee Health and Safety
CNH’s approach to occupational health and safety is based on preventive and protective measures, implemented both collectively and individually, aimed at minimizing the risk of injury in the workplace. The Company endeavors to ensure optimal working conditions, applying principles of industrial hygiene and ergonomics to processes. Its safety management system includes the involvement of employees in identifying and reporting work related hazards and potentially unsafe situations. This approach is intended to promote common, ethical occupational health and safety principles, and enables the achievement of improvement targets using various tools, including training and awareness campaigns. Key areas of focus are pursuit of a zero-accident and zero-injury rate, extension of ISO 45001 certification, and implementation of initiatives to increase employee health and safety awareness via multiple tools (e.g., training courses, corporate Intranet, video tutorials).
Employee Compensation and Benefits
The Company is committed to providing a base pay that, in compliance with local regulations, is competitive with the local market, affordable from a business perspective, and in line with the Company’s achieve and earn philosophy. CNH has defined a compensation approach that comprises several different components. This comprehensive package rewards employees for their contribution to the Company’s results and allows them to share in the business success they help to create. Base salary, benefits, and short and long-term incentives are determined by market-driven benchmarks. Variable compensation is influenced by individual employee contribution, which is evaluated through a performance evaluation program that is deployed throughout the entire organization. The same metrics and methodology are applied in the annual performance assessment of all eligible employees worldwide. Additionally, the Company employs a formal process to monitor the application of its core equity and fairness principles to compensation levels, annual salary reviews, and promotions.
Employee Welfare and Well-being
Employee welfare and well-being initiatives are an important part of the Company’s employee engagement. CNH offers well-being initiatives in addition to traditional benefits (such as health care), going beyond its legal obligations in the countries where it operates. The aim is to help employees balance their personal commitments through time and money saving initiatives and flexible working arrangements, while cultivating motivation, pride, and a sense of belonging at work through family activities, engagement with the community, and involvement in Company life.

Training and Development
CNH believes that employee training is key to skill management and development. Training allows sharing operational and business know-how, as well as the Company’s strategy and values.
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
CNH manages the overall training process through an Internet-based global learning management system. The Company builds upon segment-specific training programs, believing that the most effective solutions are specifically tailored to individual needs.
Employees are given the opportunity to indicate development and training needs as part of a Performance Management Process, and to propose actions to support their personal development during the year.
Training effectiveness and efficiency are monitored and measured based on the participants’ satisfaction with the initiatives delivered and improvements in their knowledge/skills; in some cases, depending on the learning path, structured follow-ups are provided.
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
Available Information
Our internet address is www.cnh.com. Beginning with its quarterly report for the period ended September 30, 2022, the Company elected to comply with its ongoing reporting obligations under the Exchange Act by voluntarily filing its periodic reports including its U.S. GAAP financial statements on the reporting forms for domestic issuers, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K. We make the following reports filed by us available, free of charge, on our website under the heading “Investor Relations; Financial Information; SEC Filings".
•annual reports on Form 10-K;

•quarterly reports on Form 10-Q;
•current reports on Form 8-K and Form 6-K; and
•proxy statement, and annual meeting materials for the annual meetings of stockholders.
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
Information about our Executive Officers
The names of our executive officers, their ages, and positions as of February 27, 2024 are as set forth below. Our executive officers serve at the discretion of our Board of Directors.

Name	Current Position with CNH	Other Principal Positions Held During Past 5 Years
Scott W. Wine (56)	Executive Director, Chief Executive Officer	CEO of Polaris, Inc. (2008 - 2021)
Oddone Incisa (51)	Chief Financial Officer	President of Financial Services at CNH (2013 - 2023)
Marc Kermisch (50)	Chief Information and Digital Officer	Interim Chief Technology Officer at CNH (2021 - 2023), Senior Vice President and Chief Technology Officer of OptumRx (2020-2021) and Executive Vice President and Chief Information Officer of Blue Stem Brands Inc.(2019-2020)
Derek Neilson (53)	President, Agriculture	Chief Operating Officer for EMEA region and President of the Commercial Vehicles Segment (2015-2019)
Stefano Pampalone (56)	President, Construction	Chief Operating Officer for the Asia Pacific region (2013-2019)
Roberto Russo (64)	Chief Legal and Compliance Officer	General Counsel at CNH (2013-2020)
Friedrich Eichler (64)	Chief Technology Officer	Executive Vice President and Head of Technical Development and Advanced Driver Assistance Systems at Volkswagen Group (VW) (2017-2023)
Scott Moran (59)	Chief Quality and Business System Officer	Principal with NEXT LEVEL Partners, LLC (NLP) (2021- 2023) and Vice President in Aerospace and Energy markets at NLP (2013-2020)
Tom Verbaeten (54)	Chief Supply Chain Officer	Chief Manufacturing Officer at CNH (2015-2018)
Kelly Manley (49)	Chief Human Resources Officer	Chief Diversity & Inclusion, Sustainability and Transformation Officer at CNH (2021-2023) and Vice President of Global Talent, Leadership & Learning for Fiat Chrysler Automobiles group (2005-2020)
Kevin Barr (64)	Senior Leadership Advisor	Chief Human Resources Officer at CNH (2021-2023) and Chief Human Resources Officer for Terex Corporation (2000-2019)

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
The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, including the risks and uncertainties described in the Forward-Looking Statements and notes to the consolidated financial statements beginning on page 82. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks and uncertainties could affect particular lines of bus iness, while others could affect all of our businesses. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the SEC.
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
Further, the continuing war in Ukraine, the Israel-Hamas war and heightened tensions in the Red Sea has given rise to regional instability which could impact our supply chain and operations.
There can be no guarantee that we will be able to quickly and completely adapt our business model to changes that could result from the foregoing, and any such changes may have an adverse effect on our business, results of operations and financial condition.
Reduced demand for equipment would reduce our sales and profitability. The agricultural equipment market is influenced by a number of factors such as:
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
Our future performance depends on our ability to innovate and on market acceptance of new or existing products. Our success depends on our ability to maintain or increase our market share in existing markets and to expand into new markets through the development of innovative, high-quality products that provide adequate profitability. Further, customer preferences in certain markets are changing as a result of ongoing social and regulatory focus on sustainability. We have a strategic plan covering investments in innovation designed to further develop existing, and create new, product and service offerings responsive to customer needs, including developing and delivering connected and precision technology solutions, automation, electrification and autonomy. Achievement of these objectives is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to design and produce products that meet our customers’ quality, performance and price expectations, our ability to develop precision technology solutions that improve the profitability and sustainability of customers through their production systems, our ability to develop effective sales, dealer training and marketing programs, and the ability of our dealers to support and service connected and precision technology solutions and emerging power solutions. Failure to develop and offer innovative products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, mobility and connected services, equipment electrification, fuel cell technology and autonomy, or delays in bringing strategic new products to market, or the inability to adequately protect our intellectual property rights or supply products that meet regulatory requirements, including engine emissions requirements, could result in reduced revenue and market share, which could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to deliver precision technology solutions to our customers, it could materially adversely affect our performance. Our precision technology solutions include both hardware and software components that relate to guidance, connectivity, automation and autonomy. We must be able to successfully acquire and develop and introduce new precision technology solutions that improve profitability and result in sustainable farming techniques in order to remain competitive. We expect to make significant investments in research and development expenses, collaborative arrangements and other sources of technology to drive these outcomes. Such investments may not produce attractive solutions for our customers. We also may have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealers ability to support such solutions also may impact our customers, acceptance and demand of such products. Further, we utilize automation and machine learning and intelligence in some of our products. While the use of these emerging technologies can present significant benefits, it also creates risks and challenges. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security problems, and the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. If we are not able to deliver precision technology solutions with differentiated features and functionality, or these solutions are not effective, customers may not adopt technology solutions, which could have a material adverse effect on the Company’s reputation and business.
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
We may not realize all of the anticipated benefits from our business and cost reduction initiatives. As part of our strategic plan, we are actively engaged in a number of initiatives to strengthen our business and increase our productivity, market positioning, efficiency and cash flow, all of which we expect will have a positive long-term effect on our business, results of operations and financial condition. These initiatives include our enhanced focus on precision technology solutions and alternative propulsion, as well as other initiatives aimed at improving our product portfolio, customer focus and manufacturing and business processes. There can be no assurance that we will benefit from these initiatives or others to the extent anticipated, or that the estimated efficiency or cash flow improvements will be realized to the extent anticipated or at all. If these initiatives are not successful, they could have an adverse effect on our operations. We have announced targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations. In order to complete these actions, we will incur charges. Failure to realize anticipated savings or benefits from our business initiatives and cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

We may not be able to realize anticipated benefits from any acquisitions and, further, challenges associated with strategic alliances may have an adverse impact on our results of operations. We have engaged in the past, and may engage in the future, in investments and mergers and acquisitions or enter into, expand or exit from strategic alliances and joint ventures. These involve risks that could prevent us from realizing the expected benefits of the transactions or the achievement of strategic objectives or could divert management’s time and attention. Such risks, many of which are outside our control, include:
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
Regulators in Europe and the U.S. have also focused efforts on requiring and promoting enhanced disclosure related to sustainability. We may face liabilities in connection with our efforts to comply with these disclosure requirements as well as expectations by our stakeholders of enhanced disclosures regarding our climate change initiatives.
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
International trade policies may impact demand for our products and our competitive position. Government policies on international trade and investment such as sanctions, import quotas, capital controls or tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, may affect the demand for our products, technology and services, impact the competitive position of our products or prevent us from being able to sell products to certain customers or in certain countries. Trade restrictions, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, export control and sanctions against Russia, have limited, and could continue to limit, our ability to capitalize on current and future growth opportunities in international markets. These trade restrictions, and changes in, or uncertainty surrounding global trade policies, may affect our competitive position.
OPERATIONAL RISKS
We depend on suppliers for raw materials, parts and components. We rely upon many suppliers for raw materials, parts and components that we require to manufacture our products. We cannot guarantee that we will be able to maintain access to raw materials, parts and components, and in some cases, this access may be affected by factors outside of our control and the control of our suppliers. Certain components and parts used in our products are available from a single supplier and cannot be quickly sourced from other suppliers. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and wholegoods can adversely affect our ability to meet customer demand. For example, recent attacks on merchant ships in the Red Sea have lead shipping companies to avoid this region, which could result in increased logistics costs. While we diligently monitor our supply chain risk and seek to respond promptly to address supply chain and logistics bottlenecks, there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.
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
Our existing operations and expansion plans in emerging markets could entail significant risks. Our ability to grow our businesses depends to an increasing degree on our ability to increase market share and operate profitably worldwide and, in particular, in emerging market countries, such as Brazil, India, China, Argentina and Turkey. In addition, we could increase our use of suppliers located in such countries. Our implementation of these strategies will involve a significant investment of capital and other resources and exposes us to multiple and potentially conflicting cultural practices, business practices and legal requirements that are subject to change, including those related to tariffs, trade barriers, investments, property ownership rights, taxation, and sanction, export control and customs/import requirements. For example, we may encounter difficulties in obtaining necessary governmental approvals in a timely manner. In addition, we may experience delays and incur significant costs in constructing facilities, establishing supply channels, and commencing manufacturing operations. Further, customers in these markets may not readily accept our products as compared with products manufactured and commercialized by our competitors. The emerging market countries may also be subject to a greater degree of economic and political volatility that could adversely affect our financial position, results of operations and cash flows. Many emerging market economies have experienced slower growth, volatility, and other economic challenges in recent periods and may be subject to a further slowdown in gross domestic product expansion and/or be impacted by domestic political or currency volatility, potential hyperinflationary conditions, and/or increase of public debt.
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
Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations. In the ordinary course of business, we are involved in litigation and investigations on a wide range of topics, including securities laws in the U.S., dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, product performance, asbestos, personal injury, regulatory and contract issues, indirect tax issues, and environmental claims. The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. We are subject to regulation and oversight by securities regulatory authorities in the Netherlands and the United States. In the United States, we recently adopted on a voluntary basis the financial reporting standards and practices applicable to U.S. domestic issuers, which include certain incremental filing and reporting requirements. These additional obligations may increase the cost for ensuring compliance with the applicable reporting requirements and may subject us to an enhanced risk of regulatory investigations and private litigation. The ultimate outcome of these legal matters pending against us is uncertain, and although such legal matters are not expected individually to have a material adverse effect on our financial position or profitability, such legal matters could, in the aggregate, in the event of unfavorable resolutions thereof, have a material adverse effect on our results of operations and financial condition. Furthermore, we could in the future be subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments that exceed our reserves, which could have a material adverse effect on our results of operations and/or financial position. For further information see “Note 14: Commitments and Contingencies” to the consolidated financial statements for the year ended December 31, 2023 for additional information.
A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability. We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our products and from customers of our financial services business, and connectivity services with and among equipment. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers, suppliers and dealers, as well as personally identifiable information of our dealers, customers and employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime, including through the use of artificial intelligence and machine learning, pose a significant risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products.
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
Security breaches with respect to our products could interfere with our business and our dealers, and/or customers, exposing us to liability that would cause our business and reputation to suffer. Our products increasingly include and depend on connectivity hardware and software typically used for telematics services and remote system updates. While we have implemented security measures intended to prevent unauthorized access to these products, malicious actors have reportedly attempted, and may attempt in the future, to gain unauthorized access to such products including through such connectivity hardware in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, or gain access to data stored in or generated by the products. Any unauthorized access to or control of our products or systems or any loss of data could result in legal claims against us or government investigations. In addition, reports of unauthorized access to our products, systems, and data, regardless of their veracity, may result in the perception that the products, systems, or data are capable of being hacked, which could harm our brands, prospects, and operating results.
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
Our ability to execute our strategy depends upon our ability to attract, develop and retain qualified personnel. Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction, depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets. In particular, we are dependent on our ability to attract, motivate and retain qualified personnel with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.
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
Further, environmental, health and safety regulations change from time to time, as may related interpretations and other guidance. For example, changes in environmental and climate change laws, including laws relating to engine and equipment emissions, safety regulations, sustainability, fuel requirements, restricted substances, or greenhouse gas emissions, could lead to new or additional investments in product designs to comply with these regulations. Our internal combustion engines are mainly supplied by FPT Industrial S.p.A., a company controlled by Iveco N.V., which is an independent public company following the 2022 spin-off, and compliance with emissions regulations is contractually allocated to our suppliers. Failure of our suppliers to ensure compliance with the applicable regulations may subject us to administrative and legal proceedings and other material consequences. Further, we may experience production delays if our suppliers are unable design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet applicable requirements could materially affect our performance.
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
We are subject to extensive laws and regulations, the violation of which could expose CNH to potential liabilities, increased costs and other adverse effects. Due to the global scope of our operations, we are subject to many laws and regulations that apply to our operations around the world, including the U.S. Foreign Corrupt Practices Act, and the U.K. Bribery Act, as well as a range of national anti-corruption and antitrust or competition laws that apply to conduct in a particular jurisdiction. These anti-corruption laws prohibit improper payments in cash or anything of value to improperly influence third parties to obtain or retain business or gain a business advantage. These laws tend to apply regardless of whether those practices are legal or culturally acceptable in a particular jurisdiction. Over the past several years there has been an increase in the enforcement of anti-corruption and antitrust or competition laws both globally and in particular jurisdictions and we have from time to time been subject to investigations and charges claiming violations of anti-corruption or antitrust or competition laws. We are committed to operating in compliance with all applicable laws, in particular, anti-corruption and antitrust or competition laws. We have implemented a program to promote compliance with these laws and to reduce the likelihood of potential violations. Our compliance program, however, may not in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that may violate the applicable laws or regulations of the jurisdictions in which we operate. Such improper actions could subject us to civil or criminal investigations and monetary, injunctive and other penalties as well as damage claims. Investigations of alleged violations of these laws tend to be expensive and require significant management time and attention, and these investigations of purported violations, as well as any publicity regarding potential violations, could harm our reputation and have a material adverse effect on our business, results of operations and financial position. For further information see "Note 14: Commitments and Contingencies” to the consolidated financial statements at December 31, 2023.
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
New regulations or changes in financial services regulations could adversely impact us. Our Financial Services’ operations are highly regulated by governmental and banking authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S., for example, the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), including its regulations, as well as other efforts at regulatory reform in financial services may substantially affect the origination, servicing, and securitization programs of our Financial Services segment as well as limit the ability of our customers to enter into hedging transaction or finance purchases of our equipment. The Dodd-Frank Act includes extensive provisions regulating these securities and related capital market activities by the SEC and increases the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Future regulations may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.
We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common shares may decline. In connection with the preparation of our annual report for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology, or IT, general controls in the areas of user access limits and segregation of duties related to enterprise resource planning (ERP) applications. This material weakness has not resulted in an error or misstatement to our financial statements or the need to revise any of our previously published financial results.
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
Rising interest rates could have a dampening effect on overall economic activity as well as on the financial health of our customers, either of which could negatively affect customer demand for our products and services as well as customers’ ability to service any financing provided by our Financial Services segment. In addition, credit market dislocations could have an impact on funding costs, which in turn may make it more difficult for our Financial Services Segment to offer customers competitive financing rates. We also use various forms of financing to cover the funding requirements of our Industrial Activities and for financing offered to customers and dealers by Financial Services. Financial Services normally implements a matching policy to offset the impact of differences in interest rates on the financed portfolio and related liabilities. Nevertheless, any future changes in interest rates can result in increases or decreases in revenues, finance costs and margins.
Although we seek to manage our currency risk and interest rate risk, including through hedging activities, there can be no assurance that we will be able to do so successfully, and our business, results of operations and financial position could be adversely affected. In addition, by utilizing these instruments, we potentially forego the benefits that may result from favorable fluctuations in currency exchange and interest rates. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” to the consolidated financial statements at December 31, 2023.
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
We may be exposed to shortfalls in our pension plans. At December 31, 2023, the funded status for our defined benefit pension, healthcare and other post-employment benefit plans was a deficit of $446 million. The funded status is subject to many factors, as discussed in “Management's Discussion and Analysis of Financial Conditions and Results of Operation—Critical Accounting Estimates—Pension and Other Post-employment Benefits,” as well as “Note 12: Employee Benefit Plans and Postretirement Benefits” to the consolidated financial statements for the year ended December 31, 2023.
To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flows from operations and other sources to pay our obligations as they become due. In addition, since the assets that currently fund these obligations are primarily invested in debt instruments and equity securities, the value of these assets is subject to changes due to market fluctuations.
We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility. As of December 31, 2023, we had an aggregate of $27,326 million (including $23,721 million relating to Financial Services’ activities) of consolidated gross indebtedness, and our equity was $8,180 million, including non-controlling interests. The extent of our indebtedness could have important consequences on our operations and financial results, including:
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
Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations, and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNH’s credit ratings or those of one or more of its subsidiaries. For further information, see “Note 10: Debt” to the consolidated financial statements for the year ended December 31, 2023 for additional information.
CNH Industrial N.V. operates and will continue to operate, as a company that is resident in the U.K. for tax purposes; other tax authorities may treat CNH Industrial N.V. as being tax resident elsewhere. CNH Industrial N.V. is incorporated in the Netherlands. In order to be resident in the U.K. for tax purposes, CNH Industrial N.V.’s central management and control must be located (in whole or in part) in the U.K. The U.K. and Dutch competent authorities have agreed, following a mutual agreement procedure (as contemplated by the Netherlands-U.K. tax treaty), that CNH will be regarded as solely resident in the U.K. for purposes of the application of the Netherlands-U.K. tax treaty based on the facts and circumstances outlined in the Company’s mutual agreement application. If the facts upon which the competent authorities issued this ruling change over time, this ruling may be withdrawn or cease to apply and in that case the Netherlands may impose withholding taxes on dividends distributed to non-residents by CNH Industrial N.V. and may levy Dutch corporate income tax on CNH Industrial N.V., which could have a material adverse effect on our results of operations and financial condition.
CNH Industrial N.V. should not be deemed resident in Italy under Italian domestic law except to the extent of CNH Industrial N.V.'s Italian branch, and should be deemed resident exclusively in the U.K. from the date of its incorporation for purposes of the Italy-U.K. tax treaty. Because this analysis is highly factual and may depend on future changes in CNH’s management and organizational structure, tax authorities may disagree with our determination of the Company’s tax residence. Should CNH Industrial N.V. be treated as an Italian tax resident beyond its Italian branch, Italy may impose withholding taxes on dividends distributed by CNH Industrial N.V. and levy corporate income tax on CNH Industrial N.V.’s worldwide income, which could result in a material adverse effect on our results of operations and financial condition.
The Company could be characterized as a passive foreign investment company (PFIC) for U.S. federal income tax purposes The U.S. federal income tax rules provide specific tax rules applicable to shareholders in companies that meet the definition of a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. We believe that the Company is not a passive foreign investment company, but this conclusion is a factual determination made annually and may be subject to change. U.S. Holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a PFIC.
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
The Organization for Economic Cooperation and Development (the OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar Two model rule concepts into their domestic laws. The Company continues to monitor developments in the Pillar Two legislation and is working to evaluate the impacts of this legislation on its longer-term financial position.
RISKS RELATED TO OUR COMMON SHARES
The loyalty voting program may affect the liquidity of our common shares and reduce our share price. CNH’s loyalty voting program was established to reward shareholders for maintaining long-term share ownership by granting at inception initial shareholders and subsequently any other person holding shares continuously for at least three years, the option to elect to receive special voting shares. Issuance of special voting shares is subject to various conditions set forth in the Company's constituting documents, including the registration of the common shares held by each shareholder requesting the issuance of special voting shares in the CNH Loyalty Register. Special voting shares have minimal economic entitlements and cannot be traded. In the event any shareholder holding such special voting shares intends to transfer its common shares from the CNH Loyalty Register, immediately prior to such transfer, any corresponding special voting shares shall be transferred to CNH for no consideration (om niet). This loyalty voting program is designed to encourage a stable shareholder base and, conversely, it may deter trading by those shareholders who are interested in gaining or retaining special voting shares. Therefore, the loyalty voting structure may reduce liquidity in our common shares and adversely affect their trading price.
The loyalty voting program may prevent or frustrate attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common shares may be lower as a result. The provisions of our Articles of Association establishing the loyalty voting program may make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change of control is considered favorably by shareholders holding a majority of our common shares. As a result of the loyalty voting program, a relatively large proportion of the voting power of our common shares could be concentrated in a relatively small number of shareholders who would have significant influence over us. As of January 31, 2024, EXOR N.V. had a voting interest in CNH of approximately 44.2%. For further information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Note 21 Related Party Information to the consolidated financial statements at December 31, 2023. Such shareholders participating in the loyalty voting program could effectively prevent change of control transactions that may otherwise benefit our shareholders.
The loyalty voting program may also prevent or discourage shareholders’ initiatives aimed at changes in our management.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We assess, identify and manage risks from cybersecurity threats through our Information Technology Security and Compliance organization (“Cybersecurity Program”), which is part of our larger enterprise risk management framework. The Cybersecurity Program is currently overseen by the Audit Committee of the Board of Directors (the "Audit Committee") and is managed by our Chief Information and Digital Officer (“CIO”) and a dedicated Chief Information Security Officer (“CISO”). Our current CISO has over 10 years of experience in cybersecurity and has held numerous positions in the cybersecurity sector, including serving as a Global Director of Information Security at another global high-tech manufacturing company. The CISO's organization has oversight of cybersecurity strategy, policy, standards, architecture and processes for the security of our enterprise network and, information assets. The CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are updated to align with the changing threat landscape, our evolving business needs and global regulatory requirements. Our strategy includes risk assessments, risk and threat analysis, utilization of security tools, cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and security awareness and technical security trainings.
We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability These include the ongoing monitoring of our systems, including with the assistance of third party vendors, conducting exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes. In addition, to promote security awareness throughout the Company, employees with an email address received training and access to security awareness materials in 2023. Further, we are implementing a program for the assessment and monitoring of security standards and control procedures for external suppliers and vendors.
Under the Cybersecurity Program, cybersecurity matters are generally managed by a combination of functional groups that report to the Company’s global leadership team, as appropriate, on matters such as enterprise level cybersecurity initiatives, threat intelligence and product cybersecurity risks and remediations.
Our Board of Directors (the "Board") addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our key risks and controls relating to information systems, including our assessment and mitigation of material risks from cybersecurity threats. The Audit Committee receives periodic reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from the Chief Information and Digital Officer and CISO. In addition, on at least an annual basis, the Board receives reports, summaries or presentations from our Chief Information and Digital Officer and CISO related to cybersecurity threats, risk, mitigation and related processes.
The CISO maintains and periodically updates a Cybersecurity Incident Response Plan which is a guide for to respond effectively and efficiently to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm to our customers, operations, partners, employees and third parties, consistent with our legal obligations. As of the date of this report, we do not believe that risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."
Item 2.    Properties
As of December 31, 2023, we owned 42 manufacturing facilities. We also own other significant properties including spare parts depots, research laboratories, test tracks, warehouses, and office buildings. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.
The following table provides information about our manufacturing and engineering facilities as of December 31, 2023:

Location	Primary Functions	Approximate Covered Area (Sqm/ 000)
Italy
San Piero in Bagno	Mini and Midi Excavators; R&D center	14
Jesi	Tractors	77
Lecce	TLBs, Wheel Loaders, Compact Wheel Loaders, Telehandlers; Graders; R&D center	130
Modena	Components	102
S. Matteo	R&D center	51
Cesena	Mini and Midi Excavators	8
United States
Benson	SP Sprayers, Floaters; R&D center	41
Burlington	Backhoe Loaders, Forklift trucks; R&D center	91
Burr Ridge	R&D center	44
Fargo	Tractors, Wheeled Loaders; R&D center	88
Goodfield	Tillage, Cultivators; R&D center	39
Grand Island	Combines, Windrowers, Bale Wagons	128
Mt. Joy	R&D center	11
Mt. Vernon	Tracks; R&D center	7
New Holland	Hay & Forage; R&D center	104
Racine	Tractors, transmissions	105
Sioux Falls	Training and R&D center	23
St. Nazianz	Self-propelled Sprayers; R&D Center	24
Wichita	Skid Steer Loaders; R&D center	46
Wautoma	Aluminum sprayer booms	2
Sioux Falls	Precision Technology	16
Scottsdale	Two R&D centers, Digital and Satellite Navigation Technology	2
Ames	R&D	1
Wakarusa	R&D Service	1
Rapid City	R&D	1
Brookings	R&D	1
Casa Grande	Area Testing	1
Livonia	R&D Center, Battery Electric Vehicles	2
France
Coex	Grape Harvesters; R&D center	26
Croix	Cabins	12
Brazil

Location	Primary Functions	Approximate Covered Area (Sqm/ 000)
Belo Horizonte (Contagem)	Crawler Excavators, Crawler Dozers, Wheel Loaders, Graders, Backhoe Loaders; R&D center	58
Curitiba	Combines and Tractors; R&D center	117
Piracicaba	Sugar Cane Harvesters, Sprayers, Planters; R&D center	23
Sorocaba	Combines and others; R&D center	188
Paulinia	Precision Technology	1
China
Harbin	Combines, Tractors, Balers; R&D center	121
Kunshan	Components	8
Belgium
Antwerp	Components	77
Zedelgem	Combines, Forage Harvesters and Balers; R&D center	154
India
Greater Noida	Tractors; R&D center	95
Pithampur	TLBs, Chex, Vibratory Compactors, Skid Steer Loaders; R&D center	58
Pune	Sugar Cane Harvesters; Combines; Balers and Tractors; R&D center	80
Gurgaon	ITC R&D center	9
Poland
Kutno	Cultivators, Planters, Headers, Grass Pick-ups; R&D center	33
Plock	Combines, Balers and Headers; R&D center	129
Others
Cordoba (Argentina)	Combines, Sprayers, Grain Headers, Tractors	35
St. Valentin (Austria)	Tractors; R&D center	54
Cowra (Australia)	Tillage; R&D center	6
Mannum (Australia)	Seeding & Tillage; R&D center	17
St. Mary's (Australia)	R&D	66
Saskatoon (Canada)	Sprayers, Planters, Seeders; R&D center	61
Regina (Canada)	R&D Center	2
Calgary (Canada)	R&D Center	1
Queretaro (Mexico)	Components	15
Överum (Sweden) Ploughs;	R&D center	49
Basildon (United Kingdom)	Tractors; R&D center	129
Newquay (United Kingdom)	R&D liquid and compressed methane gas	1
Chynoweth (United Kingdom)	R&D liquid and compressed methane gas	1
Tashkent (Uzbekistan)	Tractors	30
Metamorfosi (Greece)	R&D Sense and Act technology	1
Würzburg (Germany)	R&D Precision Technology	1
Hoorn (Netherland)	R&D Autonomy	1
Item 3.     Legal Proceedings
CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product liability, asbestos, personal injury, emissions and/or fuel economy regulatory, competition law and other regulatory investigations and environmental claims. The most significant of these matters are described in “Note 14: Commitments and Contingencies” to our Consolidated Financial Statements for the year ended December 31, 2023.
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require CNH to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurance and could affect CNH’s financial position and results.
Although the ultimate outcome of legal matters pending against CNH and its subsidiaries cannot be predicted, management believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on our Consolidated Financial Statements.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Listing Information
As of January 2, 2024, CNH Industrial N.V. common stock is single listed on the New York Stock Exchange (“NYSE”) under the symbol "CNHI". Prior to January 2, 2024, CNH Industrial N.V. common stock also had a secondary listing on Euronext Milan in Italy.
Number of Shareholders
At January 31, 2024, there were 403 registered holders of our common stock in the U.S., including 123 shareholders that hold special voting shares associated with their common shares. This number does not include stockholders who hold their stock through brokers, banks and other nominees or hold their shares outside of the United States.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our Common Stock with the total return on the S&P 500 Index and the S&P 500 Industrials Index for the five-year period ended December 31, 2023. It shows the growth of a $100 investment on December 31, 2018, including the reinvestment of all dividends.

	Base Period	Years Ending
Company/Index	2018	2019	2020	2021	2022	2023
CNH	$100	$122	$142	$217	$210	$164
S&P 500	$100	$131	$156	$200	$164	$207
S&P 500 Industrials	$100	$129	$144	$174	$164	$194
Dividends
CNH's dividend policy permits annual dividends of between 25-35% of its consolidated net income in any one year. While the Company currently expects a cash dividend to be paid in the future, future dividend payments will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for information about our equity compensation plans, which is incorporated by reference herein.
Issuer Purchases of Equity Securities
On November 7, 2023 CNH announced its $1 billion share buyback program that expires on March 1, 2024, with the first tranche of up to 400 million euros to be executed in the Euronext Milan and the remainder to be executed on the NYSE. The Company’s purchases of its common shares under the buyback program during the three months ended December 31, 2023, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share (€)	Average Price Paid per Share(1) ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
10/1/2023 - 10/31/2023	1,878,078	10.84	11.46	7,426,310
11/1/2023 -11/30/2023(2)	20,500,164	9.37	10.16	796,611,922
12/1/2023 - 12/31/2023	17,395,789	10.45	11.40	598,285,787
Total	39,774,031			598,285,787
1) Share repurchases are made on Euronext Milan and have been translated from Euros at the exchange rate reported by the European Central Bank on the respective transaction dates.
2) The Company completed the sixth and final tranche of its $300 million buyback program on November 6, 2023 and on November 7, 2023, launched its $1 billion share buyback program.
Taxation
Nothing within this section should be considered or relied upon as tax advice. Rather, all prospective purchasers and holders of CNH stock, regardless of their country of residency, should consult their own tax advisors regarding the U.S. federal, state, local and foreign tax consequences of owning and disposing of CNH stock based upon their particular circumstances.
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
U.S. Passive Foreign Investment Company (PFIC)
The U.S. federal income tax rules provide specific tax rules applicable to shareholders in companies that meet the definition of a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. CNH believes that shares of its stock are not stock of a PFIC, but this conclusion is a factual determination made annually and thus may be subject to change. U.S. holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
Material U.K. Tax Consequences
This section summarizes the material U.K. tax consequences of the ownership of CNH common shares for U.S. Shareholders. It is intended only as a general guide and does not purport to be a complete analysis of all potential U.K. tax consequences of holding CNH common shares. This section is based on current U.K. tax law and what is understood to be the current practice of H.M. Revenue and Customs, as well as applicable tax treaties, as of the date of this form. This law and practice and these treaties are subject to change, possibly on a retroactive basis.
This section applies only to shareholders of CNH that are U.S. Shareholders, that are not resident or domiciled in the U.K., that hold their shares as an investment, and that are the absolute beneficial owner of both the shares and any dividends paid on the shares. This section does not apply to members of any special class of shareholders subject to special rules, such as:
•a pension fund;
•a charity;

•persons acquiring their shares in connection with an office or employment;
•a dealer in securities;
•an insurance company; or
•a collective investment scheme.
In addition, this section may not apply to:
•any shareholders that, either alone or together, with one or more associated persons, such as personal trusts and connected persons, control directly or indirectly at least 10% of the voting rights or of any class of share capital of CNH; or
•any person holding shares as a borrower under a stock loan or an interim holder under a repurchase agreement.
Taxation of Dividends
Withholding from dividend payments
Under U.K. domestic law, dividend payments on CNH common shares may be made without withholding or deduction for or on account of U.K. income tax.
Non-U.K. - Resident Shareholders
A shareholder of CNH common shares that is not resident in the U.K. for U.K. tax purposes will not be liable to account for income or corporation tax in the U.K. on dividends paid on the shares unless the shareholder carries on a trade (or profession or vocation) in the U.K. and the dividends are either a receipt of that trade (or profession or vocation) or, in the case of U.K. corporation tax, the shares are held by or for a U.K. permanent establishment through which the trade is carried on.
Taxation of Capital Gains
Non-U.K. - Resident Shareholders
As long as CNH does not maintain any share register in the U.K., the disposal of CNH common shares by a shareholder that is not resident in the U.K. for tax purposes (other than individuals temporarily non-resident in the U.K. for a period of less than five complete tax years) will not give rise to a chargeable gain or allowable loss.
Stamp Duty and Stamp Duty Reserve Tax (“SDRT”)
As long as CNH does not maintain any share register in the U.K., (i) U.K. stamp duty will not normally be payable in connection with a transfer of common shares, provided that the instrument of transfer is executed and retained outside the U.K. and no other action is taken in the U.K. by the transferor or transferee, and (ii) no U.K. SDRT will be payable in respect of any agreement to transfer CNH common shares.
Tax Consequences of Participating in the Loyalty Voting Program
A non-U.K.-resident shareholder that would not be subject to tax on dividends or capital gains in respect of CNH common shares will not be subject to U.K. tax in respect of the special voting shares.
As long as CNH does not maintain any share register in the U.K., no liability to U.K. stamp duty or SDRT will arise to shareholders on the issue or repurchase of special voting shares.
Netherlands Taxation
This section summarizes solely the principal Dutch tax consequences of the acquisition, the ownership and the disposal of CNH common shares and / or special voting shares, by Non-Resident holders of such shares (as defined below). It does not purport to describe every aspect of Dutch taxation that may be relevant to a particular holder of CNH common shares and, if applicable, CNH special voting shares. Tax matters are complex, and the tax consequences to a particular holder of CNH common shares and, if applicable, CNH special voting shares, will depend in part on such holder’s circumstances. Shareholders and any potential inventor should consult their own tax advisors regarding the Dutch tax consequences of acquiring, owning and disposing of CNH common shares and, if applicable, CNH special voting shares in their particular circumstances.
Where in this summary English terms and expressions are used to refer to Dutch concepts, the meaning to be attributed to such terms and expressions shall be the meaning to be attributed to the equivalent Dutch concepts under Dutch tax law. Where in this section the terms “the Netherlands” and “Dutch” are used, these refer solely to the European part of the Kingdom of the Netherlands

This summary also assumes that the board shall control the conduct of the affairs of CNH and shall procure that CNH is organized in accordance with the facts, based upon which the competent authorities of the U.K. and the Netherlands have ruled that CNH should be treated as solely resident of the U.K. for the application of the tax treaty as concluded between the U.K. and the Netherlands. A change in facts and circumstances based upon which the ruling was issued may invalidate the contents of this section, which will not be updated to reflect any such change.
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
This Dutch taxation discussion does not address the Dutch tax consequences for a holder of CNH common shares and, if applicable, special voting shares, who:
1.Is a person who may be deemed an owner of CNH common shares and, if applicable, CNH special voting shares for Dutch tax purposes pursuant to specific statutory attribution rules in Dutch tax law;
2.Owns CNH common shares and, if applicable, CNH special voting shares in connection with a membership of a management board or a supervisory board, an employment relationship, a deemed employment relationship or management role; or
3.Is for Dutch tax purposes taxable as a corporate entity and resident of Aruba, Curaçao, or Sint Maarten.
Dividend Withholding Tax
CNH is generally required to withhold Dutch dividend withholding tax at a rate of 15 percent from dividends distributed by it. The competent authorities of the U.K. and the Netherlands have ruled that CNH is resident of the U.K. for the application of the tax treaty as concluded between the Netherlands and the U.K. Consequently, payments made by CNH on the common shares and / or the special voting shares to Non-Resident shareholders may be made free from Dutch dividend withholding tax.
Taxes on income and capital gains from the ownership and disposition of CNH common shares and / or special voting shares
Individuals
If a Non-Resident holder of CNH common shares and, if applicable, CNH special voting shares is an individual, the holder will not be subject to Dutch income tax in respect of any benefits derived or deemed to be derived from or in connection with CNH common shares and, if applicable, CNH special voting shares, except if:
(i)the holder derives profits from an enterprise, whether as an entrepreneur or pursuant to a co-entitlement to the net value of such enterprise, other than as a shareholder, and such enterprise is carried on, in whole or in part, through a permanent establishment or a permanent representative in the Netherlands, and such holder’s CNH common shares and, if applicable, CNH special voting shares are attributable to such permanent establishment or permanent representative; or
(ii)the holder benefits or is deemed to derive benefits from or in connection with CNH common shares and, if applicable, CNH special voting shares that are taxable as benefits from miscellaneous activities performed in the Netherlands; or
(iii)the holder derives profits pursuant to the entitlement to a share in the profits of an enterprise, other than as a holder of securities, which is effectively managed in the Netherlands and to which enterprise CNH common shares and, if applicable, CNH special voting shares are attributable.
Corporate entities
If a Non-Resident holder of CNH common shares and, if applicable, CNH special voting shares is a corporate entity, or an entity including an association, a partnership and a mutual fund, taxable as a corporate entity, it will not be subject to Dutch corporation tax in respect of any benefits derived or deemed to be derived from or in connection with CNH common shares and, if applicable, CNH special voting shares, except if:
(i)it derives profits from an enterprise directly which is carried on, in whole or in part, through a permanent establishment or a permanent representative in the Netherlands, and to which permanent establishment or permanent representative its CNH common shares and, if applicable, CNH special voting shares are attributable; or

(ii)it derives profits pursuant to a co-entitlement to the net value of an enterprise which is managed in the Netherlands, other than as a holder of securities, and to which enterprise its CNH common shares and, if applicable, CNH special voting shares are attributable.
Gift and Inheritance Taxes
No Dutch gift or inheritance taxes will arise with respect to an acquisition or deemed acquisition of CNH common shares and, if applicable, CNH special voting shares by way of a gift by, or upon the death of, a holder of CNH common shares, and, if applicable, special voting shares, who is neither resident nor deemed to be resident in the Netherlands for purposes of Dutch gift tax or Dutch inheritance tax except if, in the event of a gift whilst not being a resident nor being a deemed resident in the Netherlands for purposes of Dutch gift tax or Dutch inheritance tax, a holder of CNH common shares and, if applicable, a holder of CNH special voting shares becomes a resident or a deemed resident in the Netherlands and dies within 180 days after the date of the gift.
For purposes of Dutch gift and inheritance taxes, a gift of CNH common shares and, if applicable, CNH special voting shares made under a condition precedent is deemed to be made at the time the condition precedent is satisfied.
Registration Taxes and Duties
No Dutch registration tax, transfer tax, stamp duty or any other similar documentary tax or duty, other than court fees, is payable in the Netherlands in respect of or in connection with the execution and/or enforcement (including by legal proceedings and including the enforcement of any foreign judgment in the courts of the Netherlands) of the documents relating to the issue of CNH common shares and / or special voting shares or the performance by CNH of its obligations under such documents, or the transfer of CNH common shares and / or special voting shares.
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
The maximum credit risk to which we were theoretically exposed at December 31, 2023 is represented by the carrying amounts stated for financial assets in the statement of financial position and the nominal value of the guarantees provided on debt or commitments of third parties.
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
Receivables for financing activities amounted to $24,249 million at December 31, 2023 ($19,260 million at December 31, 2022) containing balances totaling $363 million ($334 million at December 31, 2022) that have been written down. In addition, balances totaling $184 million ($117 million at December 31, 2022) were either past due or in nonaccrual status. In the event of installment payments, even if only one installment is overdue, the whole amount of the receivable is classified as such.
Trade receivables totaling $133 million at December 31, 2023 ($172 million at December 31, 2022) contain balances totaling $24 million ($23 million at December 31, 2022) that have been written down.
Currency Risk
We are exposed to risk resulting from changes in exchange rates, which can affect our earnings and equity.
Where one of our subsidiaries incurs costs in a currency different from that of its revenues, any change in exchange rates can affect the net income/(loss) of that company. In 2023, the total net trade flows exposed to currency risk amounted to the equivalent of 21% of our revenue (19% in 2022). The principal exchange rates to which we are exposed are the following:
•EUR/USD, in relation to the production/purchases of Agriculture and Construction in the Euro area
•USD/BRL and EUR/BRL, in relation to production in Brazil and the respective import/export flows;
•AUD/USD, mainly in relation to sales made by Agriculture and Construction in Australia;
•EUR/GBP, predominately in relation to sales on the U.K. market.
Trade flows exposed to changes in these exchange rates in 2023 made up approximately 73% of the exposure to currency risk from trade transactions.
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
We monitor our principal exposure to conversion exchange risk, although there was no specific hedging in place at December 31, 2023. There were no substantial changes in 2023 in the nature or structure of exposure to currency risk or in our hedging policies.
Sensitivity Analysis
The potential loss in fair value of derivative financial instruments held for currency risk management (currency swaps/forwards, currency options, interest rate and currency swaps) at December 31, 2023 resulting from a hypothetical change of 10% in the exchange rates amounted to approximately $167 million ($276 million at December 31, 2022). The valuation model for currency options assumes that market volatility at year-end remains unchanged.
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
The potential loss in fair value of fixed rate financial instruments (including the effect of interest rate derivative financial instruments) held at December 31, 2023, resulting from a hypothetical, unfavorable and instantaneous change of 10% in market interest rates, would have been approximately $21 million (approximately $29 million at December 31, 2022).
Floating rate financial instruments consist principally of cash and cash equivalents, wholesale receivables, debt, and ABS securities. The effect of the sale of receivables is also considered in the sensitivity analysis as well as the effect of hedging derivative instruments.
A hypothetical change of 10% in short-term interest rates at December 31, 2023, applied to floating rate financial assets and liabilities, operations for the sale of receivables and derivative financial instruments, would have caused increased net expenses before taxes, on an annual basis, of approximately $10 million (approximately $15 million at December 31, 2022).
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management's report on internal control over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment. In March 2023, the Company acquired the remaining 89.5% of the capital stock of Augmenta Holding SAS ("Augmenta") it did not own and it acquired a controlling interest in Bennamann Ltd ("Bennamann"). In October 2023, the Company also acquired 100% of the capital stock of Hemisphere GNSS ("Hemisphere") (see Note 2). Due to the timing of the Augmenta, Bennamann and Hemisphere acquisitions, management has excluded Augmenta, Bennamann and Hemisphere from the annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Augmenta, Bennamann and Hemisphere represent less than 2% of the consolidated total net assets (excluding acquired intangible assets and goodwill in purchase accounting) and less than 1% of the consolidated Net revenues.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, and the material weakness noted below, we believe that, as of December 31, 2023 our internal control over financial reporting was not effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page 40.
Material Weakness
In connection with the preparation of our quarterly report on Form 10-Q for the three months ended September 30, 2023 we identified a material weakness in our internal control over financial reporting, which persisted as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology (IT) general controls in the areas of user access limits and segregation of duties related to multiple enterprise resource planning (ERP) applications.
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
Management’s Plan to Remediate the Material Weakness
Subsequent to the identification of the material weakness, management under the oversight of the Audit Committee has been implementing measures and taking steps to address the underlying causes of the material weakness, including enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We are implementing enhanced compensating controls and providing focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.
While we believe these efforts have improved our internal controls and address the underlying cause of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and tested and we have concluded that following the improvements to our internal controls, our control environment is operating effectively for a sufficient period of time. In particular, the enhanced compensating controls and training will require time to test and assess. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CNH Industrial N.V. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment, the internal control over financial reporting at Bennamann LTD (“Bennamann”), Augmenta Holding SAS (“Augmenta”) and Hemisphere GNSS (“Hemisphere”), which were acquired on March 15, 2023, March 13, 2023 and October 12, 2023, respectively, and whose financial statements represent less than 2% of total assets of the consolidated financial statement amounts (excluding acquired intangible assets and goodwill valued in purchase accounting) for the year ended December 31, 2023. Accordingly, our audit did not include the internal controls over financial reporting at Bennamann, Augmenta, or Hemisphere.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: material weakness related to the design and implementation of information technology general controls in the areas of user access limits and segregation of duties related to multiple enterprise resource planning (ERP) applications.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 29, 2024

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item regarding our executive officers appears as Item 1 of this Report under the caption "Information about our Executive Officers". The remaining information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K/A, which, if required, will be filed no later than 120 days after December 31, 2023.
We have adopted a Code of Conduct that applies to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Conduct and our corporate governance policies are posted on our website at https://www.cnh.com/en-US/Our-Company/Governance. We intend to satisfy disclosure requirements regarding amendments to or waivers from our Code of Conduct by posting such information on this website. The charters of the Audit Committee, the Environmental, Social and Governance Committee and Human Capital and Compensation Committee are available on our website as well. This information is also available in print free of charge to any person who requests it.
Item 11. Executive Compensation
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K/A, which, if required, will be filed no later than 120 days after December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K/A, which, if required, will be filed no later than 120 days after December 31, 2023.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K/A, which, if required, will be filed no later than 120 days after December 31, 2023.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K/A, which, if required, will be filed no later than 120 days after December 31, 2023.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Financial Statements - CNH Industrial N.V. and Subsidiaries
The following are contained in this Annual Report on Form 10-K:
The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 73 immediately following the signature pages of this Report.
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

4.4
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (Previously filed as Exhibit 2.4 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2021 (File Number 001-36085) and incorporated herein by reference).

10.1*
CNH Industrial N.V. Directors’ Compensation Plan (Previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 of the registrant on October 1, 2013 (File No. 333-191477) incorporated herein by reference).

10.2*
Case New Holland Industrial Inc. 2005 Deferred Compensation Plan, restated effective January 1, 2012 (Previously filed as Exhibit 4.9 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2014 (File No. 001-36085) and incorporated herein by reference).

10.3*
CNH Industrial N.V. Equity Incentive Plan (Previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 of the registrant on June 3, 2020 (File No. 333-238912) incorporated herein by reference).

10.4*
Form of Performance Share Agreement (2021-2023) (Previously filed as Exhibit 10.4 to the Annual Report on Form 10-K for the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.5*
Form of Restricted Stock Units Agreement (2021-2023) (Previously filed as Exhibit 10.5 to the Annual Report on Form 10-K for the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.6*
Form of Performance Share Agreement (2022-2024) (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K for the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.7*
Form of Restricted Stock Units Agreement (2022-2024) (Previously filed as Exhibit 10.7 to the Annual Report on Form 10-K for the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.8*
Employment and Severance Agreement with Derek Neilson (Previously filed as Exhibit 10.9 to the Annual Report on Form 10-K for the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.9*
Employment and Severance Agreement with Scott W. Wine (Previously filed as Exhibit 10.10 the Annual Report on Form 10-K of the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.10
Agreement and Plan of Merger among Raven Industries, Inc., CNH Industrial N.V. and CNH Industrial South Dakota, Inc. (Previously filed as Exhibit 99.2 to Form 6-K of the registrant on June 21, 2021 and incorporated herein by reference).

10.11	Credit Agreement dated as of March 18, 2019 (Previously filed as Exhibit 10.12 to the Annual Report on Form 10-K of the registrant and incorporated herein by reference).
10.12
Amendment to the Credit Agreement dated March 18, 2019 (Previously filed as Exhibit 10.13 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2022 and incorporated herein by reference).

10.13*	Form of Restricted Stock Units Agreement (2023-2025)
10.14*	Form of Performance Share Agreement (2023-2025)
21.0	Subsidiaries and affiliates of the registrant
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of CNH Industrial N.V., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CNH Industrial N.V., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of CNH Industrial N.V. and Chief Financial Officer of CNH Industrial N.V., as required pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy of CNH Industrial N.V.

Exhibit	Description
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CLA	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101
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

*    Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH INDUSTRIAL N.V. (Registrant)

By:	/s/ SCOTT W. WINE
Scott W. Wine
Chief Executive Officer
Date: February 29, 2024
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

Date	Signature	Title

February 29, 2024	/s/ SCOTT W. WINE	Chief Executive Officer
Scott W. Wine

February 29, 2024	/s/ ODDONE INCISA	Chief Financial Officer
	Oddone Incisa	(Principal Financial Officer and Principal Accounting Officer)

February 29, 2024	/s/ SUZANNE HEYWOOD	Executive Director and Chair of the Board
Suzanne Heywood

February 29, 2024	/s/ ELIZABETH BASTONI	Director
Elizabeth Bastoni

February 29, 2024	/s/ HOWARD W. BUFFETT	Director
Howard W. Buffett

February 29, 2024	/s/ RICHARD J. KRAMER	Director
Richard J. Kramer

February 29, 2024	/s/ KAREN LINEHAN	Director
Karen Linehan

February 29, 2024	/s/ ALESSANDRO NASI	Director
Alessandro Nasi

February 29, 2024	/s/ VAGN SORENSEN	Director
Vagn Sørensen

February 29, 2024	/s/ ÅSA TAMSONS	Director
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
Overview
CNH is a leading equipment and services company engaged in the design, production, marketing, sale, and financing of agricultural and construction equipment.
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group") and the Iveco Group became a public listed company independent from CNH, with its common shares trading on Euronext Milan. The On-Highway Business' financial results for the periods prior to the Demerger have been reflected in our Consolidated Statement of Operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the On-Highway Business in the prior year consolidated balance sheet are classified as discontinued operations within Assets Held for Distribution and Liabilities Held for Distribution on the Consolidated Balance Sheet.
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
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors.
Non-GAAP Financial Measures
CNH monitors its operations through the use of several non-GAAP financial measures. CNH’s management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers’ ability to assess CNH’s financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP.
As of December 31, 2023, CNH’s non-GAAP financial measures are defined as follows:
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
Net (Cash) Debt and Net (Cash) Debt of Industrial Activities
Net Cash (Debt) is defined as total debt less: intersegment notes receivable, cash and cash equivalents, restricted cash, other current financial assets (primarily current securities, short-term deposits and investments towards high-credit rating counterparties) and derivative hedging debt. CNH provides the reconciliation of Net Cash (Debt) to Total (Debt), which is the most directly comparable measure included in the consolidated balance sheets. Due to different sources of cash flows used for the repayment of the debt between Industrial Activities and Financial Services (by cash from operations for Industrial Activities and by collection of financing receivables for Financial Services), management separately evaluates the cash flow performance of Industrial Activities using Net Cash (Debt) of Industrial Activities.

Revenues on a Constant Currency Basis
CNH discusses the fluctuations in revenues on a constant currency basis by applying the prior year average exchange rates to current year’s revenues expressed in local currency in order to eliminate the impact of foreign exchange rate fluctuations.
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
2023 Compared to 2022
Consolidated Results of Operations

(in millions of dollars)	2023	2022
Revenues
Net sales	$22,080	$21,541
Finance, interest and other income	2,607	2,010
Total Revenues	24,687	23,551
Costs and Expenses
Cost of goods sold	16,838	16,797
Selling, general and administrative expenses	1,863	1,752
Research and development expenses	1,041	866
Restructuring expenses	67	31
Interest expense	1,345	734
Other, net	830	689
Total Costs and Expenses	21,984	20,869
Income (loss) of Consolidated Group before Income Taxes	2,703	2,682
Income tax expense	(594)	(747)
Equity in income of unconsolidated subsidiaries and affiliates	274	104
Net income (loss)	2,383	2,039
Net income attributable to noncontrolling interests	12	10
Net income (loss) attributable to CNH Industrial N.V.	$2,371	$2,029
Revenues
We recorded revenues of $24,687 million in 2023, an increase of 4.8% (up 4.7% on a constant currency basis) compared to 2022. This increase is primarily due to favorable price realization.
Cost of Goods Sold
Cost of goods sold were $16,838 million in 2023 compared to $16,797 million in 2022, an increase of 0.2% year over year. As a percentage of net sales of Industrial Activities, cost of goods sold was 76.3% in 2023 (78.0% in 2022), as a result of favorable price realization, partially offset by higher manufacturing and purchasing costs. For year ended December 31, 2022 this item includes $41 million of asset write-downs due to the suspension of operations in Russia.

Selling, General and Administrative Expenses
Selling, General and Administrative Expenses ("SG&A") expenses were $1,863 million in 2023 (7.5% of revenues) compared to $1,752 million in 2022 (7.4% of revenues). The year over year increase is primarily due to increased labor costs. For year ended December 31, 2022, SG&A includes $17 million of asset write-downs due to the suspension of operations in Russia.
Research and Development
In 2023, R&D expenses were $1,041 million compared to $866 million in 2022. The expense in both years was primarily attributable to continued investment in new products, technologies and digital solutions.
Restructuring Expenses
The Company incurred restructuring costs of $67 million and $31 million for the years ended December 31, 2023 and 2022, respectively.
Interest Expense
Interest expense increased to $1,345 million in 2023 from $734 million in 2022 primarily due to higher average interest rates on greater external borrowings, supporting working capital requirements and an increase to the financial services portfolio. The interest expense attributable to Industrial Activities, net of interest income and eliminations, was $76 million in 2023 compared to $119 million in 2022.
Other, net
Other, net expenses were $830 million in 2023 and included a pre-tax gain of $24 million ($18 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann, offset by a loss of $23 million on the sale of CNH Industrial Russia.
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
Income Taxes

(in millions of dollars, except percentages)	2023	2022
Income (loss) of Consolidated Group before Income Taxes	$2,703	$2,682
Income tax expense	$594	$747
Effective tax rate	22.0%	27.9%
In 2023, income taxes were an expense of $594 million, compared to a tax expense of $747 million in 2022. The effective tax rates for 2023 and 2022 were 22.0% and 27.9%, respectively. The 2023 effective tax rate was reduced by the recognition of $99 million of previously unrecognized deferred tax assets in the United Kingdom, lower profitability in high-tax jurisdictions as a percent of total profit, higher credits and incentives, and the tax benefits related to the sale of CNH Industrial Russia; offset by increases in the tax rate due to the tax impact from the Argentina highly inflationary economy and discrete tax expense associated with prior periods.
In 2022, income taxes were an expense of $747 million with an effective tax rate of 27.9%. The Company's 2022 tax rate was increased by greater profitability in high-tax jurisdictions as a percent of total profit, tax expenses associated with the disposition of Raven’s Engineered Films and Aerostar Divisions, additional reserves for uncertain tax positions and the tax impacts associated with Argentina’s highly inflationary economy. These impacts were partially offset by the recognition of $55 million of previously unrecognized deferred tax assets in Italy.
The Organization for Economic Cooperation and Development (the OECD) has proposed a global minimum tax of 15% of reported profits ("Pillar Two") that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar Two model rule concepts into their domestic laws. The Company continues to monitor developments in the Pillar Two legislation and is working to evaluate the impacts of this legislation on its longer-term financial position.

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $274 million in 2023 compared to $104 million in 2022 primarily from our joint venture. The 2023 equity income includes a foreign exchange impact of $84 million.
Industrial Activities and Business Segments
The following tables include Revenues and Adjusted EBIT of Industrial Activities by segment. We have also included a discussion of our results by Industrial Activities and each of our segments.

(in millions of dollars, except percentages)	2023	2022	% Change	% Change excl. FX
Revenues:
Agriculture	$18,148	$17,969	1.0%	0.9%
Construction	3,932	3,572	10.1%	9.8%
Total Net sales of Industrial Activities	22,080	21,541	2.5%	2.4%
Financial Services	2,573	1,996	28.9%	28.6%
Eliminations and other	34	14
Total Revenues	$24,687	$23,551	4.8%	4.7%

(in millions of dollars, except percentages)	2023	2022	$ Change	2023 Adj EBIT Margin	2022 Adj EBIT Margin
Adjusted EBIT by Segment:(1)
Agriculture	$2,732	$2,456	$276	15.1%	13.7%
Construction	238	124	114	6.1%	3.5%
Eliminations and other	(240)	(147)	(93)
Adjusted EBIT of Industrial Activities	$2,730	$2,433	$297	12.4%	11.3%
(1) A reconciliation from the most closely related U.S. GAAP measure to this non-GAAP measure is included on page 55.
Net sales of Industrial Activities were $22,080 million in 2023, up 2.5% compared to the prior year (up 2.4% on a constant currency basis) primarily due to favorable price realization.
Adjusted EBIT of Industrial Activities was $2,730 million in 2023 ($2,433 million in 2022), with an Adjusted EBIT margin of 12.4%. The increase in adjusted EBIT was primarily attributable to gross margin improvement in our Agriculture and Construction segments, partially offset by increased SG&A expenditures and R&D investments.
Business Segment Performance
Agriculture
Net Sales
The following table includes Agriculture net sales by geographic region in 2023 compared to 2022:
Agriculture Sales – by geographic region:

(in millions of dollars)	2023	2022	% Change
North America	$7,157	$6,769	5.7%
Europe, Middle East and Africa	5,878	5,776	1.8%
South America	3,178	3,738	(15.0)%
Asia Pacific	1,935	1,686	14.8%
Total	$18,148	$17,969	1.0%
Net sales for Agriculture were $18,148 million in 2023, a 1.0% increase (up 0.9% on a constant currency basis) compared to 2022. The increase was driven by favorable price realization, partially offset by dealer destocking actions due to lower industry demand.
In North America, industry volume was up 20% year over year in 2023 for tractors over 140 hp and was down 9% for tractors under 140 hp; combines were up 2%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was flat and up 8%, respectively, of which Europe tractor and combine demand was down 3% and 3%, respectively. South America tractor demand was down 8% and combine demand was down 18%. Asia Pacific tractor demand was down 5% and combine demand was down 37%.
Adjusted EBIT
Adjusted EBIT was $2,732 million in 2023, compared to $2,456 million in 2022. The $276 million increase was mostly driven by gross margin improvement, partially offset by increased production costs, SG&A expenses and R&D investments. Adjusted EBIT margin was 15.1%.
Construction
Net Sales
The following table includes Construction net sales by geographic region in 2023 compared to 2022:
Construction Sales – by geographic region:

(in millions of dollars)	2023	2022	% Change
North America	$2,253	$1,721	30.9%
Europe, Middle East and Africa	851	907	(6.2)%
South America	559	665	(15.9)%
Asia Pacific	269	279	(3.6)%
Total	$3,932	$3,572	10.1%
Net sales for Construction were $3,932 million in 2023, a 10.1% increase (up 9.8% on a constant currency basis) compared to 2022, driven by favorable price realization and positive volume/mix mainly in North America; partially offset by lower net revenue from South America, and ceased activities in China and Russia.
Global industry volume for construction equipment decreased in both Heavy and Light sub-segments year over year in 2023, down 14% and 1%, respectively. Aggregated demand increased 2% in EMEA, increased 3% in North America, decreased 24% in South America and decreased 17% for Asia Pacific, particularly in China.
Adjusted EBIT
Adjusted EBIT was $238 million in 2023 (up $114 million compared to 2022). The improvement was due to favorable volume and mix and favorable price realization, partially offset by higher raw materials and manufacturing costs and increased R&D investments. Adjusted EBIT margin was 6.1%.
Financial Services Performance
Finance, Interest and Other Income
Financial Services reported revenues of $2,573 million in 2023, up 28.9% compared to 2022 (up 28.6% on a constant currency basis) primarily driven by favorable volumes and higher base rates across all regions, partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
For the year ended December 31, 2023, net income was $371 million, a $33 million increase compared to 2022, driven by favorable volumes in all regions, partially offset by margin compression in all regions, higher risk costs, increased labor costs and higher taxes, primarily due to increased profitability.
In 2023, retail originations (including unconsolidated joint ventures) were $11.5 billion, up $1.5 billion compared to 2022 (up $1.5 billion on a constant currency basis). The managed portfolio (including unconsolidated joint ventures) was $28.9 billion as of December 31, 2023 (of which retail was 64% and wholesale 36%), up $5.1 billion compared to December 31, 2022 (up $4.4 billion on a constant currency basis).
At December 31, 2023, the receivable balance greater than 30 days past-due as a percentage of receivables was 1.4% (1.3% as of December 31, 2022).

2022 Compared to 2021
Please refer to the “Management’s Discussion and Analysis” section of our 2022 Form 10-K.
Reconciliation of Adjusted EBIT to Net Income (Loss)
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure.

	Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Agriculture	$2,732	$2,456	$1,810
Construction	238	124	90
Unallocated items, eliminations and other(1)	(240)	(147)	(137)
Total Adjusted EBIT of Industrial Activities	2,730	2,433	1,763
Financial Services Net Income	371	338	349
Financial Services Income Taxes	136	125	107
Interest expense of Industrial Activities, net of interest income and eliminations	(76)	(119)	(118)
Foreign exchange gains (losses), net of Industrial Activities	(105)	(59)	(1)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(2)	(4)	124	143
Restructuring expense of Industrial Activities	(65)	(31)	(35)
Other discrete items of Industrial Activities(3)	(10)	(25)	(178)
Income (loss) before taxes	2,977	2,786	2,030
Income tax benefit (expense)	(594)	(747)	(229)
Net (loss) from discontinued operations	—	—	(41)
Net income (loss)	$2,383	$2,039	$1,760
(1) Unallocated items, eliminations and other primarily includes certain corporate costs and other operating expenses and incomes not allocated to segments’ results.
(2) In the years ended December 31, 2023, 2022 and 2021, this item includes a pre-tax gain of $24 million, $24 million and $5 million, respectively as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the years ended December 31, 2022 and 2021 this item includes the pre-tax gain of $90 million and $119 million, respectively as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S.
(3) In the year ended December 31, 2023, this item includes a loss of $23 million on the sale of the CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann. In the year ended December 31, 2022, this item included $43 million of asset write-downs, $25 million of separation costs incurred in a connection with our spin-off of the Iveco Group Business and $22 million of costs related to the activity of the Raven segments held for sale, including the loss on the sale of the Engineered Films and Aerostar divisions, partially offset by a $65 million dollar gain on the sale of our Canada parts depot. In the year ended December 31, 2021, this item included $133 million separation costs in connection with the spin-off of the Iveco Group Business and a charge of $57 million for transaction costs related to the acquisition of Raven Industries, Inc., partially offset by a gain of $12 million for a fair value adjustment of Monarch Tractor investments.

Supplemental Information
The operations, key financial measures, and financial analysis differ significantly for manufacturing and distribution businesses and financial services businesses; therefore, management believes that certain supplemental disclosures are important in understanding the consolidated operations and financial results of CNH. This supplemental information does not purport to represent the operations of each group as if each group were to operate on a standalone basis. This supplemental data is as follows:
Industrial Activities—The financial information captioned “Industrial Activities” reflects the consolidation of all majority-owned subsidiaries except for Financial Services business.
Financial Services—The financial information captioned “Financial Services” reflects the consolidation or combination of Financial Services business.

	Statement of Operations
	Year Ended December 31, 2023					Year Ended December 31, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$22,080	$—	$—		$22,080	$21,541	$—	$—		$21,541
Finance, interest and other income	206	2,573	(172)	(2)	2,607	95	1,996	(81)	(2)	2,010
Total Revenues	22,286	2,573	(172)		24,687	21,636	1,996	(81)		23,551
Costs and Expenses
Cost of goods sold	16,838	—	—		16,838	16,797	—	—		16,797
Selling, general & administrative expenses	1,645	218	—		1,863	1,549	203	—		1,752
Research and development expenses	1,041	—	—		1,041	866	—	—		866
Restructuring expenses	65	2	—		67	31	—	—		31
Interest expense	282	1,235	(172)	(3)	1,345	214	601	(81)	(3)	734
Other, net	201	629	—		830	(55)	744	—		689
Total Costs and Expenses	20,072	2,084	(172)		21,984	19,402	1,548	(81)		20,869
Income (loss) of Consolidated Group before Income Taxes	2,214	489	—		2,703	2,234	448	—		2,682
Income tax expense	(458)	(136)	—		(594)	(622)	(125)	—		(747)
Equity income (loss) of unconsolidated subsidiaries and affiliates	256	18	—		274	89	15	—		104
Net income (loss)	$2,012	$371	$—		$2,383	$1,701	$338	$—		$2,039
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of Financial Services' interest income earned from Industrial Activities.
(3) Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	Year Ended December 31, 2023					Year Ended December 31, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$3,532	$790	$—		$4,322	$3,802	$574	$—		$4,376
Restricted cash	96	627	—		723	158	595	—		753
Trade receivables, net	136	9	(12)	(2)	133	175	3	(6)	(2)	172
Financing receivables, net	393	24,539	(683)	(3)	24,249	898	19,313	(951)	(3)	19,260
Financial receivables from Iveco Group N.V.	302	78	—		380	234	64	—		298
Inventories, net	5,522	23	—		5,545	4,798	13	—		4,811
Property, plant and equipment, net	1,912	1	—		1,913	1,532	—	—		1,532
Investments in unconsolidated subsidiaries and affiliates	440	123	—		563	272	113	—		385
Equipment under operating leases	39	1,378	—		1,417	29	1,473	—		1,502
Goodwill	3,473	141	—		3,614	3,182	140	—		3,322
Other intangible assets, net	1,266	26	—		1,292	1,105	24	—		1,129
Deferred tax assets	933	181	(135)	(4)	979	440	107	(114)	(4)	433
Derivative assets	48	104	(16)	(5)	136	82	128	(21)	(5)	189
Other assets	1,149	119	(183)	(2)	1,085	1,172	126	(79)	(2)	1,219
Total Assets	$19,241	$28,139	$(1,029)		$46,351	$17,879	$22,673	$(1,171)		$39,381
Liabilities and Equity
Debt	$4,433	$23,721	$(828)		$27,326	$4,972	$18,941	$(951)	(3)	$22,962
Financial payables from Iveco Group N.V.	6	140	—		146	5	151	—		156
Trade payables	3,424	198	(11)	(2)	3,611	3,492	216	(6)	(2)	3,702
Deferred tax liabilities	35	135	(135)	(4)	35	4	195	(114)	(4)	85
Pension, postretirement and other postemployment benefits	471	5	—		476	444	5	—		449
Derivative liability	116	116	(16)	(5)	216	132	93	(21)	(5)	204
Other liabilities	5,311	1,035	(39)	(2)	6,307	4,139	787	(79)	(2)	4,847
Total Liabilities	13,796	25,350	(1,029)		38,117	13,188	20,388	(1,171)		32,405
Redeemable noncontrolling interest	54	—	—		54	49	—	—		49
Equity	5,391	2,789	—		8,180	4,642	2,285	—		6,927
Total Liabilities and Equity	$19,241	$28,139	$(1,029)		$46,351	$17,879	$22,673	$(1,171)		$39,381
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
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Year Ended December 31, 2023					Year Ended December 31, 2022
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$2,012	$371	$—		$2,383	$1,701	$338	$—		$2,039
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating leases	373	4	—		377	325	2	—		327
Depreciation and amortization expense of assets under operating leases	8	179	—		187	6	202	—		208
(Gain) loss from disposal of assets	10	—	—		10	(42)	—	—		(42)
Undistributed income (loss) of unconsolidated subsidiaries	(145)	(18)	(48)	(2)	(211)	134	(15)	(188)	(2)	(69)
Other non-cash items	92	81	—		173	124	72	—		196
Changes in operating assets and liabilities:
Provisions	908	3	—		911	190	(1)	—		189
Deferred income taxes	(439)	(96)	—		(535)	38	(88)	—		(50)
Trade and financing receivables related to sales, net	51	(2,325)	6	(3)	(2,268)	103	(2,551)	1	(3)	(2,447)
Inventories, net	(695)	436	—		(259)	(690)	539	—		(151)
Trade payables	(132)	(19)	(6)	(3)	(157)	111	9	5	(3)	125
Other assets and liabilities	94	202	—		296	5	233	(6)	(3)	232
Net cash provided by operating activities	2,137	(1,182)	(48)		907	2,005	(1,260)	(188)		557
Cash Flows from Investing Activities
Additions to retail receivables	—	(8,069)	—		(8,069)	—	(5,971)	—		(5,971)
Collections of retail receivables	—	5,824	—		5,824	—	4,360	—		4,360
Proceeds from sale of assets, excluding assets under operating leases	16	—	—		16	97	—	—		97
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(637)	(7)	—		(644)	(456)	(5)	—		(461)
Expenditures for assets under operating leases	(30)	(521)	—		(551)	(21)	(517)	—		(538)
Other	191	(677)	211		(275)	(1,273)	739	38		(496)
Net cash used in investing activities	(460)	(3,450)	211		(3,699)	(1,653)	(1,394)	38		(3,009)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	9,941	—		9,941	—	11,183	—		11,183
Payments of long-term debt	(1,002)	(7,222)	—		(8,224)	(95)	(9,128)	—		(9,223)
Net increase (decrease) in other financial liabilities	92	1,979	—		2,071	(20)	600	—		580
Dividends paid	(538)	(48)	48	(2)	(538)	(423)	(188)	188	(2)	(423)
Purchase of treasury stock and other	(652)	211	(211)		(652)	(153)	38	(38)		(153)
Net cash provided (used) by financing activities	(2,100)	4,861	(163)		2,598	(691)	2,505	150		1,964
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	91	19	—		110	(215)	(13)	—		(228)
Net increase (decrease) in cash, cash equivalents and restricted cash	(332)	248	—		(84)	(554)	(162)	—		(716)
Cash, cash equivalents and restricted cash, beginning of year	3,960	1,169	—		5,129	4,514	1,331	—		5,845
Cash, cash equivalents and restricted cash, end of year	$3,628	$1,417	$—		$5,045	$3,960	$1,169	$—		$5,129
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash provided by operating activities.
(3) This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.
Liquidity and Capital Resources
Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH, focusing on cash preservation and leveraging its good access to funding, continues to maintain solid financial strength and liquidity.
Capital Resources
The cash flows, funding requirements and liquidity of CNH are managed on a standard and centralized basis. This centralized system is designed to optimize the efficiency and effectiveness of our management of capital resources.

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
•Financial Services’ funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments. While we expect securitizations and sale of receivables (factoring) to continue to represent a material portion of our capital structure and intersegment borrowings to remain a marginal source of funding, we will continue to diversify our funding sources and expand our investor base within Financial Services to support our investment grade credit ratings. These diversified funding sources include secured and unsecured facilities, a repurchase agreement, commercial paper and unsecured notes.
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
On January 4, 2022, Fitch Ratings raised its Long-Term Issuer Default Rating ("IDR") on CNH Industrial N.V. to ‘BBB+’ from ‘BBB-’. Fitch also upgraded CNH Industrial Finance Europe S.A.’s senior unsecured rating to ‘BBB+’ from ‘BBB-’. The Outlook is stable. On January 7, 2022, Fitch upgraded the Long-Term IDR and senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada Ltd. to 'BBB+' from 'BBB-'. The outlook is stable. Fitch has also upgraded CNH Industrial Capital LLC's short-term IDR and commercial paper ratings to 'F2' from 'F3'.
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
On November 30, 2023, Standard & Poor's ("S&P") Global Ratings raised its long-term issuer credit ratings on CNH Industrial N.V. and its subsidiary, CNH Industrial Capital LLC, to 'BBB+' from 'BBB'. S&P Global Ratings also affirmed the 'A-2' short-term issuer credit rating. Additionally, S&P Global Ratings raised the issue-level ratings on CNH Industrial N.V. and its industrial subsidiaries' debt, as well as the issue-level ratings on CNH Industrial Capital LLC's senior unsecured debt, to 'BBB+' from 'BBB'. The outlook is stable.

Current ratings for the Company are as follows:

	CNH Industrial N.V.(1)			CNH Industrial Capital LLC
	Long-Term	Short-Term	Outlook	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Stable	BBB+	A-2	Stable
Fitch Ratings	BBB+	-	Stable	BBB+	F2	Stable
Moody’s Investors Service	Baa2	-	Stable	Baa2	-	Stable
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
Consolidated Debt
As of December 31, 2023 and 2022, our consolidated Debt was as detailed in the table below:

	Consolidated		Industrial Activities		Financial Services
(in millions of dollars)	2023	2022	2023	2022	2023	2022
Total Debt	$27,472	$23,118	$4,439	$4,977	$23,861	$19,092
We believe that Net Cash/(Debt), a non-GAAP financial measure as defined in the section “Non-GAAP Financial Measures”, of section "General" above, is a useful analytical metric for measuring our effective borrowing requirements. We provide a separate analysis of Net Cash/(Debt) of Industrial Activities and Net (Cash)/Debt of Financial Services to reflect the different cash flow management practices in the two activities. Industrial Activities reflects the consolidation of all majority-owned subsidiaries, including those performing centralized treasury activities, except for Financial Services subsidiaries. Financial Services reflects the consolidation of the Financial Services’ businesses.
The calculation of Net Cash/(Debt) has of December 31, 2023 and 2022 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable, to Net Debt/Cash, are shown below:

	Consolidated		Industrial Activities		Financial Services
(in millions of dollars)	2023	2022	2023	2022	2023	2022
Third party (debt)	$(27,326)	$(22,962)	$(4,132)	$(4,909)	$(23,194)	$(18,053)
Intersegment notes payable	—	—	(301)	(63)	(527)	(888)
Financial payables to Iveco Group N.V.	(146)	(156)	(6)	(5)	(140)	(151)
Total Debt (1)	(27,472)	(23,118)	(4,439)	(4,977)	(23,861)	(19,092)
Less:
Cash and cash equivalents	4,322	4,376	3,532	3,802	790	574
Restricted cash	723	753	96	158	627	595
Intersegment notes receivables	—	—	527	888	301	63
Financial receivables from Iveco Group N.V.	380	298	302	234	78	64
Other current financial assets (2)	—	300	—	300	—	—
Derivatives hedging debt	(41)	(43)	(34)	(43)	(7)	—
Net Cash/(Debt) (3)	$(22,088)	$(17,434)	$(16)	$362	$(22,072)	$(17,796)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $301 million and $63 million at December 31, 2023 and 2022, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $527 million and $888 million at December 31, 2023 and 2022, respectively.
(2)    This item includes short-term deposits and investments toward high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance owed by Financial Services relating to Industrial Activities was $(226) million and $(825) million as of December 31, 2023 and 2022, respectively.

Excluding exchange rate differences effect of $536 million, Net Debt at December 31, 2023 increased by $4,118 million compared to December 31, 2022, mainly reflecting the increase in portfolio receivables of Financial Services of $4,485 million, and the cash out of $1,190 million related to yearly dividend and share buyback program, partially offset by a Free Cash Flow generation from Industrial Activities of $1,216 million.
Cash Flow Analysis
For the year ended December 31, 2023, Cash and cash equivalents and Restricted cash combined were $5,045 million, a decrease of $84 million from December 31, 2022, primarily due to receivables portfolio absorption, dividends paid, investments in fixed assets, and acquisition of businesses and other equity investments, partially offset by operating activities cash generation and an increase in external borrowings to support working capital requirements.

At December 31, 2023, Cash and cash equivalents and Restricted cash were $4,322 million ($4,376 million at December 31, 2022) and $723 million ($753 million at December 31, 2022), respectively. Undrawn medium-term unsecured committed facilities were $5,945 million ($5,061 million at December 31, 2022) and other current financial assets were $— million ($300 million at December 31, 2022). At December 31, 2023, the aggregate of Cash and cash equivalents, Restricted cash, undrawn committed facilities and other current financial assets, which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $11,224 million ($10,632 million at December 31, 2022). At December 31, 2023, this amount also included $234 million net financial receivables from Iveco Group ($142 million net financial receivables at December 31, 2022) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
The following table summarizes the changes to cash flows from operating, investing, and financing activities for each of the years ended December 31, 2023, 2022 and 2021.

(in millions of dollars)	2023	2022	2021
Cash flow provided (used) by:
Operating activities	$907	$557	$4,082
Investing activities	(3,699)	(3,009)	(5,001)
Financing activities	2,598	1,964	(1,445)
Translation exchange differences	110	(228)	(403)
Net increase (decrease) in cash and cash equivalents	$(84)	$(716)	$(2,767)
Net Cash from Operating Activities
Cash provided by operating activities in 2023 totaled $907 million and comprised the following elements:
•$2,383 million net income;
•plus $564 million in non-cash charges for depreciation and amortization ($377 million excluding equipment on operating leases)
•plus change in provisions of $911 million
•plus $173 million in Other non-cash items primarily due to share based payments and write downs of assets under operating leases
•less deferred tax income of $535 million
•less $2,388 million change in working capital.

In 2022, cash provided by operating activities of continuing operations during the year was $557 million primarily as a result of $2,039 million in net income, $535 million in non-cash charges for depreciation, and $196 million in Other non-cash items partially offset by an increase of working capital of $2,241 million.
In 2021, cash provided by operating activities of continuing operations during the year was $3,198 million primarily as a result of an increase of $935 million related to working capital improvements, $537 million in non-cash charges for depreciation, and $126 million in Other non-cash items.
Net Cash from Investing Activities
In 2023, cash used in investing activities was $3,699 million. Expenditures included net additions to retail receivables ($2,245 million), expenditures for assets under operating leases ($551 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($644 million).
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

The following table summarizes our investments in tangible assets by segment and investments in intangible assets for each of the years ended December 31, 2023, 2022 and 2021:

(in millions of dollars)	2023	2022	2021
Agriculture	$396	$282	$209
Construction	79	48	36
Total Industrial Activities in tangible assets	475	330	245
Industrial Activities investments in intangible assets	162	126	115
Total Industrial Activities capital expenditures	637	456	360
Financial Services investments in intangible assets	7	5	5
Total Capital expenditures	$644	$461	$365
We incurred these capital expenditures principally related to initiatives to introduce new products, enhance manufacturing efficiency and increase capacity, and for maintenance and engineering. Capital expenditures were higher than 2022 due to higher investments in new product introductions and technology.
Net Cash from Financing Activities
In 2023, cash provided by financing activities totaled $2,598 million, primarily due to an increase in external borrowings to support working capital requirements and an increase to the Financial Services portfolio, partially offset by dividends paid and the shares buyback program.
In 2022, cash provided by financing activities totaled $1,964 million, primarily due to increase in debt, mainly due to increase in receivables portfolio of Financial Services, dividends paid and shares buyback program.

In 2021, cash used by financing activities of continuing operations totaled $1,399 million, primarily due to changes in debt and financial liabilities and the reinstatement of dividends paid after suspension in 2020.
Reconciliation of Free Cash Flow
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
The reconciliation of Free Cash Flow of Industrial Activities to Net cash provided (used) by Operating Activities, the U.S. GAAP financial measure that we believe to be most directly comparable, for the years ended December 31, 2023 and 2022, is shown below:

(in millions of dollars)	2023	2022
Cash provided (used) by Operating Activities	$907	$557
Less: Cash flow from Operating Activities of Financial Services, net of Eliminations	1,230	1,448
Change in derivatives hedging debt of Industrial Activities	9	19
Investments in operating lease assets of Industrial Activities	(30)	(21)
Investments in property plant and equipment, and intangible assets of Industrial Activities	(637)	(456)
Other changes (1)	(263)	49
Free Cash Flow of Industrial Activities	$1,216	$1,596
(1) This item primarily includes change in financial receivables and capital increases in intersegment investments.
For the year ended December 31, 2023, the generation of Free Cash Flow of Industrial Activities was $1,216 million primarily due to the strong adjusted EBIT results of the segments, partially offset by working capital absorption, capital expenditures, cash interest and taxes.
Industrial Activities
Capital Markets
At December 31, 2023, we had an aggregate amount of $9.2 billion in bonds outstanding, of which $4.0 billion was issued by Industrial Activities.

The capital markets debt of Industrial Activities mainly related to notes issued under the Euro Medium Term Note Programme (and the notes issued under its predecessor, the Global Medium Term Notes Programme), and senior unsecured debt securities issued by CNH Industrial N.V. described below.
Euro Medium Term Note ("EMTN") Programme. We have a medium-term note programme allowing for the placement of debt securities up to a total authorized amount of €10 billion ($11 billion). At December 31, 2023, €3,200 million ($3,537 million) was outstanding under the programme, all such debt having been issued by CNH Industrial Finance Europe S.A. and guaranteed by CNH Industrial N.V.
CNH Industrial N.V. Senior Notes. In the United States, CNH Industrial N.V has issued notes from time to time. In 2016, CNH Industrial N.V. issued $600 million of notes at an interest rate of 4.50% due August 2023 (the “2023 Notes”) at an issue price of 100 percent of their principal amount, and, in 2017, CNH Industrial N.V. issued $500 million of notes at an interest rate of 3.850% due November 2027 (the “2027 Notes”) at an issue price of 99.384% of their principal amount. The 2023 Notes and the 2027 Notes are collectively referred to as the “CNH Industrial N.V. Senior Notes” On August 15, 2023, the Company paid off the 2023 Notes in cash on the scheduled due date by utilizing available liquid resources.
The notes issued under the EMTN (and its predecessor the Global Medium Term Notes Programme) as well as the CNH Industrial N.V. Senior Notes impose covenants and other obligations on CNH Industrial N.V. as issuer and, in certain cases, as guarantor and CNH Industrial Finance Europe S.A. as issuer, including: (i) a negative pledge provision which requires that, if any security interest over assets of the issuer or the guarantor is granted in connection with debt that is, or is capable of being, listed or any guarantee is granted in connection with such debt, such security or guarantee must be equally and ratably extended to the outstanding notes; (ii) a status (or pari passu) covenant, under which the notes rank and will rank pari passu with all other present and future outstanding unsubordinated and unsecured obligations of the issuer and/or the guarantor (subject to mandatorily preferred obligations under applicable laws); (iii) an events of default provision setting out certain customary events (such as cross defaults, insolvency related events, etc.) the occurrence of which entitles the holders of the outstanding notes to accelerate the repayment of the notes; (iv) change of control provisions which, when combined with a rating downgrade of CNH Industrial N.V., grant the note holders the right to require immediate repayment of the notes; and (v) other clauses that are generally applicable to securities of a similar type. A breach of these obligations may require the early repayment of the notes. At December 31, 2023, CNH was in compliance with the covenants of the notes issued under the EMTN (and its predecessor the Global Medium Term Notes Programme) and the CNH Industrial N.V. Senior Notes.
CNH Industrial intends to repay the issued bonds in cash at the due date by utilizing available liquid resources. In addition, CNH Industrial may from time to time repurchase or enforce the available call options of issued bonds. Such repurchases, if made, depend upon market conditions, the financial situation of CNH Industrial and other factors which could affect such decisions.

Bank Debt
At December 31, 2023, Industrial Activities available committed unsecured facilities expiring after twelve months amounted to $5.4 billion ($4.5 billion at December 31, 2022).
Euro 4 billion Revolving Credit Facility. In March 2019, the Company signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of 1-year each, exercisable on the first and second anniversary of the signing date. CNH exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility is now due to mature in March 2026 for €3,950.5 million; €49.5 million within the facility will mature in March 2025. The credit facility replaced a five-year €1.75 billion credit facility scheduled to mature in 2021 and includes:
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
•mandatory prepayment obligations upon a change in control of CNH or the borrower;
•a financial covenant (Net debt/EBITDA ratio relating to Industrial Activities) (this covenant is not applicable given the current ratings levels).
CNH Industrial N.V. has guaranteed any borrowings under the revolving credit facility with cross-guarantees from each of the borrowers (i.e., CNH Industrial Finance S.p.A., CNH Industrial Finance Europe S.A. and CNH Industrial Finance North America Inc.). At December 31, 2023, CNH was in compliance with the covenants of the Revolving Credit Facility.
CNH entered into an 18-month committed unsecured credit facility on December 19, 2023, was undrawn at December 31, 2023 and was fully drawn on January 12, 2024.

Financial Services
Total debt of Financial Services was $23.9 billion at December 31, 2023, compared to $19.1 billion at December 31, 2022.
Asset-Backed Financing
At December 31, 2023, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($2.9 billion at December 31, 2022), of which $3.7 billion was utilized at December 31, 2023 ($2.1 billion at December 31, 2022).
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
At December 31, 2023, our receivables from financing activities included receivables sold and financed through both ABS and factoring transactions of $14.1 billion ($12.6 billion at December 31, 2022), which do not meet derecognition requirements and therefore are recorded on our consolidated statement of financial position. These receivables are recognized as such in our financial statements even though they have been legally sold; a corresponding financial liability is recorded in the consolidated statement of financial position as debt (see "Note 4: Receivables").
Repurchase Agreement

In September 2023, CNH Industrial Capital LLC entered into a Global Master Repurchase Agreement which expires in September 2024. At December 31, 2023, the Company had CAD 299.9 million ($226.3 million) outstanding under the repurchase agreement, with an obligation to repurchase the underlying receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.
Capital Markets
In April 2022, Banco CNH Industrial Capital S.A. issued BRL 600 million of notes in two tranches: BRL 177 million at CDI + 0.90%, due in 2024 and BRL 423 million at CDI +1.10%, due in 2025.
In May 2022, Banco CNH Industrial Capital S.A. issued BRL 350 million of notes at CDI +1.10%, due in 2025, through a private placement.
In May 2022, CNH Industrial Capital LLC issued USD 500 million of 3.95% notes due in 2025 at an issue price of 99.469% of their principal amount.
In September 2022, Banco CNH Industrial Capital S.A. issued BRL 700 million of notes in three tranches: BRL 268 million at CDI + 0.90%, due in 2024; BRL 193 million at CDI +1.05%, due in 2025; and BRL 239 million at CDI +1.30%, due in 2026.
In October 2022, CNH Industrial Capital LLC issued USD 400 million of 5.45% notes due in 2025 at an issue price of 99.349% of their principal amount.
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
In November 2022, Banco CNH Industrial Capital S.A. issued BRL 22 million of notes at CDI + 1.05%, due in 2025, through a private placement.
In December 2022, Banco CNH Industrial Capital S.A. issued BRL 190 million of notes at CDI + 0.85%, due in 2024, through a private placement.
In April 2023, CNH Industrial Capital LLC issued USD 600 million of 4.550% notes due 2028, with an issue price of 98.857% of their principal amount.
In May 2023, CNH Industrial Capital Argentina issued USD 36.4 million of 0% notes due in 2025 at an issue price of 124% of their principal amount.
In May 2023, Banco CNH Industrial Capital S.A. issued BRL 500 million of notes in two tranches: BRL 400 million at CDI + 1.40%, due in 2025 and BRL 100 million at CDI +1.60%, due in 2026.
In July 2023, CNH Industrial Capital Australia Pty. Limited issued AUD 175 million of 5.800% notes due in 2026 at an issue price of 99.715% of their principal amount.

In August 2023, CNH Industrial Capital Canada Ltd. issued CAD 400 million of 5.500% notes due in 2026, with an issue price of 99.883% of their principal amount.
In September 2023, CNH Industrial Capital LLC issued USD 500 million of 5.500% notes due in 2029 at an issue price of 99.399% of their principal amount.
In October 2023, Banco CNH Industrial Capital S.A. issued BRL 600 million of notes in three tranches: BRL 312.1 million at CDI + 0.90%, due in 2025, BRL 172.4 million at CDI + 1.00%, due in 2026 and BRL 115.5 million at CDI +1.30%, due in 2027.
Bank Debt
At December 31, 2023, Financial Services' available committed, unsecured facilities expiring after twelve months amounted to $0.5 billion ($0.6 billion at December 31, 2022).
Commercial Paper Programs
CNH Industrial Capital LLC outstanding commercial paper totaled $351 million as of December 31, 2023 ($299 million outstanding at December 31, 2022).
Banco CNH Industrial S.A. outstanding commercial paper totaled $488 million as of December 31, 2023 ($209 million outstanding at December 31, 2022).
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
For more information on our outstanding indebtedness, see “Note 10: Debt” to our consolidated financial statements for the year ended December 31, 2023.
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
We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year. At December 31, 2023, we had available committed, unsecured facilities expiring after twelve months of $5.9 billion ($5.1 billion at December 31, 2022).
Financial Services securitized debt is repaid with the cash generated by the underlying amortizing receivables. Accordingly, additional liquidity is not normally necessary for the repayment of such debt. Financial Services has traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. At December 31, 2023, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($2.9 billion at December 31, 2022), of which $3.7 billion was utilized at December 31, 2023 ($2.1 billion at December 31, 2022).

If Financial Services were unable to obtain ABS funding at competitive rates and at the same time were unable to access other sources of finding at similar conditions, its ability to conduct its financial services activities would be limited.
Pension and Other Post-employment Benefits
Pension Plans
Pension plan obligations primarily comprise the obligations of our pension plans in the United States, the U.K. and Germany.
Under these plans, contributions are made to a separate fund (trust) which independently administers the plan assets. Our funding policy is to contribute amounts to the plan equal to the amounts required to satisfy the minimum funding requirements pursuant to the laws of the applicable jurisdictions. The significant pension plans that we are required to fund are in the United States and the U.K. In addition, we make discretionary contributions in addition to the funding requirements. To the extent that a fund is overfunded, we are not required to make further contributions to the plan in respect of minimum performance requirements so long as the fund is in surplus.
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
At December 31, 2023 and 2022, the difference between the present value of the pension plan obligations and the fair value of the related plan assets was a deficit of $225 million and $196 million, respectively. In 2023, we contributed $41 million to the plan assets and made direct benefit payments of $12 million for our pension plans. Our expected total contribution to pension plan assets and direct benefit payments is estimated to be $46 million for 2024.
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
At December 31, 2023 and 2022, the difference between the present value of the healthcare plan obligations and the fair value of the related plan assets was a deficit of $121 million and $123 million, respectively. In 2023, we did not contribute to the plan assets and made direct benefit payments for healthcare plans of $19 million and we expect to make direct benefit payments of $16 million in 2024.
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
At December 31, 2023 and 2022, the present value of the obligation for other postemployment benefits amounted to $100 million and $89 million, respectively.
In 2023, we made direct benefit payments of $7 million for other postemployment benefits and expect to make direct benefit payments of $9 million in 2024.
For further information on pension and other postemployment benefits, see “Note 12: Employee Benefit Plans and Postretirement Benefits” to our consolidated financial statements for the year ended December 31, 2023.

Off-Balance Sheet Arrangements
We use certain off-balance sheet arrangements with unconsolidated third parties in the ordinary course of business, including financial guarantees. Our arrangements are described in more detail below. For additional information, see “Note 14: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2023.
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
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates totaling $37 million as of December 31, 2023.
Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments with definitive payment terms that will require significant cash outlays in the future, as of December 31, 2023:

(in millions of dollars)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations(1)
Debt obligations(2)
Bonds	$9,156	$1,903	$4,292	$1,839	$1,122
Borrowings from banks	4,289	2,343	733	623	590
Asset-backed financing	11,716	5,790	4,660	1,198	68
Other debt	2,165	1,441	469	255	—
Operating lease obligations	351	86	121	71	73
Purchase obligations	207	207	—	—	—
Total	$27,884	$11,770	$10,275	$3,986	$1,853

(1)Reserves for uncertain tax positions are not included within this table as the timing and ultimate uncertainty of settlement with the relevant taxing authorities is not known.
(2)Amounts presented exclude the related interest expense that will be paid when due. The table above does not include obligations for pensions, post-retirement benefits and health care plans. Our best estimate of expected contributions including direct benefit payment to be made by us in 2024 to pension plans, healthcare plans and other post-employment plans is $46 million, $16 million and $9 million, respectively. Potential outflows in the years after 2022 are subject to a number of uncertainties, including future asset performance and changes in assumptions, and therefore we are unable to make sufficiently reliable estimates of future contributions beyond 2023.
Debt Obligations
For information on our debt obligations, see “Capital Resources” above and “Note 10: Debt” to our consolidated financial statements for the year ended December 31, 2023. The amount reported as debt obligations in the table above consists of our bonds, borrowings from banks, asset-backed financing and other debt which reconciles in total to the amount in the December 31, 2023 consolidated balance sheet.
Operating Lease Obligations
Our operating leases consist mainly of leases for commercial and industrial properties used in carrying out our businesses. The amounts reported above under “Operating Lease Obligations” include the minimal rental and payment commitments due under such leases.

Purchase Obligations
Our purchase obligations at December 31, 2023, included the following:
•commitments to purchase tangible fixed assets, largely in connection with planned capital expenditures, in an aggregate amount of approximately $207 million.
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
Particularly in light of the current economic uncertainty, developments may occur which may differ from our estimates and assumptions, and therefore might require significant adjustments to the carrying amounts of certain items, which as of the date of this Annual Report cannot be accurately estimated or predicted. The principal items affected by estimates are the allowances for credit losses receivable and inventories, long-lived assets (tangible and intangible assets), the residual values of equipment leased out under operating lease arrangements, sales allowances, product warranties, pension and other postemployment benefits, deferred tax assets and contingent liabilities.
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
Allowance for Credit Losses
The allowance for credit losses is our estimate of the lifetime expected credit losses inherent in the trade receivables and financing receivables owned by us. Retail customer receivables primarily include retail notes and finance leases to end use customers and revolving charge accounts, which represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.
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

Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. When delinquency reaches 120 days, revolving change accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses.
The total allowance for credit losses at December 31, 2023 and 2023 was $363 million and $334 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current and future economic conditions.
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
The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. While the company believes its allowance is sufficient to provide for losses over the life of its existing receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses. Historically, changes in economic conditions have had limited impact on credit losses within the company’s wholesale receivable portfolio. Within the retail customer receivables portfolio, credit loss estimates are dependent on a number of factors, including historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts. A hypothetical 10% increase in the quantitative loss rates would have resulted in an approximately $13 million increase to the allowance for credit losses at December 31, 2023.
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
We have identified three reporting units for the purpose of goodwill impairment testing: Agriculture, Construction, and Financial Services. Impairment testing for goodwill is done at a reporting unit level. Under the goodwill impairment test, CNH’s estimate of the fair value of the reporting unit is compared with its carrying value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. CNH has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
Goodwill and indefinite-lived other intangible assets are tested for impairment at least annually. In 2021, 2022 and 2023, we performed our annual impairment review as of December 31 and concluded that there was no impairment. We evaluate events and changes in circumstances to determine if additional testing may be required. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2023.
Residual Values of Assets Leased Out Under Operating Lease Arrangements
We purchase equipment from our dealers and lease such equipment to retail customers under operating leases. Income from these operating leases is recognized over the term of the lease. Our decision on whether or not to offer lease financing to customers is based, in part, upon estimated residual values of the leased equipment, which are estimated at the lease inception date and periodically updated. Realization of the residual values, a component in the profitability of a lease transaction, is dependent on our ability to market the equipment at least termination under the then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Although realization is not assured, management believes that the estimated residual values are realizable.

Sales Allowances
The company provides sales incentives and allowances to dealers. At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs as a reduction of revenue. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. Actual cost differences from the original cost estimate are recognized in “Net sales”. The total accruals recorded were $2,409 million, $1,556 million and $1,325 million in “Other liabilities” on the Consolidated Balance Sheets at December 31, 2023, 2022 and 2021, respectively. The increase in each of 2023 and 2022 were targeted initiatives to drive higher retail demand.
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
The product warranty accruals at December 31, 2023, 2022 and 2021 were $610 million, $544 million and $526 million, respectively. The increase in each of 2023 and 2022 related to higher sales volume. Estimates used to determine the product warranty accruals are based on historical claims rate leveraging the last rolling 12 months and consideration of current quality developments.
Pension and Other Postemployment Benefits
As more fully described in “Note 12: Employee Benefit Plans and Postretirement Benefits” to our consolidated financial statements for the year ended December 31, 2023, we sponsor pension, healthcare and other postemployment plans in various countries. We actuarially determine the costs and obligations relating to such plans using several statistical and judgmental factors. These assumptions include discount rates, rates for expected returns on plan assets, rates for compensation increases, mortality rates, retirement rates, and healthcare cost trend rates, as determined by us within certain guidelines. To the extent actual experiences differ from our assumptions or our assumptions change, we may experience gains and losses that we have not yet recognized in our consolidated statements of operations but would be recognized in equity. For our pension and postemployment benefit plans, we recognize net gain or loss as a component of defined benefit plan cost for the year if, as of the beginning of the year, such unrecognized net gain or loss exceeds 10% of the greater of (1) the projected benefit obligation or (2) the fair market value of the plan assets at year end. In such case, the amount of amortization we recognize is the resulting excess divided by the average remaining service period of active employees, and by the average life expectancy for inactive employees expected to receive benefits under the plan.
CNH reviews annually the mortality assumptions and demographic characteristics of its U.S. pension and healthcare plans participants. Subsequent to the Benefits Modification to the US Healthcare plan on April 16, 2018, the Company decided to change the base mortality table for the US Healthcare plan from the variants of blue-collar tables of RPH-2014 (with MP-2014 removed) to a no-collar variant. In addition, in 2018, CNH adopted the MP-2018 mortality improvement scale, which better reflected the actual recent experience over the previous mortality improvement scales.
In 2021, the Company adopted the updated mortality improvement scale issued by the SOA ("MP-2021"). The adoption of the new mortality assumptions resulted in a total increase of $1.3 million to the Company’s benefit obligations at December 31, 2021, of which $0.5 million and $0.8 million were related to pension plans and healthcare plans, respectively.

The following table includes the effects of a one percentage-point change in our primary actuarial assumptions on pension, healthcare and other postemployment benefit obligations and expense:

	Year End Benefit Cost		Year End Benefit Obligation
(in millions of dollars)	One Percentage-Point Increase	One Percentage-Point Decrease	One Percentage-Point Increase	One Percentage-Point Decrease
Pension benefits:
Assumed discount rate	$(5)	$5	$(127)	$154
Expected long-term rate of return on plan assets	$(10)	$10	$—	$—
Healthcare benefits:
Assumed discount rate	$1	$—	$(8)	$9
Assumed health care cost trend rate (initial and ultimate)	$—	$—	$8	$(7)
Other benefits:
Assumed discount rate	$—	$—	$(8)	$9
Realization of Deferred Tax Assets
At December 31, 2023, we had a net deferred tax asset on temporary differences, including tax attributes, of $1.6 billion, of which $0.2 billion are not recognized in the financial statements. The corresponding totals at December 31, 2022, were $1.0 billion and $0.3 billion, respectively.
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
During the fourth quarter of 2023, we recognized a significant portion of the deferred tax assets related to our operations in the UK, resulting in a $99 million non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with that trend anticipated to continue for the foreseeable future.
During the fourth quarter of 2022, we recognized substantially all the deferred tax assets related to our agricultural and construction equipment operations in Italy, resulting in a $55 million non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with that trend anticipated to continue for the foreseeable future.
Contingent Liabilities
We are the subject of legal and indirect tax proceedings covering a range of matters, which are pending in various jurisdictions. Due to the uncertainty inherent in such matters, it is difficult to predict the final outcome of such matters. The cases and claims against us often raise difficult and complex factual and legal issues, which are subject to many uncertainties, including but not limited to the facts and circumstances of each particular case and claim, the jurisdiction and the differences in applicable law. In the normal course of business, we consult with legal counsel and other experts on matters related to litigation, taxes and other similar contingent liabilities. We accrue a liability when it is determined that an adverse outcome is probable and the amount of the loss can be reasonably estimated. In the event an adverse outcome is probable, but an estimate is not determinable or is possible, the matter is disclosed.
Cautionary Note on Forward-Looking Statements
This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this presentation including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward looking statements also include statements regarding the future performance of CNH and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan, including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside CNH’s control. CNH expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this announcement to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.
Further information concerning CNH, including factors that potentially could materially affect its financial results, is included in the Company’s reports and filings with the U.S. Securities and Exchange Commission (“SEC”).
All future written and oral forward-looking statements by CNH or persons acting on the behalf of CNH are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CNH Industrial N.V.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CNH Industrial N.V. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Timing of Revenue Recognition — Industrial Activities — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue when control of the equipment, services or parts has been transferred, and the Company’s performance obligations to the customers (e.g. dealers) have been satisfied. Transfer of control occurs when title and risk of ownership have transferred to the customer, which occurs based upon the terms specified in the agreement. In most of the jurisdictions where the Company operates, and subject to specific exceptions, transfer of control, and thus revenue recognition, occurs upon shipment.
We identified the timing of revenue recognition specific to Industrial Activities as a critical audit matter due to the extent of additional audit effort required to evaluate whether the timing of revenue recognition was appropriate. This required both extensive audit effort due to the volume of transactions at year-end and a high degree of auditor judgment, especially pertaining to the evaluation of management's identification of when transfer of control has occurred.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the timing of revenue recognition for Industrial Activities included the following, among others:
•We tested the operating effectiveness of certain internal controls over the timing of revenue recognition and the identification of when transfer of control occurred.
•On a selection basis, we performed the following procedures:
◦Tested the completeness and accuracy of revenue transactions recorded for a period of time prior to and subsequent to year-end.
◦Obtained the terms in certain dealer agreements by region and evaluated the appropriateness of management’s application of their accounting policies in the determination of revenue recognition conclusions based on the dealer terms.
◦Agreed the evidence of shipment to support the timing of revenue recognized.
◦Confirmed certain dealer inventory balances as of year-end.
◦Obtained the Company's external legal analysis related to dealer agreements for certain regions to validate the performance obligation within the respective dealer agreements.
•With the assistance of professionals in our firm with expertise related to the accounting for revenue, we evaluated management’s analysis of certain revenue recognition practices and the timing of revenue recognition related to such practices.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 29, 2024

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of CNH Industrial N.V.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CNH Industrial N.V. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2014 to 2023.

Chicago, Illinois
February 28, 2023

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023, 2022 and 2021

(in millions of dollars and shares, except per share amounts)	2023	2022	2021
Revenues
Net sales	$22,080	$21,541	$17,802
Finance, interest and other income	2,607	2,010	1,694
Total Revenues	24,687	23,551	19,496
Costs and Expenses
Cost of goods sold	16,838	16,797	14,109
Selling, general and administrative expenses	1,863	1,752	1,454
Research and development expenses	1,041	866	642
Restructuring expenses	67	31	35
Interest expense	1,345	734	549
Other, net	830	689	768
Total Costs and Expenses	21,984	20,869	17,557
Income (loss) of Consolidated Group before Income Taxes	2,703	2,682	1,939
Income tax expense	(594)	(747)	(229)
Equity in income of unconsolidated subsidiaries and affiliates	274	104	91
Net income (loss) from continuing operations	2,383	2,039	1,801
Net income (loss) from discontinued operations	—	—	(41)
Net income (loss)	2,383	2,039	1,760
Net income attributable to noncontrolling interests	12	10	37
Net income (loss) attributable to CNH Industrial N.V.	$2,371	$2,029	$1,723

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$1.78	$1.50	$1.32
Discontinuing operations	—	—	(0.05)
Basic earnings per share attributable to CNH Industrial N.V.	$1.78	$1.50	$1.27
Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$1.76	$1.49	$1.32
Discontinuing operations	—	—	(0.05)
Diluted earnings per share attributable to CNH Industrial N.V.	$1.76	$1.49	$1.27
Average shares outstanding
Basic	1,332	1,351	1,354
Diluted	1,350	1,362	1,361
Cash dividends declared per common share	$0.394	$0.302	$0.132

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022 and 2021

(in millions of dollars)	2023	2022	2021
Net income (loss)	$2,383	$2,039	$1,760
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(56)	44	(11)
Changes in retirement plans’ funded status	(66)	41	94
Foreign currency translation	40	158	247
Share of other comprehensive income (loss) of entities using the equity method	(11)	(25)	(93)
Other comprehensive income (loss), net of tax	(93)	218	237
Comprehensive income (loss)	2,290	2,257	1,997
Less: Comprehensive income attributable to noncontrolling interests	15	9	43
Comprehensive income (loss) attributable to CNH Industrial N.V.	$2,275	$2,248	$1,954

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022

(in millions of dollars)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$4,322	$4,376
Restricted cash	723	753
Trade receivables, net	133	172
Financing receivables, net	24,249	19,260
Financial receivables from Iveco Group N.V.	380	298
Inventories, net	5,545	4,811
Property, plant and equipment, net	1,913	1,532
Investments in unconsolidated subsidiaries and affiliates	563	385
Equipment under operating leases	1,417	1,502
Goodwill	3,614	3,322
Other intangible assets, net	1,292	1,129
Deferred tax assets	979	433
Derivative assets	136	189
Other assets	1,085	1,219
Total Assets	$46,351	$39,381
Liabilities and Equity
Debt	$27,326	$22,962
Financial payables to Iveco Group N.V	146	156
Trade payables	3,611	3,702
Deferred tax liabilities	35	85
Pension, postretirement and other postemployment benefits	476	449
Derivative liabilities	216	204
Other liabilities	6,307	4,847
Total Liabilities	$38,117	$32,405
Redeemable noncontrolling interest	54	49
Common shares, €0.01, par value; outstanding 1,290,937,585 common shares and 371,000,610 loyalty program special voting shares in 2023; and outstanding 1,344,240,971 common shares and 371,072,953 loyalty program special voting shares in 2022	25	25
Treasury stock, at cost - 73,462,611 shares in 2023 and 20,159,225 shares in 2022	(865)	(230)
Additional paid in capital	1,578	1,504
Retained earnings	9,750	7,906
Accumulated other comprehensive loss	(2,374)	(2,278)
Noncontrolling interests	66	—
Total Equity	$8,180	$6,927
Total Liabilities and Equity	$46,351	$39,381

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2023 and 2022
The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets above. The assets in the table include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities in the table include third party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH. See note 4: Receivables for additional information on the Company's VIEs.

(in millions of dollars)	December 31, 2023	December 31, 2022
Restricted cash	$626	$595
Financing receivables, net	10,365	8,808
Total Assets	$10,991	$9,403
Debt	$10,033	$8,485
Total Liabilities	$10,033	$8,485

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021

(in millions of dollars)	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$2,383	$2,039	$1,760
Less: Net income (loss) from discontinued operations	—	—	(41)
Net income (loss) of continuing operations	2,383	2,039	1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating lease	377	327	295
Depreciation and amortization expense of assets under operating lease	187	208	242
(Gain) loss from disposal of assets	10	(42)	—
Loss on repurchase of notes	—	—	8
Undistributed income (loss) of unconsolidated subsidiaries	(211)	(69)	(29)
Other non-cash items	173	196	126
Changes in operating assets and liabilities:
Provisions	911	189	93
Deferred income taxes	(535)	(50)	(273)
Trade and financing receivables related to sales, net	(2,268)	(2,447)	191
Inventories, net	(259)	(151)	(555)
Trade payables	(157)	125	738
Other assets and liabilities	296	232	561
Cash flow from operating activities (discontinued operation)	—	—	884
Net cash provided by operating activities	907	557	4,082
Cash Flows from Investing Activities
Additions to retail receivables	(8,069)	(5,971)	(5,328)
Collections of retail receivables	5,824	4,360	4,338
Proceeds from the sale of assets, net of assets under operating leases	16	97	11
Expenditures for property, plant and equipment and intangible assets excluding assets under operating lease	(644)	(461)	(365)
Expenditures for assets under operating leases	(551)	(538)	(556)
Other, net	(275)	(496)	(2,670)
Cash flow from investing activities (discontinued operation)	—	—	(431)
Net cash used in investing activities	(3,699)	(3,009)	(5,001)
Cash Flows from Financing Activities
Proceeds from long-term debt	9,941	11,183	7,988
Payments of long-term debt	(8,224)	(9,223)	(9,088)
Net increase (decrease) in other financial liabilities	2,071	580	(111)
Dividends paid	(538)	(423)	(188)
Purchase of treasury stock and other	(652)	(153)	—
Cash flow from financing activities (discontinued operation)	—	—	(46)
Net cash provided (used) by financing activities	2,598	1,964	(1,445)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	110	(228)	(403)
Net increase (decrease) in cash, cash equivalents and restricted cash	(84)	(716)	(2,767)
Cash, cash equivalents and restricted cash, beginning of year	5,129	5,845	9,629
Cash, cash equivalents and restricted cash, end of year	$5,045	$5,129	$6,862
Cash, cash equivalents and restricted cash, end of year (discontinued operation)	—	—	1,017
Cash, cash equivalents and restricted cash, end of year (continuing operations)	5,045	5,129	5,845

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,322	$4,376	$5,044
Restricted cash	723	753	801
Total cash, cash equivalents and restricted cash	$5,045	$5,129	$5,845

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2023, 2022 and 2021

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2020	$25	$(109)	$4,388	$3,279	$(2,676)	$82	$4,989	$40
Net income (loss)	—	—	—	1,723	—	25	1,748	12
Other comprehensive income (loss), net of tax	—	—	—	—	231	6	237	—
Dividends paid[1]	—	—	—	(180)	—	(91)	(271)	(7)
Common shares issued from treasury stock and capital increase for share-based compensation	—	25	(25)	—	—	—	—	—
Share-based compensation expense	—	—	99	—	—	—	99	—
Other changes	—	—	2	(4)	—	8	6	—
Balance December 31, 2021	25	(84)	4,464	4,818	(2,445)	30	6,808	45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income (loss)	—	—	—	2,029	—	(6)	2,023	16
Other comprehensive income (loss), net of tax	—	—	—	—	219	(1)	218	—
Dividends paid[1]	—	—	—	(412)	—	—	(412)	(11)
Acquisition of treasury stock	—	(153)	—	—	—	—	(153)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	7	(7)	—	—	—	—	—
Share-based compensation expense	—	—	87	—	—	—	87	—
Other changes	—	—	4	7	—	(1)	10	(1)
Balance December 31, 2022	25	(230)	1,504	7,906	(2,278)	—	6,927	49
Net income (loss)	—	—	—	2,371	—	(4)	2,367	16
Other comprehensive income (loss), net of tax	—	—	—	—	(96)	3	(93)	—
Dividends paid[1]	—	—	—	(527)	—	—	(527)	(11)
Acquisition of treasury stock	—	(652)	—	—	—	—	(652)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	99	—	—	—	99	—
Other changes	—	(3)	(5)	—	—	67	59	—
Balance December 31, 2023	$25	$(865)	$1,578	$9,750	$(2,374)	$66	$8,180	$54
(1)Dividends per share of common stock of $0.394, $0.302 and $0.132 were declared in the years ended December 31 2023, 2022 and 2021, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Presentation
CNH Industrial N.V. (“CNH” or the “Company”) is incorporated in, and under the laws of, the Netherlands. CNH is a leading company in the capital goods sector that, through its various businesses, designs, produces and sells agricultural equipment and construction equipment. In addition, CNH’s Financial Services segment offers an array of financial products and services, including retail financing for the purchase or lease of new and used CNH and other manufacturers’ products and other retail financing programs and wholesale financing to dealers.
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
The Company was formed as a result of the mergers of Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. with and into CNH, effective September 29, 2013.
Spin-off of On-Highway Business
Until December 31, 2021, CNH Industrial N.V. owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a demerger under Dutch law (the "Demerger") to Iveco Group N.V. (the "Iveco Group"), and the Iveco Group became a public listed company independent from CNH with its common shares trading on the Euronext Milan, a regulated market organized and managed by Borsa Italiana S.p.A. In connection with the Demerger, shares of Iveco Group N.V. were distributed to shareholders in CNH Industrial N.V. on a pro rata basis. The On-Highway Business' financial results for the periods prior to the Demerger have been reflected in our Consolidated Statement of Operations, retrospectively, as discontinued operations.
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
Intercompany transactions between Continuing and Discontinued Operations have been eliminated in the consolidated statement of financial position. The net balance between Assets held for distribution and Liabilities held for distribution represents the net equity of the Discontinued Operations. This amount corresponds to the reduction in the total equity of CNH due to the Demerger that occurred on January 1, 2022.

Details of Statement of Operations line items included in Discontinued Operations, after the eliminations, for the year ended December 31, 2021 are as follows:

(in millions of dollars)	2021
Revenues
Net sales	$14,743
Finance, interest and other income	194
Total Revenues	14,937
Costs and Expenses
Cost of goods sold	12,765
Selling, general and administrative expenses	989
Research and development expenses	594
Restructuring expenses	39
Interest expense	129
Other, net	380
Total Costs and Expenses	14,896
Income (loss) before income taxes and equity in income of unconsolidated subsidiaries and affiliates	41
Income tax (expense) benefit	(113)
Equity in income of unconsolidated subsidiaries and affiliates	31
Net Income (loss) from discontinued operations	$(41)

All cash flows from Discontinued Operations are reported in the appropriate items for operating, investing and financing activities in the Statement of Cash Flows. The cash flows represent those arising from transactions with third parties. Cash flows from Discontinued Operations for the year ended December 31, 2021 are as follows:

(in millions of dollars)	2021
Cash Flows from Operating Activities
Net income (loss) of discontinued operations	$(41)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating lease	316
Depreciation and amortization expense of assets under operating lease	296
(Gain) loss on disposal of assets	(44)
Undistributed income of unconsolidated subsidiaries	(13)
Other non-cash items	197
Changes in operating assets and liabilities:
Provisions	87
Deferred income taxes	36
Trade and financing receivables related to sales, net	54
Inventories, net	(216)
Trade payables	25
Other assets and liabilities	187
Cash flow from operating activities of discontinued operation	$884
Cash Flows from Investing Activities
Additions to retail receivables	$(42)
Collections of retail receivables	50
Proceeds from the sale of assets, net of assets under operating leases	—
Expenditures for property, plant and equipment and intangible assets excluding assets under operating leases	(348)
Expenditures for assets under operating leases	(763)
Other	672
Cash flow provided (used) by investing activities of discontinued operation	$(431)
Cash Flows from Financing Activities
Proceeds from long-term debt	$3,459
Payments of long-term debt	(3,602)
Net increase (decrease) in other financial liabilities	97
Dividends paid	—
Cash flow from financing activities of discontinued operation	$(46)

Note 2: Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
CNH has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include CNH Industrial N.V. and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars and, unless otherwise indicated, all financial data set forth in these consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of CNH’s subsidiaries in which CNH has a controlling financial interest, and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on ownership of a majority of the voting interest of an entity or based on CNH’s determination that it is the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.
Investments in unconsolidated subsidiaries and affiliates are accounted for using the equity method when CNH does not have a controlling interest but exercises significant influence. Under this method, the investment is initially recorded at cost and is increased or decreased by CNH’s proportionate share of the entity’s respective net income or loss. Dividends received from these entities reduce the carrying value of the investments.
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
Effective October 12, 2023, CNH closed on its purchase of Hemisphere, a global satellite navigation technology leader, for a total consideration of $181 million. The acquisition of Hemisphere consolidates our guidance and connectivity capabilities to advance CNH's in-house precision, automation and autonomy technology for the agriculture and construction industries. At December 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $111 million and $51 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not been finalized as of December 31, 2023. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Pro forma results of operations have not been presented because the effects of the Hemisphere acquisition were not material to the Company’s consolidated results of operations. Additionally, Hemisphere's post-acquisition results were not material.
On March 15, 2023, CNH acquired a controlling interest in Bennamann (ownership interest of 50.0085%) by purchasing an additional 34.4% interest through cash consideration of approximately $51 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $118 million and $46 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2023. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Measurement period adjustments were made during the year reducing goodwill by $3 million, primarily offset by increases in intangible assets as a result of updates of certain of the valuations. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s consolidated results of operations. Additionally, Bennamann's post-acquisition results were not material.
On March 13, 2023, CNH purchased Augmenta. The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $80 million and a deferred payment of $10 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2023. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Measurement period adjustments were recorded during the year reducing goodwill by $14 million primarily offset by increases in intangible assets as a result of updates of certain of the valuations. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s consolidated results of operations. Additionally, Augmenta's post-acquisition results were not material.
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
Revenue Recognition
Revenue is recognized when control of the equipment, services or parts has been transferred and the Company’s performance obligations to the customers have been satisfied. Revenue is measured as the amount of consideration the Company is entitled to receive in exchange for transferring goods or providing services.
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
Sales of goods
The Company has determined that the customers from the sale of equipment and parts are dealers, distributors, public entities and retail customers.
The Company recognizes revenue at a point in time when control has transferred to the customer at a sales price that the Company is entitled to receive. In most of the jurisdictions where the Company operates, and subject to specific exceptions, transfer of control occurs upon shipment. We have elected to recognize at the time of sale costs for shipping and handling activities that occur after control has transferred. These expenses are presented in Cost of Goods Sold.
For all sales, no uncertainty exists surrounding the purchaser’s obligation to pay for equipment and parts. Fixed payment schedules exist for all sales, but payment terms vary by geographic market and product line. See Note 4: Receivables for information about financing payment terms. The Company records an appropriate allowance for credit losses.

The cost of incentives, if any, are estimated at the inception of a contract at the amount that is expected to be paid and is recognized as a reduction to revenue at the time of the sale. If an equipment contract transaction has multiple performance obligations, the cost of incentives is allocated entirely to the equipment. If the estimate of the incentive changes following the sale to the customer, the change in estimate is recognized as an adjustment to revenue in the period of the change. CNH grants certain sales incentives to support sales of its products to retail customers. At the later of the time of sale or the time an incentive is announced to dealers, CNH records the estimated impact of sales allowances in the form of dealer and customer incentives as a reduction of revenue. Subsequent adjustments to sales incentive programs related to products previously sold are recognized as an adjustment to revenues in the period the adjustment is determinable. The determination of sales allowances requires management to make estimates based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
With reference to the sales to dealers accompanied by “floor plan” agreements under which the Company offers wholesale financing including “interest-free” financing for specified period of time (which also vary by geographic market and product line; see Note 4: Receivables for further information), two separate performance obligations exist. The first performance obligation consists of the sale of the equipment from Industrial Activities to the dealer. Concurrent with the sale of the equipment, Industrial Activities offers to the dealer wholesale financing through loans extended by Financial Services. Industrial Activities compensates Financial Services for the cost of the interest-free period. This cost has been determined to represent a cash sale incentive on the initial sale of the good, and therefore it is recognized upfront as a reduction of net sales of Industrial Activities. The second performance obligation consists of a credit facility extended by Financial Services to the dealer. The remuneration for this performance obligation is represented by the compensation received from Industrial Activities for the period of the interest-free financing and by the interest charged to dealer for the remaining period. This remuneration is recognized by Financial Services over the period of the outstanding exposure.
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
Furthermore, at the time of the initial sale, CNH recognizes a return asset for the right to recover the goods returned by the customer. This asset is initially measured at the former carrying amount of the inventory. At each reporting date, both the refund liability and the return asset are remeasured to record for any revisions to the expected level of returns, as well as any decreases in the value of the returned products.
Rendering of services
Revenues from services provided are primarily comprised of extended warranties and maintenance and repair services and are recognized over the contract period when the costs are incurred, that is when the claims are charged by the dealer. Amounts invoiced to customers for which CNH receives consideration before the performance is satisfied are recognized as contract liability. These services are either separately-priced or included in the selling price of the equipment. In the second case, revenue for the services is allocated based on the estimated stand-alone selling price. In the event that the costs expected to be incurred to satisfy the remaining performance obligations exceed the transaction price, an estimated contract loss is recognized.
Finance and interest income
Finance and interest income on receivables is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on loans is suspended when management determines that collection of future income is not probable or when an account becomes 90 days past due, whichever occurs earlier. Income accrual is resumed when and if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees.
Rents and other income on operating leases
Income from operating leases is recognized over the term of the lease on a straight-line basis.

Sales Allowances
CNH grants certain sales incentives to support sales of its products to retail customers. The expense for such incentive programs is recorded as a deduction in arriving at the net sales amount at the time of the sale of the product to the dealer. The expense for new programs is accrued at the inception of the program. The amounts of incentives to be paid are estimated based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
Warranty Costs
At the time a sale of equipment or parts is recognized, CNH records the estimated future base warranty costs for the product. CNH determines its total warranty liability by applying historical claims rate experience, while considering specific contractual terms, to the part of equipment that has been sold and is still under warranty. Campaigns are formal post-production modification programs approved by management. The liabilities for such programs are recognized when approved, based on an estimate of the total cost of the program.
Advertising
CNH expenses advertising costs as incurred. Advertising expenses totaled $148 million, $152 million and $110 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Government Grants
Government grants are recognized in the financial statements when there is reasonable assurance that the Company will comply with the conditions for receiving such grants and that the grants themselves will be received. Government grants are recognized as income over the periods necessary to match them with the related costs which they are intended to offset.
The benefit of a government loan at a below-market rate of interest is treated as a government grant. The benefit of the below-market rate of interest is measured as the difference between the initial carrying amount of the loan (fair value plus transaction costs) and the proceeds received and is accounted for in accordance with the policies already used for the recognition of government grants.
Foreign Currency
Certain of CNH’s non-U.S. subsidiaries and affiliates maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period. Gains and losses from foreign currency transactions are included in net income in the period during which they arise. Net foreign currency transaction gains and losses are reflected in “Other, net” in the accompanying consolidated statement of operations and also include the cost of hedging instruments. For the years ended December 31, 2023 and 2022 the Company recorded net gain of $10 million and net loss $185 million, respectively. For the year ended December 31, 2021 the Company recorded a net loss of $135 million. Included in the net losses in 2021 were charges of $47 million (inclusive of impact of discontinued operations) due to the devaluation of net monetary assets of Argentinian subsidiaries. There was no impact in 2023 and 2022 as the functional currency of the Argentinian subsidiary was changed to the US Dollar. As described in Note 15: Financial Instruments, the Company uses hedging instruments to mitigate foreign currency risk. Net of gains realized on foreign currency hedging instruments, the Company recorded losses of $119 million, $80 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short maturity of these investments.
Restricted Cash
Restricted cash includes principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs’ investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements. Restricted cash equivalents are highly liquid investments with an original maturity of one month or less.
Cash Flow Information
All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the consolidated statements of cash flows as these receivables arise from sales to CNH’s customers. Cash flows from financing receivables that are related to sales to CNH’s dealers are also included in operating activities. CNH’s financing of receivables related to equipment sold by dealers is included in investing activities.
CNH paid interest of $1,091 million, $718 million and $539 million for the years ended December 31, 2023, 2022 and 2021, respectively. For 2023, 2022 and 2021, the amount includes a charge of $— million, $— million and $8 million, respectively, in connection with the Company’s accelerated debt redemption strategy.
CNH paid taxes of $802 million, $717 million and $348 million in 2023, 2022 and 2021, respectively.
In 2023, Other non-cash items of $173 million primarily included share-based payments of $99 million and writedowns of financial assets of $80 million.
In 2022, Other non-cash items of $196 million primarily included share-based payments of $87 million and writedowns of financial assets of $77 million.
In 2021, Other non-cash items of $126 million primarily included share-based payments of $90 million and writedowns of financial assets of $34 million.
In 2023, Investing Activities - Other included cash paid for business acquisitions of $312 million. In 2022, Investing Activities - Other primarily consisted of change in intersegment receivable/payable (including with Iveco Group) less proceeds from the sale of the Raven EFD and Aerostar divisions and sale of certain real estate. In 2021, Investing Activities - Other included cash paid for the acquisition of Raven Industries Inc of $2.1 billion.
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
Allowance for Credit Losses
The allowance for credit losses is the Company’s estimate of the lifetime expected credit losses inherent in the trade receivables and financing receivables owned by the Company. Retail receivables primarily include retail notes and finance leases to end use customers and revolving charge accounts, which represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.
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
Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. Revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses when delinquency reaches 120 days.
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
Assets held under finance leases, for which the Company assumes substantially all the risks and rewards of ownership, are recognized as assets of the Company at the lower of fair value or present value of the minimum lease payments. The corresponding liability to the lessor is included in the financial statements as debt.
Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets as follows:

Category	Lives
Buildings and improvements	10 - 40 years
Plant, machinery and equipment	5 - 25 years
Other equipment	3 - 10 years
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
For all other leases, the right-of-use asset includes the amount of lease liability recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Correspondingly, the Company recognizes a lease liability, measured at the present value of lease payments to be made over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. The incremental borrowing rate is determined considering macro-economic factors such as the specific interest rate curve based on the relevant currency and term, as well as specific factors contributing to CNH’s credit spread. The Company primarily uses the incremental borrowing rate as the discount rate for its lease liabilities.
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
Equipment on Operating Leases
Financial Services purchases leases and equipment from CNH dealers and other independent third parties that have leased equipment to retail customers under operating leases. Financial Services’ investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on Financial Services’ future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs of the applicable equipment are the responsibility of the lessee.
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
Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in inventory at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated. Matured operating lease inventory is reported in "Other assets."
Goodwill and Other Intangibles
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually. At December 31, 2023 and 2022, the Company performed its annual impairment review and concluded there was no impairment to goodwill.
Other intangibles consist primarily of acquired dealer networks, trademarks, in-process research and development, product drawings, patents, and capitalized software. Other intangibles with indefinite lives principally consist of acquired trademarks which have no legal, regulatory, contractual, competitive, economic, or other factor that limits their useful life. Intangible assets with an indefinite useful life are not amortized. Other intangible assets with definite lives are being amortized on a straight-line basis over 5 to 25 years. Software costs capitalized by CNH primarily relate to cost incurred in the production of software to be embedded in our products. Capitalized software costs are included in Other intangible assets, net on our Consolidate Balance Sheets. Capitalization of costs begins when technological feasibility has been established and ends upon reaching commercialization. Amortization of the assets occurs on a straight-line basis over the assets useful life which is primarily 2 – 5 years.
Reference is made to “Note 9: Goodwill and Other Intangibles” for further information regarding goodwill and other intangible assets.
Impairment of Long-Lived Assets, Goodwill, and Other Intangible Assets
CNH evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset to be tested for possible impairment, CNH compares the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Income Taxes
The provision for income taxes is determined using the asset and liability method. CNH recognizes a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and tax contingencies estimated to be settled with taxing authorities within one year. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and tax attributes. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence.
Retirement and Post-employment Benefits
CNH sponsors numerous defined benefit and defined contribution pension plans, the assets of which are held in separate trustee-administered funds. The pension plans are funded by payments from CNH. The cost of providing defined benefit pension and other postretirement benefits is calculated based upon actuarial valuations. The liability for termination indemnities is accrued in accordance with labor legislation in each country where such benefits are required. CNH contributions to defined contribution plans are charged to the income statement during the period of the employee’s service.
Derivatives
CNH’s policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. CNH records derivative financial instruments in the consolidated balance sheets as either an asset or a liability measured at fair value. The fair value of CNH’s foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). The fair value of CNH’s interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the derivative financial instrument’s gain or loss is initially reported in other comprehensive income (loss) and is subsequently reclassified into income when the forecasted transaction affects income. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately in income.
For derivative financial instruments designated as hedges, CNH formally documents the hedging relationship to the hedged item and its risk management strategy. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. CNH assesses the effectiveness of its hedging instruments both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable of occurring, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.
Reference is made to “Note 15: Financial Instruments,” for further information regarding CNH’s use of derivative financial instruments.
Share-Based Compensation Plans
CNH recognizes all share-based compensation as an expense based on the fair value of each award on the grant date. CNH recognizes share-based compensation costs on a straight-line basis over the requisite service period for each separately vesting portion of an award.
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
Supplier Finance Programs Disclosures
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 and applied the guidance within ASU 2022-04 to its disclosures beginning January 1, 2023. As these amendments relate to disclosures only, there are no other impacts to the Company’s consolidated financial statements.
Under the supply chain finance programs, administered by third parties, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
As of December 31, 2023 and 2022, $148 million and $189 million, respectively, of obligations remain outstanding that we have confirmed as valid to the administrators of the supply chain finance programs. These balances are included within “Accounts payable” in our consolidated balance sheets and are reflected as cash flow from operating activities in our consolidated statements of cash flows when settled.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by Reference Rate Reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06"). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt ASU 2020-04 and ASU 2022-06 in the second quarter of 2023. The Company renegotiated its contract terms on its interest rate derivatives by changing the floating interest rate swap from LIBOR to overnight SOFR. The Company elected to make the change using the optional expedients under ASC 848, which allow the change in critical terms without de-designation and results in no change to the cumulative basis adjustment reflected in earnings. The elections did not have a material impact on our consolidated financial statements.
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
Improvements to reportable segment disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective date for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption to our reportable segment disclosures.
Improvements to income tax disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have to our income tax disclosures.

Note 3: Revenue
The following table summarize revenues for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions of dollars)	2023	2022	2021
Agriculture	$18,148	$17,969	$14,721
Construction	3,932	3,572	3,081
Eliminations and other	—	—	—
Total Industrial Activities	22,080	21,541	17,802
Financial Services	2,573	1,996	1,672
Eliminations and other	34	14	22
Total Revenues	$24,687	$23,551	$19,496
The following table disaggregates revenues by major source for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions of dollars)	2023	2022	2021
Revenues from:
Sales of goods	$22,036	$21,506	$17,783
Rendering of services and other revenues	44	35	19
Revenues from sales of goods and services	22,080	21,541	17,802
Finance and interest income	1,882	1,169	912
Rents and other income on operating lease	725	841	782
Finance, interest and other income	2,607	2,010	1,694
Total Revenues	$24,687	$23,551	$19,496
Contract liabilities recorded in Other liabilities were $50 million, $33 million and $20 million at December 31, 2023, 2022 and 2021, respectively. Contract liabilities primarily relate to extended warranties. During the year ended December 31, 2023, 2022 and 2021, revenues included $11 million, $6 million and $1 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $48 million (approximately $33 million at December 31, 2022). CNH expects to recognize revenue on approximately 32% and 95% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 30% and 91% as of December 31, 2022, respectively).

Note 4: Receivables
Trade Receivables, net
As of December 31, 2023 and 2022, the Company had trade receivables of $133 million and $172 million, respectively. Trade receivables are shown net of allowances for credit losses of $24 million and $23 million at December 31, 2023 and 2022 respectively. Trade accounts have significant concentrations of credit risk in the Agriculture and Construction segments. There is not a disproportionate concentration of credit risk in any geographic region.
The Industrial Activities businesses sell a significant portion of their trade receivables to Financial Services and provide compensation to Financial Services at approximate market interest rates.

Financing Receivables, net
A summary of financing receivables included in the consolidated balance sheets as of December 31, 2023 and 2022 is as follows:

(in millions of dollars)	2023	2022
Retail	$13,868	$11,446
Wholesale	10,334	7,785
Other	47	29
Total	$24,249	$19,260
CNH provides and administers retail note and lease financing, as well as revolving charge account financing, to end use customers for the purchase of new and used equipment and components sold by its dealer network. The terms of retail notes and finance leases generally range from two to seven years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered on behalf of and sustained by Industrial Activities. Revolving charge accounts are generally accompanied by higher interest rates than the Company’s other retail financing products, require minimum monthly payments, and do not have pre-determined maturity dates.
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, from the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have “interest-free” periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale by the dealer of the underlying equipment. For the “interest-free” period, Financial Services is compensated by Industrial Activities based on market interest rates. After the expiration of any “interest-free” period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The “interest-free” periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2023, 2022 or 2021 relating to the termination of dealer contracts.
Maturities of financing receivables as of December 31, 2023 are as follows:

(in millions of dollars)	Amount
2024	$14,852
2025	3,363
2026	2,657
2027	1,900
2028	1,086
2029 and thereafter	391
Total	$24,249
It has been the Company’s experience that substantial portions of retail receivables, which include retail notes and finance leases, are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Financing receivables have significant concentrations of credit risk in the agriculture and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company typically retains, as collateral, a security interest in the equipment associated with retail and wholesale receivables, while revolving charge accounts are generally not related to or secured by an identified piece of equipment.
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
The Company may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to the Company, although the Company provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivable for which there is a breach of the representations and warranties. Moreover, the Company does not guarantee any security issued by the trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup-call option by the Company, in its role as servicer.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At December 31, 2023 and 2022, the carrying amount of such restricted receivables included in financing receivables are the following:

(in millions of dollars)	2023	2022
Retail	$7,707	$6,766
Wholesale	6,381	4,582
Total	$14,088	$11,348
Allowance for Credit Losses
CNH's allowance for credit losses is segregated into two portfolio products: retail and wholesale. A portfolio product is the level at which CNH develops a systematic methodology for determining its allowance for credit losses. Further, the class of receivables by which CNH evaluates its portfolio products is by geographic region. Typically, CNH's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. The classes align with management reporting.
Allowance for credit losses activity for the year ended December 31, 2023 is as follows:

(in millions of dollars)	Retail	Wholesale
Opening balance	$270	$64
Provision	86	(6)
Charge-offs	(42)	(5)
Recoveries	4	—
Foreign currency translation and other	(8)	—
Ending balance	$310	$53
At December 31, 2023, the allowance for credit losses included an increase in reserves due to reserve needs primarily in South America, partially offset by a decrease in reserves of $15 million due to the sale of CNH Capital Russia. CNH will update the macroeconomic factors and qualitative factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses activity for the year ended December 31, 2022 is as follows:

(in millions of dollars)	Retail	Wholesale
Opening Balance	$220	$65
Provision	59	7
Charge-offs, net of recoveries	(17)	(7)
Foreign currency translation and other	8	(1)
Ending balance	$270	$64

At December 31, 2022, the allowance for credit losses included increases in reserves due to growth in the retail portfolio and additionally included $15 million for domestic Russian receivables, $9 million for the addition of revolving charge accounts in North America and $7 million in China related to Construction. CNH will update the macroeconomic factors and qualitative factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

(in millions of dollars)	Retail	Wholesale
Opening balance	$231	$62
Provision	22	6
Charge-offs, net of recoveries	(22)	1
Foreign currency translation and other	(11)	(4)
Ending balance	$220	$65
At December 31, 2021, the allowance for credit losses included a reduction in retail reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the year ended December 31, 2023.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables by vintage as of December 31, 2023 is as follows:

(in millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2023					$3,976	$4	$3,980	$1
2022					2,133	4	2,137	10
2021					1,323	3	1,326	4
2020					561	2	563	3
2019					208	1	209	3
Prior to 2019					66	1	67	3
Total	44	3	47	8,220	8,267	15	8,282	24
South America
2023					1,986	9	1,995	—
2022					955	32	987	—
2021					573	13	586	2
2020					294	4	298	7
2019					123	2	125	1
Prior to 2019					107	1	108	1
Total	22	—	22	4,016	4,038	61	4,099	11
Asia Pacific
2023					609	—	609	—
2022					453	1	454	1
2021					255	1	256	1
2020					115	1	116	2
2019					31	1	32	2
Prior to 2019					3	—	3	1
Total	5	6	11	1,455	1,466	4	1,470	7
Europe, Middle East, Africa	—	—	—	6	6	11	17	—
Total Retail	$71	$9	$80	$13,697	$13,777	$91	$13,868	$42
Wholesale
North America	$—	$—	$—	$5,154	$5,154	$—	$5,154	$—
South America	—	—	—	1,404	1,404	2	1,406	4
Asia Pacific	4	2	6	870	876	—	876	1
Europe, Middle East, Africa	5	—	5	2,893	2,898	—	2,898	—
Total Wholesale	$9	$2	$11	$10,321	$10,332	$2	$10,334	$5

The aging of financing receivables by vintage as of December 31, 2022 is as follows:

(in millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total
Retail
North America
2022					$3,558	$—	$3,558
2021					2,035	1	2,036
2020					994	—	994
2019					472	—	472
2018					225	—	225
Prior to 2018					65	—	65
Total	42	16	58	7,291	7,349	1	7,350
South America
2022					1,179	2	1,181
2021					725	3	728
2020					408	2	410
2019					207	1	208
2018					116	—	116
Prior to 2018					95	—	95
Total	12	—	12	2,718	2,730	8	2,738
Asia Pacific
2022					601	—	601
2021					400	1	401
2020					220	1	221
2019					84	—	84
2018					35	—	35
Prior to 2018					3	—	3
Total	8	8	16	1,327	1,343	2	1,345
Europe, Middle East, Africa	—	—	—	2	2	11	13
Total Retail	$62	$24	$86	$11,338	$11,424	$22	$11,446
Wholesale
North America	$—	$—	$—	$3,378	$3,378	$—	$3,378
South America	—	—	—	1,416	1,416	—	1,416
Asia Pacific	—	—	—	494	494	—	494
Europe, Middle East, Africa	7	2	9	2,488	2,497	—	2,497
Total Wholesale	$7	$2	$9	$7,776	$7,785	$—	$7,785
Troubled Debt Restructurings
A restructuring of a receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. As a collateral based lender, CNH typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.
As of December 31, 2023 and 2022, CNH's TDRs for retail and wholesale receivables were immaterial.

Note 5: Inventories
Inventories (stated at the lower of cost or market, cost being determined on a FIFO basis) as of December 31, 2023 and 2022 consist of the following:

(in millions of dollars)	2023	2022
Raw materials	$1,891	$1,955
Work-in-process	443	471
Finished goods	3,211	2,385
Total Inventories	$5,545	$4,811
Note 6: Property, Plant and Equipment
A summary of property, plant and equipment as of December 31, 2023 and 2022 is as follows:

(in millions of dollars)	2023	2022
Land and industrial buildings	$1,896	$1,807
Plant, machinery and equipment	3,641	3,293
Construction in progress	276	194
Other	423	364
Gross property, plant and equipment	6,236	5,658
Accumulated depreciation	(4,323)	(4,126)
Net property, plant and equipment	$1,913	$1,532
Property, plant and equipment recorded under capital leases were immaterial as of December 31, 2023 and 2022.
Depreciation expense on the above property, plant and equipment totaled $213 million, $198 million and $210 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company had contractual commitments of $207 million and $77 million for the acquisition of property, plant and equipment at December 31, 2023 and 2022, respectively.
Note 7: Investments in Unconsolidated Subsidiaries and Affiliates
A summary of investments in unconsolidated subsidiaries and affiliates as of December 31, 2023 and 2022 is as follows:

(in millions of dollars)	2023	2022
Equity method	$509	$331
Other investments, at carrying value	54	54
Total	$563	$385

A summary of the combined results of operations and financial position as reported by the investees that CNH accounts for using the equity method is as follows (unaudited):

	Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Net revenue	$2,748	$2,096	$1,996
Income before taxes	$888	$348	$332
Net income	$733	$280	$247

	As of December 31,
(in millions of dollars)	2023	2022
Total assets	$7,792	$7,290
Total liabilities	$6,347	$6,376
Total equity	$1,445	$914

The investees included in these tables primarily consists of Al Ghazi Tractors Ltd. (43.2% ownership), Turk Traktor re Ziraat Makineteri A.S. (37.5% ownership), New Holland HFT Japan Inc. (50.0% ownership), CNH de Mexico S.A. de C.V. (50.0% ownership), CIFINS S.p.a (50.0% ownership) and CNH Industrial Capital Europe S.a.S (24.9% ownership owned directly by CIFINS S.p.a).
Note 8: Leases
Lessee
The Company has operating lease contracts mainly for buildings, plant and machinery, vehicles, IT equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For the leases the Company recognized, on a straight-line basis over the lease term, the Company incurred lease expense of $10 million and $13 million for the year ended December 31, 2023 and 2022, respectively.
For the year ended December 31, 2023 and 2022, the Company incurred operating lease expenses of $93 million and $74 million, respectively.
At December 31, 2023 and 2022, the Company recorded approximately $297 million and $225 million of a right-of-use asset, respectively, and $300 million and $228 million of lease liability included in Other assets and Other liabilities, respectively. At December 31, 2023 and 2022 the weighted-average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted-average discount rate for operating leases were 5.6 years and 4.4%, and 5.9 years and 3.8%, respectively.
During the year ended December 31, 2023 and 2022, leased assets obtained in exchange for operating lease obligations were $153 million and $114 million, respectively. During the year ended December 31, 2023 and 2022, operating cash outflow for amounts included in the measurement of operating lease obligations was $90 million and $73 million, respectively.
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

(in millions of dollars)	Operating Leases
2024	$86
2025	68
2026	53
2027	41
2028	30
2029 and thereafter	73
Total future minimum lease payments	351
Less: Interest	51
Total	$300

Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components are accounted for separately.
A summary of equipment on operating leases as of December 31, 2023, and 2022 is as follows:

(in millions of dollars)	2023	2022
Equipment on operating leases	$1,784	$1,894
Accumulated depreciation	(367)	(392)
Net equipment on operating leases	$1,417	$1,502
Depreciation expense on equipment on operating leases is recorded in "Other, net" and amounted to $187 million, $207 million and $241 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table sets out a maturity analysis of operating lease payments, showing the undiscounted lease payments to be received after the reporting date:

(in millions of dollars)	Amount
2024	$204
2025	142
2026	78
2027	31
2028	10
2029 and thereafter	—
Total undiscounted lease payments	$465
Note 9: Goodwill and Other Intangibles
Changes in the carrying amount of goodwill, for the years ended December 31, 2023 and 2022 are as follows:

(in millions of dollars)	Agriculture	Construction	Financial Services	Total
Balance at January 1, 2022	$3,020	$49	$141	$3,210
Foreign currency translation and other	68	(3)	(1)	64
Acquisitions	48	—	—	48
Balance at December 31, 2022	3,136	46	140	3,322
Foreign currency translation and other	2	1	1	4
Acquisitions	288	—	—	288
Balance at December 31, 2023	$3,426	$47	$141	$3,614
During 2023, the acquisitions of Augmenta, Bennamann and Hemisphere led to an increase in goodwill for Agriculture of $76 million, $118 million and $111 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. During fiscal year 2023, measurement period adjustments were recorded reducing goodwill by $14 million and $3 million for Augmenta and Bennamann, respectively. The valuations of assets acquired and liabilities assumed have not yet been finalized as of December 31, 2023. Thus, goodwill associated with the acquisitions is subject to adjustment during the measurement period.
Impairment testing for goodwill is done at a reporting unit level. Under the goodwill impairment test, CNH’s estimate of the fair value of the reporting unit is compared with its carrying value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. CNH has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurs. At December 31, 2023, the Company completed its annual impairment assessment and concluded there were no impairments to goodwill for any of the reporting units. As of December 31, 2023 the estimated fair values of all reporting units with goodwill exceeded the carrying value by more than 40%. Accordingly, management determined that none of the reporting units were at higher risk for impairment at December 31, 2023.
As of December 31, 2023, and December 31, 2022, the Company’s other intangible assets and related accumulated amortization consisted of the following:

		2023			2022
(in millions of dollars)	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$246	$223	$23	$291	$242	$49
Patents, concessions, licenses and other	5-25	928	523	405	787	470	317
Capitalized software	2-5	1,070	810	260	890	683	207
		2,244	1,556	688	1,968	1,395	573
Other intangible assets not subject to amortization:
In-process research and development		213	—	213	165	—	165
Software in-progress		119	—	119	119	—	119
Trademarks		272	—	272	272	—	272
Total other intangible assets		$2,848	$1,556	$1,292	$2,524	$1,395	$1,129
During 2023, the Company’s acquisitions lead to an increase in intangible assets of $35 million, $46 million and $51 million for Augmenta, Bennamann and Hemisphere, respectively. The recorded intangibles comprised for developed technology, in-process R&D, and customer relationships. Measurement period adjustments were recorded in the second and third quarters increasing intangible assets by $12 million and $5 million for Augmenta and Bennamann, respectively. The valuation of assets acquired and liabilities assumed has not been finalized as of December 31, 2023. The intangible assets associated with the acquisitions are subject to adjustment during the measurement period.
CNH recorded amortization expense of $164 million, $130 million and $85 million during 2023, 2022 and 2021, respectively.
Based on the current amount of other intangible assets subject to amortization, the estimated annual amortization expense for each of the succeeding 5 years is expected to be as follows: $162 million in 2024; $113 million in 2025; $87 million in 2026; $73 million in 2027 and $51 million in 2028.
Note 10: Debt
Credit Facilities
Lenders of committed credit facilities have the obligation to make advances up to the facility amount. Lenders of uncommitted facilities have the right to terminate the agreement with prior notice to CNH. At December 31, 2023, CNH’s available committed unsecured facilities expiring after twelve months amounted to $5.9 billion ($5.1 billion at December 31, 2022).
In March 2019, CNH signed a five-year committed revolving credit facility for €4 billion ($4.5 billion at March 31, 2019 exchange rate) due to mature in 2024 with two extension options of 1-year each, exercisable on the first and second anniversary of the signing date. CNH exercised the first of the two extension options as of February 28, 2020 and the second extension option as of February 26, 2021. The facility is now due to mature in March 2026 for €3,950.5 million; €49.5 million within the facility will mature in March 2025. The credit facility replaced the existing five-year €1.75 billion credit facility due to mature in 2021. The €4 billion facility is guaranteed by the parent company with cross-guarantees from each of the borrowers (i.e., CNH Industrial Finance S.p.A., CNH Industrial Finance Europe S.A. and CNH Industrial Finance North America Inc.), includes typical provisions for contracts of this type and size, such as: customary covenants mainly relating to Industrial Activities including negative pledge, a status (or pari passu) covenant, restrictions on the incurrence of indebtedness by certain subsidiaries, customary events of default (some of which are subject to minimum thresholds and customary mitigants) including cross-default, failure to pay amounts due or to comply with certain provisions under the loan agreement, the occurrence of certain bankruptcy-related events and mandatory prepayment obligations upon a change in control of CNH or the borrower and a financial covenant (Net debt/EBITDA ratio relating to Industrial Activities) that is not applicable with the current ratings levels. The failure to comply with these provisions, in certain cases if not suitably remedied, can lead to the requirement to make early repayment of the outstanding advances. At December 31, 2023, the Company was in compliance with all covenants in the revolving credit facility.
At December 31, 2023, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($2.9 billion at December 31, 2022), of which $3.7 billion at December 31, 2023 ($2.1 billion at December 31, 2022) were utilized.
CNH entered into an 18-month committed unsecured credit facility on December 19, 2023, was undrawn at December 31, 2023 and was fully drawn on January 12, 2024.
Debt
A summary of issued bonds outstanding as of December 31, 2023, is as follows:

(in millions of dollars, except percentages)	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities

Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	$750	0.000%	April 1, 2024	$829
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	718
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	111
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	553
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	663
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	55
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	553
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	55
Other Bonds:
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(51)
Total Industrial Activities					$3,986
Financial Services
CNH Industrial Capital LLC	USD	$500	4.200%	January 15, 2024	$500
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital Australia Pty Ltd.	AUD	425	1.750% 5.800%	2024/2026	289
CNH Industrial Capital Canada Ltd.	CAD	300	1.500%	October 1, 2024	226
CNH Industrial Capital Canada Ltd.	CAD	400	5.500%	August 11, 2026	302
CNH Industrial Capital Argentina S.A.	USD	59	0.000%	2025/2025	59
Banco CNH Industrial Capital S.A.	BRL	3,547	12.600% 13.440%	2024/2028	732
Hedging effects, bond premium/discount, and unamortized issuance costs					(38)
Total Financial Services					$5,170
(1) Bond listed on the Irish Stock Exchange
(2) Bond listed on the New York Stock Exchange

A summary of total debt as of December 31, 2023 and 2022, is as follows:

	2023			2022
(in millions of dollars)	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$3,986	$5,170	$9,156	$4,836	$4,046	$8,882
Asset-backed debt	—	11,716	11,716	—	9,751	9,751
Other debt	146	6,308	6,454	73	4,256	4,329
Intersegment debt	301	527	—	63	888	—
Total Debt	4,433	23,721	27,326	4,972	18,941	22,962
Financial payables to Iveco Group N.V.	6	140	146	5	151	156
Total Debt (including Financial payables to Iveco Group N.V.)	$4,439	$23,861	$27,472	$4,977	$19,092	$23,118
The weighted-average interest rate on consolidated debt at December 31, 2023, and 2022 was 5.3% and 3.5%, respectively.
In April 2022, Banco CNH Industrial Capital S.A. issued BRL600 million of notes in two tranches: BRL 177 million at CDI + 0.900%, due in 2024 and BRL 423 million at CDI +1.100%, due in 2025.
In May 2022, Banco CNH Industrial Capital S.A. issued BRL 350 million of notes at CDI +1.100%, due in 2025, through a private placement.
In May 2022, CNH Industrial Capital LLC issued USD 500 million of 3.950% notes due in 2025 at an issue price of 99.469% of their principal amount.
In September 2022, Banco CNH Industrial Capital S.A. issued BRL 700 million of notes in three tranches: BRL 268 million at CDI + 0.900%, due in 2024; BRL 193 million at CDI +1.050%, due in 2025; and BRL 239 million at CDI +1.300%, due in 2026.
In October 2022, CNH Industrial Capital LLC issued USD 400 million of 5.450% notes due in 2025 at an issue price of 99.349% of their principal amount.
In October 2022, CNH Industrial Capital Argentina issued USD 23 million of 0.000% notes due in 2025. This was a voluntary exchange offer for the outstanding USD-linked Series 1 notes issued in 2020 due August 2023.
In November 2022, Banco CNH Industrial Capital S.A. issued BRL 22 million of notes at CDI + 1.050%, due in 2025, through a private placement.
In December 2022, Banco CNH Industrial Capital S.A. issued BRL 190 million of notes at CDI + 0.850%, due in 2024, through a private placement.
In April 2023, CNH Industrial Capital LLC issued USD 600 million of 4.550% notes due 2028, with an issue price of 98.857% of their principal amount.
In May 2023, CNH Industrial Capital Argentina issued USD 36.4 million of 0.000% notes due in 2025 at an issue price of 124.000% of their principal amount.
In May 2023, Banco CNH Industrial Capital S.A. issued BRL 500 million of notes in two tranches: BRL 400 million at CDI + 1.400%, due in 2025 and BRL 100 million at CDI +1.600%, due in 2026.
In July 2023, CNH Industrial Capital Australia Pty. Limited issued AUD 175 million of 5.800% notes due in 2026 at an issue price of 99.715% of their principal amount.
In August 2023, CNH Industrial Capital Canada Ltd. issued CAD 400 million of 5.500% notes due in 2026, with an issue price of 99.883% of their principal amount.
In September 2023, CNH Industrial Capital LLC issued USD 500 million of 5.500% notes due in 2029 at an issue price of 99.399% of their principal amount.
In October 2023, Banco CNH Industrial Capital S.A. issued BRL 600 million of notes in three tranches: BRL 312.1 million at CDI + 0.900%, due in 2025, BRL 172.4 million at CDI + 1.000%, due in 2026 and BRL 115.5 million at CDI +1.300%, due in 2027.
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

On November 30, 2023, Standard & Poor's ("S&P") Global Ratings raised its long-term issuer credit ratings on CNH Industrial N.V. and its subsidiary, CNH Industrial Capital LLC, to 'BBB+' from 'BBB'. S&P Global Ratings also affirmed the 'A-2' short-term issuer credit rating. Additionally, S&P Global Ratings raised the issue-level ratings on CNH Industrial N.V. and its industrial subsidiaries' debt, as well as the issue-level ratings on CNH Industrial Capital LLC's senior unsecured debt, to 'BBB+' from 'BBB'. The outlook is stable.
The bonds issued by CNH may contain commitments of the issuer, and in certain cases commitments of CNH Industrial N.V. in its capacity as guarantor, which are typical of international practice for bond issues of this type such as, in particular, negative pledge (in relation to quoted indebtedness), a status (or pari passu) covenant and cross default clauses. A breach of these commitments can lead to the early repayment of the applicable notes. The bonds guaranteed by CNH Industrial N.V. under the Euro Medium Term Note Programme (and its predecessor the Global Medium Term Note Programme), as well as the notes issued by CNH Industrial N.V., contain clauses which could lead to early repayment if there is a change of control of CNH Industrial N.V. leading to a rating downgrading of CNH Industrial N.V.
Other debt consists primarily of borrowings from banks which are at various terms and rates. Included in Other debt of Financial Services is approximately $1.5 billion and $1.2 billion at December 31, 2023 and 2022, respectively, of funding provided by the Brazilian development agency, Banco Nacional de Desenvolvimento Econômico e Social (BNDES). The program provides subsidized funding to financial institutions to be loaned to customers to support the purchase of agricultural or construction machinery or commercial equipment in accordance with the program.
A summary of the minimum annual repayments of debt as of December 31, 2023 and thereafter is as follows:

(in millions of dollars)	Industrial Activities	Financial Services	Consolidated
2024	$952	$10,525	$11,477
2025	831	5,245	6,076
2026	553	3,525	4,078
2027	1,133	1,206	2,339
2028	55	1,521	1,576
2029 and thereafter	608	1,172	1,780
Financial payables to Iveco Group N.V.	6	140	146
Intersegment	301	527	—
Total	$4,439	$23,861	$27,472
Please refer to “Note 15: Financial Instruments” for fair value information on debt.
Note 11: Income Taxes
CNH Industrial N.V. and its subsidiaries have substantial worldwide operations and incur tax obligations in the jurisdictions in which they operate. The Company’s provision for income taxes as reported in its consolidated statements of operations for the year ended December 31, 2023 of $594 million consists almost entirely of income taxes related to subsidiaries of CNH Industrial N.V.
The sources of income before taxes and equity in income of unconsolidated subsidiaries and affiliates for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in millions of dollars)	2023	2022	2021
Parent country source	$(48)	$143	$161
Foreign sources	2,751	2,539	1,778
Income (loss) of Consolidated Group before Income Taxes	$2,703	$2,682	$1,939

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

(in millions of dollars)	2023	2022	2021
Current income taxes	$1,118	$819	$498
Deferred income taxes	(524)	(72)	(269)
Total income tax provision (benefit)	$594	$747	$229

CNH Industrial N.V. is incorporated in the Netherlands but is a tax resident of the United Kingdom ("U.K."). The reconciliation of the differences between the provision for income taxes and the statutory rate is presented based on the weighted average of the U.K. statutory corporation tax rates in force over each of the Company’s calendar year reporting periods; specifically, the tax rate of 23.5% 19.0% and 19.0% for the years ended December 31, 2023, 2022 and 2021, respectively. Reconciliations of CNH’s income tax expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in millions of dollars)	2023	2022	2021
Tax provision at the parent statutory rate	$635	$510	$368
Foreign income taxed at different rates	73	243	136
Change in valuation allowance	(117)	(70)	(207)
Tax contingencies	66	58	(18)
Tax credits and incentives	(136)	(54)	(79)
Change in tax rate or law	—	—	(5)
Other	73	60	34
Total income tax provision (benefit)	$594	$747	$229
The decreased tax expense in 2023, as compared to 2022, was largely attributable to the recognition of $99 million of previously unrecognized deferred tax assets in the United Kingdom, lower profitability in high-tax jurisdictions as a percent of total profit, higher credits and incentives, and the tax benefit related to the sale of CNH Industrial Russia, offset by increases in the tax rate due to the tax impact from the Argentina highly inflationary economy and discrete tax expense associated with prior periods.
The higher tax expense in 2022, as compared to 2021, was driven by increased profitability in high-tax jurisdictions as a percent of total profit, taxes associated with the disposition of Raven’s Engineered Films Division and Raven’s Aerostar Division, additional reserves for uncertain tax positions, and the tax impacts associated with Argentina's highly inflationary economy. The 2022 tax rate was reduced by the recognition of $55 million of previously unrecognized deferred tax assets in Italy. The 2021 tax rate was reduced by the recognition of $161 million of previously unrecognized deferred tax assets in Brazil. The 2021 rate was also reduced by a reduction in reserves for uncertain tax positions and the utilization of unrecognized deferred tax assets.
At December 31, 2023, undistributed earnings in certain subsidiaries outside the U.K. totaled approximately $2 billion for which no deferred tax liability has been recorded because the remittance of earnings from those jurisdictions would incur no tax, or because such earnings are indefinitely reinvested. The Company has determined the amount of unrecognized deferred tax liability relating to the $2 billion of undistributed earnings was approximately $206 million and was attributable to withholding taxes and incremental local country income taxes in certain jurisdictions. Further, the Company evaluated the undistributed earnings from joint ventures in which it owned 50% or less and recorded $13 million of deferred tax liabilities as of December 31, 2023. The repatriation of undistributed earnings from subsidiaries to the U.K. is generally exempt from U.K. income taxes and as such there is no deferred tax liability associated with undistributed earnings from non-UK jurisdictions.

Deferred Income Tax Assets and Liabilities
The components of net deferred tax assets as of December 31, 2023 and 2022 are as follows:

(in millions of dollars)	2023	2022
Deferred tax assets:
Warranty and campaigns	$94	$86
Allowance for credit losses	137	108
Marketing and sales incentive programs	551	359
Other risk and future charges reserve	57	40
Pension, postretirement and postemployment benefits	104	87
Leasing liabilities	69	55
Research and development costs	234	139
Other reserves	267	251
Tax credits and loss carry forwards	262	266
Less: Valuation allowances	(207)	(343)
Total deferred tax assets	1,568	1,048
Deferred tax liabilities:
Property, plant and equipment	380	370
Intangibles	192	180
Inventories	25	70
Other	27	80
Total deferred tax liabilities	624	700
Net deferred tax assets	$944	$348
Net deferred tax assets are reflected in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 as follows:

(in millions of dollars)	2023	2022
Deferred tax assets	$979	$433
Deferred tax liabilities	(35)	(85)
Net deferred tax assets	$944	$348
Valuation Allowances
As of December 31, 2023, the Company has valuation allowances of $207 million against certain deferred tax assets, including tax loss carry forwards, tax credits and other deferred tax assets. These valuation allowances are primarily attributable to certain operations in China, Germany, and the U.K.
CNH has gross tax loss carry forwards in several tax jurisdictions. These tax losses expire as follows: $23 million in 2024; $24 million in 2025; $4 million in 2026; $15 million in 2027; $266 million in 2028 and beyond. CNH also has tax loss carry forwards of approximately $672 million with indefinite lives. CNH has tax credit carry forwards of $45 million of which $5 million will expire in 2026, $3 million will expire in 2027, and $37 million will expire in 2028 and beyond.
Uncertain Tax Positions
The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The Company has open tax years from 2006 to 2023. Due to the global nature of the Company’s business, transfer pricing disputes may arise, and the Company may seek correlative relief through the competent authority processes. The Company has considered the possibility of correlative relief when booking contingencies related to transfer pricing. The lapsing of statutes, closure of currently on-going audits, or initiation of new audits in the next 12 months is not expected to have a material adverse effect on the Company's financial positions or results of operations.

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

(in millions of dollars)	2023	2022
Balance, beginning of year	$162	$143
Additions based on tax positions related to the current year	52	16
Additions for tax positions of prior years	63	35
Reductions for tax positions of prior years	(35)	(16)
Reductions for tax positions as a result of lapse of statute	—	(2)
Settlements	(8)	(14)
Balance, end of year	$234	$162
As of December 31, 2023, there are $234 million of unrecognized tax benefits before consideration of interest, penalties and correlative benefits, and $246 million of unrecognized tax benefits after consideration of interest and penalties and correlative benefits that if recognized would affect the effective tax rate.
The Company recognizes interest and penalties accrued related to tax contingencies as part of the income tax provision. During the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of approximately $7 million, $6 million and $(2) million for income tax related interest and penalties, respectively. The Company had approximately $25 million, $19 million and $13 million of income tax related interest and penalties accrued at December 31, 2023, 2022 and 2021, respectively.
Note 12: Employee Benefit Plans and Postretirement Benefits
CNH provides pension, healthcare and insurance plans and other postemployment benefits to their employees and retirees under defined contribution and defined benefit plans.
In the case of defined contribution plans, CNH makes contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been made, the Company has no further payment obligations. CNH recognizes the contribution cost when the employees have rendered their service and includes this cost by function in cost of goods sold, SG&A expense, and R&D expense. During the years ended December 31, 2023, 2022 and 2021, CNH recorded expense of $145 million, $115 million and $97 million, respectively, for its defined contribution plans.
Defined benefit plans are classified by CNH on the basis of the type of benefit provided as follows: pension plans, healthcare plans, and other postemployment benefit plans.
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
Healthcare Postretirement Benefit Plans
Healthcare postretirement benefit plan obligations comprise obligations for healthcare and insurance plans granted to employees working in the U.S. and Canada. These plans generally cover employees retiring on or after reaching the age of 55 who have completed at least 10 years of employment. CNH U.S. salaried and non-represented hourly employees and Canadian employees hired after January 1, 2001 and January 1, 2002, respectively, are not eligible for postretirement healthcare and life insurance benefits under the CNH plans. These benefits may be subject to deductibles, co-payment provisions and other limitations, and CNH has reserved the right to change or terminate these benefits, subject to the provisions of any collective bargaining agreement. These plans are not required to be funded. However, beginning in 2007, the Company began making contributions on a voluntary basis to a separate and independently managed fund established to finance the North American healthcare plans.
On February 20, 2018, CNH announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented CNH retirees. On April 16, 2018, CNH announced its determination to modify the Benefits provided to the applicable retirees (“Benefits Modification”) to make them consistent with the Benefits provided to current eligible CNH retirees who had been represented by the UAW. The Benefits Modification resulted in a reduction of the plan liability by $527 million. This amount was amortized from OCI to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. The amount was completely amortized as of December

31, 2022. For the years ended December 31, 2022, and 2021, $90 million and $119 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability by $100 million. This amount will be amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the year ended December 31, 2023, 2022 and 2021, $24 million, $24 million and $6 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
Effective January 1, 2022, post-retirement medical coverage for certain U.S. employees who retired prior to December 2004 was transitioned to an individual marketplace. In August 2022, the Company settled the benefits obligation related to RHRA benefits for this group. In connection with this transaction, $27 million of plan obligations and plan assets were transferred. The Company recognized a $3 million pre-tax non-cash settlement charge, primarily related to the accelerated recognition of actuarial losses.
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
Obligations and Funded Status
The following summarizes data from CNH’s defined benefit pension, healthcare and other postemployment plans for the years ended December 31, 2023 and 2022:

	Pension		Healthcare (1)		Other (1)
(in millions of dollars)	2023	2022	2023	2022	2023	2022
Change in benefit obligations:
Beginning benefit obligation	$1,175	$1,843	$181	$281	$89	$113
Service cost	9	11	3	4	5	5
Interest cost	54	27	9	6	4	1
Plan participants’ contributions	1	1	4	4	—	—
Actuarial loss (gain)	53	(476)	10	(52)	5	(15)
Gross benefits paid	(80)	(77)	(29)	(28)	(7)	(7)
Plan amendments	4	—	1	(6)	—	—
Currency translation adjustments and other (2)	58	(154)	—	(28)	4	(8)
Ending benefit obligation	1,274	1,175	179	181	100	89
Change in the fair value of plan assets:
Beginning plan assets	979	1,474	58	130	—	—
Actual return on plan assets	51	(357)	6	(21)	—	—
Employer contributions	41	46	—	—	—	—
Plan participants’ contributions	1	1	—	—	—	—
Gross benefits paid	(68)	(65)	(6)	(9)	—	—
Currency translation adjustments and other (2)	45	(120)	—	(42)	—	—
Ending plan assets	1,049	979	58	58	—	—
Funded status:	$(225)	$(196)	$(121)	$(123)	$(100)	$(89)
(1)The healthcare and other postemployment plans are not required to be prefunded.
(2)Includes the impact of the transfer of the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans through group annuity contract purchases in 2022.

The following summarizes data from CNH’s defined benefit pension plans by significant geographical area for the years ended December 31, 2023 and 2022:

	U.S.		U.K.		Germany (1)		Other Countries (1)
(in millions of dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Change in benefit obligations:
Beginning benefit obligation	$128	$174	$770	$1,288	$108	$157	$169	$224
Service cost	2	3	—	—	—	—	7	8
Interest cost	7	5	38	20	4	1	5	1
Plan participants’ contributions	—	—	—	—	—	—	1	1
Actuarial loss (gain)	7	(51)	17	(360)	12	(29)	17	(36)
Gross benefits paid	(5)	(3)	(48)	(48)	(11)	(11)	(16)	(15)
Plan amendments	—	—	4	—	—	—	—	—
Currency translation adjustments and other (2)	—	—	44	(130)	4	(10)	10	(14)
Ending benefit obligation	139	128	825	770	117	108	193	169
Change in the fair value of plan assets:
Beginning plan assets	159	205	650	1,057	4	4	166	208
Actual return on plan assets	6	(43)	36	(292)	—	—	9	(22)
Employer contributions	—	—	31	39	—	—	10	7
Plan participants’ contributions	—	—	—	—	—	—	1	1
Gross benefits paid	(4)	(3)	(48)	(48)	—	—	(16)	(14)
Currency translation adjustments and other (2)	—	—	38	(106)	—	—	7	(14)
Ending plan assets	161	159	707	650	4	4	177	166
Funded status:	$22	$31	$(118)	$(120)	$(113)	$(104)	$(16)	$(3)
(1)    Pension benefits in Germany and some other countries are not required to be prefunded.
(2)    Includes the impact of the transfer of the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans through group annuity contract purchases in the fourth quarter of 2022.
Net amounts recognized in the consolidated balance sheets as of December 31, 2023 and 2022 consist of:

	Pension		Healthcare		Other
(in millions of dollars)	2023	2022	2023	2022	2023	2022
Other assets	$30	$41	$—	$—	$—	$—
Pension, postretirement and other postemployment benefits	(255)	(237)	(121)	(123)	(100)	(89)
Net liability recognized at end of year	$(225)	$(196)	$(121)	$(123)	$(100)	$(89)

Pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2023 consist of:

(in millions of dollars)	Pension	Healthcare	Other
Unrecognized actuarial losses (gains)	$407	$8	$(9)
Unrecognized prior service credit	2	(48)	(7)
Accumulated other comprehensive loss	$409	$(40)	$(16)

The following table summarizes the aggregate pension accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension
(in millions of dollars)	2023	2022
Accumulated benefit obligation	$998	$888
Fair value of plan assets	$753	$656
The following table summarizes CNH’s pension and other post-employment plans with projected benefit obligations in excess of plan assets:

	Pension		Healthcare		Other
(in millions of dollars)	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$1,091	$969	$179	$181	$100	$89
Fair value of plan assets	$836	$733	$58	$58	$—	$—
The total accumulated benefit obligation for pension was $1,256 million and $1,156 million as of December 31, 2023 and 2022, respectively.
Net Periodic Benefit Cost
The following summarizes the components of net periodic benefit cost of CNH’s defined benefit for the years ended December 31, 2023, 2022 and 2021:

	Pension			Healthcare			Other
(in millions of dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$9	$11	$13	$3	$4	$4	$5	$5	$6
Interest cost	54	27	19	9	6	6	4	1	1
Expected return on assets	(45)	(47)	(53)	(4)	(5)	(7)	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	(36)	(126)	(136)	—	—	—
Actuarial loss (gain)	18	19	25	—	1	3	2	(2)	2
Settlement loss and other	2	(3)	—	—	3	—	(1)	1	2
Net periodic benefit cost (credit)	$38	$7	$4	$(28)	$(117)	$(130)	$10	$5	$11
Net periodic benefit cost recognized in net income and other changes in plan assets and benefit obligations that are recognized in other comprehensive loss during 2023 consist of:

(in millions of dollars)	Pension	Healthcare	Other
Net periodic benefit cost	$38	$(28)	$10
Benefit adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	51	9	5
Amortization of actuarial losses	(18)	—	(2)
Amortization of prior service (cost) credit	—	36	—
Currency translation adjustments and other	19	—	(1)
Total recognized in other comprehensive (income) loss	52	45	2
Total recognized in comprehensive loss	$90	$17	$12

Assumptions
The following assumptions were utilized in determining the funded status at December 31, 2023 and 2022, and the net periodic benefit cost of CNH’s defined benefit plans for the years ended December 31, 2023, 2022 and 2021:

	Pension plans			Healthcare plans			Other
(in percentages)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average rate assumptions used to determine funded status
Discount rate	4.22	4.64	1.79	4.97	5.28	2.59	3.50	4.11	1.12
Rate of compensation increase	2.91	3.03	2.41	4.00	4.00	4.00	2.94	3.19	2.33
Initial healthcare cost trend rate	n/a	n/a	n/a	4.70	5.12	4.18	n/a	n/a	n/a
Ultimate healthcare cost trend rate(1)	n/a	n/a	n/a	3.74	4.00	3.58	n/a	n/a	n/a
Weighted-average rate assumptions used to determine expense
Discount rates—service cost	3.51	1.32	0.94	5.37	3.15	2.57	4.32	1.36	0.77
Discount rates—interest cost	4.65	1.59	0.98	5.17	2.87	1.55	4.08	0.99	0.47
Rate of compensation increase	3.03	2.41	2.26	4.00	4.00	n/a	3.19	2.33	2.08
Long-term rates of return on plan assets	4.54	3.42	3.71	5.75	4.76	4.85	n/a	n/a	n/a
Initial healthcare cost trend rate	n/a	n/a	n/a	5.12	4.18	4.39	n/a	n/a	n/a
Ultimate healthcare cost trend rate(1)	n/a	n/a	n/a	4.00	3.58	3.95	n/a	n/a	n/a

(1)    CNH expects to achieve the ultimate healthcare cost trend rate in 2033 for U.S. plans. A flat trend rate assumption is utilized for the Canada plans.
Assumed discount rates are used in measurements of pension, healthcare and other postemployment benefit obligations and interest cost components of net periodic cost. CNH selects its assumed discount rates based on the consideration of equivalent yields on high-quality fixed income investments at the measurement date. The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The discount rates for the U.S., European, U.K. and Canadian obligations are based on a benefit cash flow-matching approach and represent the rates at which the benefit obligations could effectively be settled as of the measurement date, December 31. The benefit cash flow-matching approach involves analyzing CNH’s projected cash flows against a high quality bond yield curve, mainly calculated using a wide population of AA-grade corporate bonds subject to minimum amounts outstanding and meeting other defined selection criteria. The discount rates for the Company’s remaining obligations are based on benchmark yield data of high-quality fixed income investments for which the timing and amounts of payments approximate the timing and amounts of projected benefit payments.
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
CNH annually reviews the mortality assumptions and demographic characteristics of its U.S. pension plan and healthcare plan participants. In 2023 and 2022, the Company continued to use the adopted MP 2021 mortality improvement scale as it continues to be the most current. At this time the Company is not making adjustments to the MP 2021 for any short-term or long-term impacts COVID may have on mortality improvement scales issued in the future.
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
Weighted-average target asset allocation for all plans for 2023 are as follows:

All Plans
Asset category:
Equity securities	7%
Debt securities	61%
Cash/Other	32%
CNH determines the fair value of plan assets using observable market data obtained from independent sources when available. CNH classifies its plan assets according to the fair value hierarchy:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2023:

(in millions of dollars)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equities	$—	$—	$—	$—
Non-U.S. equities	—	—	—	—
Total Equity securities	—	—	—	—
Fixed income securities:
U.S. government bonds	13	12	1	—
U.S. corporate bonds	17	14	3	—
Non-U.S. government bonds	26	—	26	—
Non-U.S. corporate bonds	13	—	13	—
Mortgage backed securities	2	—	2	—
Other fixed income	2	—	2	—
Total Fixed income securities	73	26	47	—
Other types of investments:
Mutual funds (1)	919	—	919	—
Insurance contracts	45	—	—	45
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	964	—	919	45
Cash:	22	11	11	—
Total of Level 1, Level 2 and Level 3 Assets	$1,059	$37	$977	$45
Investments at net asset value:
Mutual funds (2)	48
Total Net Assets	$1,107	$37	$977	$45

(1)     This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
(2)         This category includes open ended mutual fund, the underlying assets of the mutual fund are illiquid in nature and are not classified in the fair value hierarchy using the net asset per share practical expedient.

The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2023:

(in millions of dollars)	Level 3 Assets
Balance at December 31, 2022	$40
Actual return on plan assets relating to assets still held at reporting date	1
Purchases	4
Settlements	(2)
Transfers in and/or out of level 3	—
Currency impact	2
Balance at December 31, 2023	$45
The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2022:

(in millions of dollars)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equities	$—	$—	$—	$—
Non-U.S. equities	—	—	—	—
Total Equity securities	—	—	—	—
Fixed income securities:
U.S. government bonds	7	6	1	—
U.S. corporate bonds	20	15	5	—
Non-U.S. government bonds	29	7	22	—
Non-U.S. corporate bonds	13	—	13	—
Mortgage backed securities	3	—	3	—
Other fixed income	3	—	3	—
Total Fixed income securities	75	28	47	—
Other types of investments:
Mutual funds (1)	901	—	901	—
Insurance contracts	40	—	—	40
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	941	—	901	40
Cash:	21	6	15	—
Total	$1,037	$34	$963	$40
(1) This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2022:

(in millions of dollars)	Level 3 Assets
Balance at December 31, 2021	$45
Actual return on plan assets relating to assets still held at reporting date	(1)
Purchases	4
Settlements	(7)
Transfers in and/or out of Level 3	—
Currency impact	(1)
Balance at December 31, 2022	$40
Contributions
CNH expects to contribute (including through direct benefit payments) approximately $46 million to its pension plans, $16 million to its healthcare plans and $9 million to its other post-employment plans in 2024.

The benefit expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

(in millions of dollars)	Pension Plans	Healthcare	Other
2024	$77	$20	$9
2025	77	19	10
2026	78	18	9
2027	88	17	8
2028	85	16	9
2029 - 2033	409	72	46
Total	$814	$162	$91
Note 13: Other Liabilities
A summary of “Other liabilities” as of December 31, 2023 and 2022 is as follows:

(in millions of dollars)	2023	2022
Warranty and campaign programs	$610	$544
Marketing and sales incentive programs	2,409	1,556
Tax payables	704	506
Accrued expenses and deferred income	946	700
Accrued employee benefits	524	535
Lease liabilities	300	228
Legal reserves and other provisions	342	263
Contract reserve	24	16
Contract liabilities	50	33
Restructuring reserve	43	30
Other	355	436
Total	$6,307	$4,847
Warranty and Campaign Program
As described in “Note 2: Summary of Significant Accounting Policies,” CNH pays for basic warranty and other service action costs. A summary of recorded activity for the basic warranty and campaign program accrual for the years ended December 31, 2023 and 2022 are as follows:

(in millions of dollars)	2023	2022
Balance at beginning of year	$544	$526
Current year additions	566	475
Claims paid	(510)	(440)
Currency translation adjustment and other	10	(17)
Balance at end of year	$610	$544
Restructuring Provision
The Company incurred restructuring costs of $67 million, $31 million and $35 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were as follows:
•In 2023, Agriculture, Construction and Financial Services recorded $51 million, $14 million and $2 million respectively.
•In 2022, Agriculture and Construction recorded $21 million and $10 million, respectively.
•In 2021, Agriculture and Construction recorded $20 million and $15 million, respectively.

The following table sets forth restructuring activity for the years ended December 31, 2023, 2022 and 2021:

(in millions of dollars)	Severance and Other Employee Costs	Facility Related Costs	Other Restructuring	Total
Balance at January 1, 2021	$5	$18	$3	$26
Restructuring charges	34	—	1	35
Reserves utilized: cash	(30)	(1)	(1)	(32)
Reserves utilized: non-cash	8	(6)	(2)	—
Currency translation adjustments	—	—	—	—
Balance at December 31, 2021	17	11	1	29
Restructuring charges	23	4	4	31
Reserves utilized: cash	(12)	(3)	(3)	(18)
Reserves utilized: non-cash	(2)	(9)	—	(11)
Currency translation adjustments	(1)	—	—	(1)
Balance at December 31, 2022	25	3	2	30
Restructuring charges	36	23	8	67
Reserves utilized: cash	(19)	(23)	(12)	(54)
Reserves utilized: non-cash	(3)	1	2	—
Currency translation adjustments	—	—	—	—
Balance at December 31, 2023	$39	$4	$—	$43
Note 14: Commitments and Contingencies
CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product liability, asbestos, personal injury, emissions and/or fuel economy regulatory, competition law and other regulatory investigations and environmental claims. The most significant of these matters are described below.
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require the Company to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurance and could affect CNH’s financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, such amounts are provided for in Company's income statement and the related accrual is recorded in “Other liabilities” on the consolidated balance sheets.
Although the ultimate outcome of legal matters pending against CNH and its subsidiaries cannot be predicted, the Company believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on its consolidated financial statements.
Environmental
Pursuant to the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes strict and, under certain circumstances, joint and several liability for remediation and liability for natural resource damages, and other federal and state laws that impose similar liabilities, CNH has received inquiries for information or notices of its potential liability regarding 66 non-owned U.S. sites at which regulated materials allegedly generated by CNH were released or disposed (“Waste Sites”). Of the Waste Sites, 16 are on the National Priority List (“NPL”) promulgated pursuant to CERCLA. For 60 of the Waste Sites, the monetary amount or extent of the Company’s liability has either been resolved; it has not been named as a potentially responsible party (“PRP”), or its liability is likely de minimis.
Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and because settlement agreements can be reopened under certain circumstances, the Company’s potential liability for remediation costs associated with the 66 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, CNH could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, the financial strength of other PRPs has been considered in the determination of the Company’s potential liability. CNH believes that the costs associated with the Waste Sites will not have a material effect on the Company’s business, financial position or results of operations.

The Company is conducting environmental investigatory or remedial activities at certain properties that are currently or were formerly owned and/or operated or that are being decommissioned. The Company believes that the outcome of these activities will not have a material adverse effect on its business, financial position, or results of operations.
The actual costs for environmental matters could differ materially from those costs currently anticipated due to the nature of historical handling and disposal of hazardous substances typical of manufacturing and related operations, the discovery of currently unknown conditions, and as a result of more aggressive enforcement by regulatory authorities and changes in existing laws and regulations. As in the past, CNH plans to continue funding its costs of environmental compliance from operating cash flows.
Investigation, analysis and remediation of environmental sites is a time consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of December 31, 2023 and 2022, environmental reserves of approximately $20 million and $25 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigation
Follow-up on Damages Claims: in 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to Medium & Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco ("the Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the Demerger, CNH cannot be excluded from current and future follow on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, and Iveco and IMAG do not comply with such decisions, as a result of various intercompany arrangements, then CNH will ultimately have recourse against Iveco and IMAG for the reimbursement of the damages effectively paid to such claimants. The Company believes that the risk of either Iveco or IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote.
FPT Emissions Investigation: on July 22, 2020, a number of the Company's (pre-Demerger) offices in Europe were visited by investigators in the context of a request for assistance by the public prosecutors of Frankfurt am Main, Germany and Turin, Italy in relation to alleged noncompliance of two engine models produced by FPT Industrial S.p.A., which is a wholly-controlled subsidiary Iveco Group N.V. The Italian criminal investigation has been dismissed in 2023. As a result of FPT Industrial's full cooperation and ongoing discussions with the investigative authorities, all German criminal investigation have also been concluded in December 2023. In certain instances CNH and other third parties have also received various requests for compensation by German and Austrian customers on various contractual and tort grounds, including requests for damages resulting from the termination of the purchase contracts, or in the form of requests for an alleged lower residual value of their vehicles as a consequence of the alleged non-compliance with other approval regulations regarding emissions. In certain instances, other customers have brought judicial claims on the same legal and factual bases. While the Company had no role in the design and sale of such engine models and vehicles, the Company cannot predict at this time the extent and outcome of these requests and directly or indirectly related legal proceedings, including customer claims or potential class actions alleging emissions non-compliance. The Company believes that the risk of either FPT Industrial or Iveco Group N.V. defaulting on potential payment obligations arising from such proceedings is remote.
Commitments
CNH has entered operating lease contracts for the right to use industrial buildings and equipment and other assets.
Refer to Note 8: Leases for future minimum lease payments under non-cancellable lease contracts.
At December 31, 2023, Financial Services has various agreements to extend credit for the following financing arrangements:

(in millions of dollars)	Total Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$8,874	$5,715	$3,159
Revolving charge accounts	$2,557	$210	$2,347
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of December 31, 2023 and 2022 totaling $37 million and $19 million, respectively.

Note 15: Financial Instruments
CNH may elect to measure financial instruments and certain other items at fair value. This fair value option would be applied on an instrument-by-instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability or firm commitment or, when certain specified reconsideration events occur. The fair value election may not be revoked once made. CNH has not elected the fair value measurement option for eligible items.
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
Derivatives
CNH utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. CNH does not hold or enter into derivatives or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.
Foreign Exchange Derivatives
CNH has entered into foreign exchange forward contracts and swaps in order to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income/(loss) and recognized in earnings when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant in all periods presented.

CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in “Other, net” and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s foreign exchange derivatives was $6.1 billion and $5.9 billion at December 31, 2023 and 2022, respectively.
Interest Rate Derivatives
CNH has entered into interest rate derivatives (swaps and caps) in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which CNH recognizes interest expense on the related debt.
Interest rate derivatives that have been designated as fair value hedge relationships have been used by CNH to mitigate the volatility in the fair value of existing fixed rate bonds and medium-term notes due to changes in floating interest rate benchmarks. Gains and losses on these instruments are recorded in “Interest expense” in the period in which they occur and an offsetting gain or loss is also reflected in “Interest expense” based on changes in the fair value of the debt instrument being hedged due to changes in floating interest rate benchmarks.
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the years ending December 31, 2023, 2022 and 2021.
All of CNH’s interest rate derivatives outstanding as of December 31, 2023 and 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s interest rate derivatives was approximately $9.0 billion and $6.4 billion at December 31, 2023 and 2022, respectively.
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

Financial Statement Impact of CNH Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges on accumulated other comprehensive income (loss) and net income during the year ended December 31, 2023, 2022 and 2021 (in millions of dollars):

		Recognized in Net Income
For the Year Ended December 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2023
Foreign exchange contracts	$(35)	Net sales	$(7)
		Cost of goods sold	(33)
		Other, net	7
		Interest expense, net	6
Interest rate contracts	(82)
Total	$(117)		$(27)

2022
Foreign exchange contracts	$(191)	Net sales	$(1)
		Cost of goods sold	(219)
		Other, net	3
		Interest expense, net	30
Interest rate contracts	59
Total	$(132)		$(187)

2021
Foreign exchange contracts	$(57)	Net sales	$2
		Cost of goods sold	(11)
		Other, net	(4)
		Interest expense, net	3
Interest rate contracts	49
Total	$(8)		$(10)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the years ended December 31, 2023, 2022 and 2021:

(in millions of dollars)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(117)	39	(78)
Net losses reclassified from accumulated other comprehensive income into income	27	(3)	24
Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)

(in millions of dollars)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	19	—	19
Net changes in fair value of derivatives	(132)	4	(128)
Net losses reclassified from accumulated other comprehensive income into income	187	(17)	170
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44

(in millions of dollars)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2020	$(5)	$(1)	$(6)
Net changes in fair value of derivatives	(8)	(12)	(20)
Net losses reclassified from accumulated other comprehensive income into income	10	(1)	9
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
The following tables summarize the impact of the changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings for the year ended December 31, 2023, 2022 and 2021:

		For the Year Ended December 31,
(in millions of dollars)	Classification of Gain	2023	2022	2021
Fair Value Hedges
Interest rate derivatives	Interest expense	$(42)	$(104)	$(47)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(67)	$(16)	$(11)

The fair values of CNH’s derivatives as of December 31, 2023 and 2022 in the consolidated balance sheets are recorded as follows:

	December 31, 2023		December 31, 2022
(in millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Derivative assets	$60	Derivative assets	$77
Foreign currency contracts	Derivative assets	31	Derivative assets	70
Total derivative assets		$91		$147
Interest rate contracts	Derivative liabilities	$117	Derivative liabilities	$106
Foreign currency contracts	Derivative liabilities	49	Derivative liabilities	56
Total derivative liabilities		$166		$162

Derivatives not designated as hedging instruments
Interest rate contracts	Derivative assets	$31	Derivative assets	$28
Foreign currency contracts	Derivative assets	14	Derivative assets	14
Total derivative assets		$45		$42
Interest rate contracts	Derivative liabilities	$30	Derivative liabilities	$28
Foreign currency contracts	Derivative liabilities	20	Derivative liabilities	14
Total derivative liabilities		$50		$42
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022:

	Level 1		Level 2		Total
(in millions of dollars)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Assets
Foreign exchange derivatives	$—	$—	$46	$84	$46	$84
Interest rate derivatives	—	—	90	105	90	105
Total Assets	$—	$—	$136	$189	$136	$189
Liabilities
Foreign exchange derivatives	$—	$—	$69	$70	$69	$70
Interest rate derivatives	—	—	147	134	147	134
Total Liabilities	$—	$—	$216	$204	$216	$204
Items Measured at Fair Value on a Non-Recurring Basis
The Company recorded fixed asset write-downs of $17 million related to the suspension of operations in Russia during 2022.
The following tables present fair value for nonrecurring Level 3 measurements from impairments as of December 31, 2023 and 2022:

	Fair Value		Losses
(in millions of dollars)	2023	2022	2023	2022
Property, plant and equipment	$—	$7	$—	$17
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
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
(in millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$24,249	$24,129	$19,260	$18,827
Debt	$27,326	$27,624	$22,962	$22,651
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
Note 16: Shareholders’ Equity
The Articles of Association of CNH Industrial N.V. provide for authorized share capital of €40 million, divided into 2 billion common shares and 2 billion special voting shares to be held with associated common shares, each with a per share par value of €0.01. As of December 31, 2023, the Company’s share capital was €18 million (equivalent to $25 million), fully paid-in, and consisted of 1,364,400,196 common shares (1,290,937,585 common shares outstanding and 73,462,611 common shares held in treasury by the Company as described in the following section) and 396,474,276 special voting shares (371,000,610 special voting shares outstanding, net of 25,473,666 special voting shares held in treasury by the Company as described in the section below).
Changes in the composition of the share capital of CNH Industrial N.V. during 2023, 2022 and 2021 are as follows:

(number of shares)	Common Shares	Loyalty Program Special Voting Shares	Total Shares
Total shares at December 31, 2020	1,353,910,471	371,328,154	1,725,238,625
Capital increase	2,166,529	—	2,166,529
Common stock repurchases	—	—	—
Retirement of special voting shares	—	(109,904)	(109,904)
Total shares at December 31, 2021	1,356,077,000	371,218,250	1,727,295,250
Capital increase	554,023	—	554,023
Common stock repurchases	(12,390,052)	—	(12,390,052)
Retirement of special voting shares	—	(145,297)	(145,297)
Total shares at December 31, 2022	1,344,240,971	371,072,953	1,715,313,924
Capital increase	1,894,985	—	1,894,985
Common stock repurchases	(55,198,371)	—	(55,198,371)
Retirement of special voting shares	—	(72,343)	(72,343)
Total shares at December 31, 2023	1,290,937,585	371,000,610	1,661,938,195
During the year ended December 31, 2023 and 2022, 0.1 million and 0.1 million special voting shares, respectively, were acquired for no consideration by the Company following the deregistration of the corresponding number of qualifying common shares from the

Loyalty Register, net of transfer and allocation of special voting shares in accordance with the Special Voting Shares – Terms and Conditions.
Furthermore, during the years ended December 31, 2023 and 2022, the Company delivered 1.9 million and 0.6 million common shares, respectively, under the Company’s stock compensation plan, primarily due to the vesting or exercise of share-based awards. See “Note 17: Share-Based Compensation” for further discussion.
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
The common shares are freely transferable, while special voting shares are transferable exclusively in limited circumstances and they are not listed on the NYSE. In particular, at any time, a holder of common shares that are Qualifying Common Shares who wants to transfer such common shares other than in limited specified circumstances (e.g., transfers to affiliates or relatives through succession, donation or other transfers) must request a deregistration of such Qualifying Common Shares from the Loyalty Register. After deregistration from the Loyalty Register, such common shares no longer qualify as Qualifying Common Shares and, as a result, the holder of such common shares is required to transfer the special voting shares associated with the transferred common shares to the Company for no consideration.
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
Treasury Shares
In order to maintain the necessary operating flexibility over an adequate time period, including the implementation of the program in place, on April 13, 2022, the Annual General Meeting ("AGM") granted to the Board of Directors the authority to acquire common shares in the capital of the Company through stock exchange trading on the Euronext Milan and the NYSE or otherwise for a period of 18 months. The program reached its conclusion on November 6, 2023. Upon the completion of the program, on November 7, 2023 CNH's board of directors approved a new share buyback program. Under the new program, CNH will repurchase up to $1 billion worth of its common shares between November 8, 2023 and March 1, 2024.
Under such authorization the Board's authority is limited to a maximum of up to 10% of the issued common shares as of the date of the AGM and, in compliance with applicable rules and regulations, subject to a maximum price per common share equal to the average of the highest price on each of the five trading days prior to the date of acquisition, as shown in the Official Price List of the NYSE (as the case may be) plus 10% (maximum price) and to a minimum price per common share equal to the average of the lowest price on each of the five trading days prior to the date of acquisition, as shown in the Official Price List of the NYSE (as the case may be) minus 10% (minimum price).
Neither the renewal of the authorization, nor the launch of any program obliges the Company to buyback any common shares. The launch of any new program will be subject to a further resolution of the Board of Director. In any event, such programs may be suspended, discontinued or modified at any time for any reason and without previous notice, in accordance with applicable laws and regulations.
During the year ended December 31, 2023, the Company repurchased 55.2 million shares of its common stock on the Euronext Milan and on multilateral trading facilities under the buyback program. As of December 31, 2023, the Company held 73.5 million common shares in treasury, net of transfers of common shares to fulfill its obligations under its stock compensation plans, at an aggregate cost of $865 million. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.
During the year ended December 31, 2023, the Company acquired, for no consideration, approximately 0.1 million special voting shares following the deregistration of qualifying common shares from the Loyalty Register, net of the transfer and allocation of special voting shares to those shareholders whose qualifying common shares became eligible to receive special voting shares after the uninterrupted three-year registration period in the Loyalty Register. As of December 31, 2023, the Company held 25.0 million special voting shares in treasury.
Dividend
On April 14, 2023, the Company's shareholders approved a dividend of €0.36 per common share and totaling approximately €482 million (equivalent to $0.394 per common share and totaling approximately $527 million, respectively, translated at the exchange rate reported by the European Central Bank on April 20, 2023).
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
Note 17: Share-Based Compensation
For the years ended December 31, 2023, 2022 and 2021 CNH recognized total share-based compensation expense of $99 million, $87 million and $78 million respectively. For the years ended December 31, 2023, 2022 and 2021, CNH recognized a total tax benefit relating to share-based compensation expense of $14 million, $11 million and $6 million, respectively. As of December 31, 2023, CNH had unrecognized share-based compensation expense related to non-vested awards of approximately $103 million based on current assumptions related to achievement of specified performance objectives and period of service, when applicable. Unrecognized share-based compensation costs will be recognized over a weighted-average period of 1.6 years.
CNH’s equity awards are governed by the CNH Industrial N.V. Equity Incentive Plan (“CNH EIP”) and CNH Industrial N.V. Directors’ Compensation Plan (“CNH DCP”).
At the AGM held on April 16, 2014, the Company’s shareholders approved the adoption of the CNH EIP, an umbrella program defining the terms and conditions for any subsequent long-term incentive program. The EIP allows grants of the following specific types of equity awards to any current or prospective executive director, officer, employee of, or service provider to, CNH: stock options, stock appreciation rights, restricted share units, restricted stock, performance shares or performance share units and other stock-based awards that are payable in cash, common shares or any combination thereof subject to the terms and conditions established by the Compensation Committee.
In February 2020, the Board of Directors approved the issuance of up to 50 million common shares under the EIP. At the AGM on April 16, 2020, the Company's shareholders approved the issuance of up to 7 million common shares to executive directors under the 2021-2023 Long-Term Incentive Plan (described below) in accordance with and under the EIP.
As part of the Demerger, any awards outstanding under the CNH EIP, and held by directors, officers and other employees vesting in 2022 were accelerated in December 2021 and the related equity incentives were issued by CNH in CNH stock. As a result of the Demerger, remaining outstanding awards vesting in 2023 and 2024 were converted to the entity the participant is employed with post spin. As such, for Iveco Group employees, the underlying stock awards under the CNH EIP vesting in 2023 and 2024 were converted at the effective date of the Demerger, subject to its terms, to Common Shares of Iveco Group N.V. The conversion of the CNH EIP includes appropriate adjustment mechanisms to ensure that the value of the unvested awards granted to all the beneficiaries under such plan remain unchanged pre and post demerger for employees in both the Iveco Group N.V. and CNH Industrial N.V.
Performance Share Units ("PSU")
2021-2023 Long-Term Incentive Plan
In February 2020, the Board of Directors approved the 2021-2023 Long-Term Incentive Plan under the EIP. In December 2020, CNH issued a new grant of PSUs to its key executive officers and select employees with the financial performance goals covering a three-year period culminating with a cliff vest date of February 28, 2024. Two internal financial metrics, Industrial ROIC (the ratio of Adjusted EBIT (after-tax) over Average Industrial Invested Capital) and Adjusted EPS (the net income (loss) excluding any nonrecurring items (after-tax), divided by the weighted average outstanding number of common shares on a fully diluted basis), weighted 50% each, and a multiplier-based on CNH’s percentile ranking of Total Shareholder Return among a comparator group, will determine the total PSUs earned. The internal financial metrics have a payout factor of up to 200% and the market based TSR determinant has a payout factor of 125%. These metrics are considered performance vesting conditions. As such, compensation cost will be accrued based on whether it is considered probable that the performance conditions will be satisfied. The fair value of the PSU awards issued under this plan will be calculated by using the CNH Industrial N.V. stock price on the grant date adjusted for the present value of future dividends that would not be received during the vesting period.
As of December 31, 2020, CNH issued 5 million PSUs. The total number of shares that will eventually vest may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2020 was $10.83 per share. The 2020 PSU awards distributed under this plan were issued on December 4, 2020 to key executive officers and select employees and on December 14, 2020 to the Chair of CNH. During 2021, CNH issued an additional 3 million PSUs to the CEO, key executive officers and select employees. The weighted average fair value of the awards that were issued in 2021 was $13.13 per share.
Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial N.V. by way of a legal statutory demerger to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH. As part of the Demerger, any awards outstanding under the CNH Equity Incentive Plan (or “CNH EIP”), and held by directors, officers and other employees vesting in April 2022 were accelerated in December 2021 and the related equity incentives were issued by CNH in CNH stock. Further, as a result of the Demerger, remaining outstanding awards vesting in 2023 and 2024 were converted to the entity the participant is employed with post Demerger. The conversion of the CNH EIP includes appropriate adjustment mechanisms to ensure that the value of the unvested awards granted to all the beneficiaries under such plan remain unchanged pre and post demerger for employees in both the Iveco Group N.V. and CNH Industrial N.V.
2022 & 2023 Long-Term Incentive Plan
In 2022 and 2023, the Board of Directors approved the 2022-2024 Long-Term Incentive Plan and the 2023-2025 Long-Term Incentive Plan, respectively, under the EIP. Both the 2022 and 2023 Long-Term Incentive Plan feature that same three year vesting period, two internal financial metrics, and financial multiplier as the 2021 Long-Term Incentive plan. Additionally the two internal financial metrics and financial multiplier are calculated as specified in the 2021 Long Term Incentive plan. However, differences between all plans exist in regards to the performance achievement threshold for both ROIC and EPS. Furthermore, the 2022 and 2023 plans feature a smaller list of comparator group for its TSR percentile ranking when compared to the 2021 plan. In 2024 the Board of Directors approved the 2024-2026 Long-Term Incentive Plan under the EIP.
In 2022 and 2023 CNH issued 2.5 million and 2.8 million PSUs, respectively. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2022 and 2023 was $14.04 and $12.29 per share, respectively.
The following table reflects the activity of PSUs under the Long-Term Incentive Plans during the year ended December 31, 2023:

	2023
	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	10,847,408	$8.81
Granted	2,789,887	$12.29
Forfeited/Cancelled	(257,808)	$9.67
Vested	—	$—
Nonvested at end of year	13,379,487	$9.52
Restricted Share Units ("RSU")
In 2021, 2022, and 2023, CNH issued approximately 1 million, 2 million and 2 million Restricted Share Units (“RSUs”) to key executive officers and select employees with a weighted average fair value of $14.39, $13.90 and $11.87 per share, respectively. The fair value of the award is measured using the CNH Industrial N.V. stock price on the grant date adjusted for the present value of future dividends that employees will not receive during the vesting period. The RSUs vest upon a time-based service requirement.
2021-2023 Long-Term Incentive Plan
On December 4, 2020, CNH issued two separate RSU grants to key executive officers and select employees. Under the first RSU grant, 1.1 million RSUs were awarded to select employees with a weighted average fair value of $11.43. These awards vested on December 31, 2020. Under the second RSU grant, 3.3 million RSUs were awarded to select employees and are set to vest in three equal installments over a three year period. The first tranche, which consisted of 1.1 million RSUs, was set to vest on April 30, 2022. The second and third tranches are set to vest on April 30, 2023 and April 30, 2024, respectively. The weighted average fair value for the December 2020 three tranche award group are $11.23, $11.02, and $10.82, respectively.

On December 14, 2020, CNH issued 120 thousand RSUs to the Chair of CNH, of which 17 thousand vested on December 31, 2020. The weighted average fair value for these awards is $10.96. The remaining 103 thousand RSUs vest in three equal installments on April 30, 2022, 2023, and 2024 respectively. The fair value for these awards are $10.76, $10.55 and $10.35, respectively.
During 2021, CNH issued an additional 1.5 million RSUs to the CEO, key executive officers and select employees. Of the awards that were issued, 1.2 million are set to vest in three equal installments over a three year period. The first tranche, which consists of 0.4 million RSUs, was set to vest on April 31, 2022. The second and third tranches are set to vest on April 31, 2023 and April 31, 2024, respectively. The weighted average fair value of these awards are $14.04 per share for the first tranche, $13.84 per share for the second tranche, and $13.66 per share for the third tranche. The remaining awards issued in 2021 had a cumulative weighted average fair value of $16.73. In 2021, CNH, in anticipation of the Demerger, accelerated the vesting of awards with a vest date of April 31, 2022 to December 1, 2021, excluding shares awarded to the CEO and Chairperson. As a result, CNH recorded $5 million of expense due to the acceleration of these awards. The weighted average fair value of the shares vested during 2021 was $11.75 per share.
2022-2024 Long-Term Incentive Plan
In 2022 and 2023 CNH issued 2 million and 2 million RSUs. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2022 and 2023 were $13.90 and $11.87 per share.
The following table reflects the activity of RSUs under the Long-Term Incentive Plans during the year ended December 31, 2023:

	2023
	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	5,423,895	$9.66
Granted	2,091,819	$11.87
Forfeited	(199,208)	$11.58
Vested	(1,893,449)	$7.44
Nonvested at end of year	5,423,057	$11.21
Additional Share-Based Compensation Information
The table below provides additional share-based compensation information for the years ended December 31, 2023, 2022 and 2021:

(in millions of dollars)	2023	2022	2021
Total intrinsic value of options exercised and shares vested	$52	$22	$35
Fair value of shares vested	$14	$3	$25
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

The following table sets forth the computation of basic EPS and diluted EPS for the years ended December 31, 2023, 2022 and 2021:

(in millions of dollars, except per share data)	2023	2022	2021
Basic:
Net income (loss) attributable to CNH Industrial N.V.	$2,371	$2,029	$1,723
Net income (loss) attributable to CNH Industrial N.V. from continuing operations	2,371	2,029	1,792
Net income (loss) attributable to CNH Industrial N.V. from discontinued operations	—	—	(69)
Basic earnings (loss) per share attributable to common shareholders:
Weighted average common shares outstanding—basic	1,332	1,351	1,354
Continuing operations	$1.78	$1.50	$1.32
Discontinued operations	—	—	(0.05)
Basic earnings (loss) per share	$1.78	$1.50	$1.27
Diluted:
Net income (loss) attributable to CNH Industrial N.V.	$2,371	$2,029	$1,723
Net income (loss) attributable to CNH Industrial N.V. from continuing operations	2,371	2,029	1,792
Net income (loss) attributable to CNH Industrial N.V. from discontinued operations	—	—	(69)
Weighted average common shares outstanding—basic	1,332	1,351	1,354
Dilutive effect of stock compensation plans	18	11	7
Weighted average common shares outstanding—diluted (1)	1,350	1,362	1,361
Continuing operations	$1.76	$1.49	$1.32
Discontinued operations	—	—	(0.05)
Diluted earnings (loss) per share	$1.76	$1.49	$1.27
(1)    For the year ended December 31, 2023, no shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the year ended December 31, 2022 and 2021, 0.50 million shares and 0.06 million shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
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

	Year Ended December 31, 2023
(in millions of dollars)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(90)	$34	$(56)
Changes in retirement plans’ funded status	(87)	21	(66)
Foreign currency translation	40	—	40
Share of other comprehensive loss of entities using the equity method	(11)	—	(11)
Other comprehensive income (loss)	$(148)	$55	$(93)

	Year Ended December 31, 2022
(in millions of dollars)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$56	$(12)	$44
Changes in retirement plans’ funded status	29	12	41
Foreign currency translation	158	—	158
Share of other comprehensive loss of entities using the equity method	(25)	—	(25)
Other comprehensive income (loss)	$218	$—	$218

	Year Ended December 31, 2021
(in millions of dollars)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$2	$(13)	$(11)
Changes in retirement plans’ funded status	109	(15)	94
Foreign currency translation	247	—	247
Share of other comprehensive loss of entities using the equity method	(93)	—	(93)
Other comprehensive income (loss)	$265	$(28)	$237
The changes, net of tax, in each component of accumulated other comprehensive income (loss) consisted of the following:

(in millions of dollars)	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income of Entities Using the Equity Method	Total
Balance, December 31, 2020	$(6)	$(653)	$(1,884)	$(133)	$(2,676)
Other comprehensive income (loss), before reclassifications	(20)	202	241	(93)	330
Amounts reclassified from other comprehensive income	9	(108)	—	—	(99)
Other comprehensive income (loss)[1]	(11)	94	241	(93)	231
Balance, December 31, 2021	(17)	(559)	(1,643)	(226)	(2,445)
Demerger of Iveco Group	19	233	(316)	12	(52)
Balance, January 1, 2022	2	(326)	(1,959)	(214)	(2,497)
Other comprehensive income (loss), before reclassifications	(126)	102	159	(25)	110
Amounts reclassified from other comprehensive income	170	(61)	—	—	109
Other comprehensive income (loss)[1]	44	41	159	(25)	219
Balance, December 31, 2022	46	(285)	(1,800)	(239)	(2,278)
Other comprehensive income (loss), before reclassifications	(80)	(54)	37	(11)	(108)
Amounts reclassified from other comprehensive income	24	(12)	—	—	12
Other comprehensive income (loss)[1]	(56)	(66)	37	(11)	(96)
Balance, December 31, 2023	$(10)	$(351)	$(1,763)	$(250)	$(2,374)

(1)    Excluded from the table above is other comprehensive (income) loss allocated to noncontrolling interests of $3 million, $(1) million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) at December 31, 2023 and 2022 consisted of the following:

	Amount Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations line
(in millions of dollars)	2023	2022
Cash flow hedges	$7	$1	Net sales
	33	219	Cost of goods sold
	(7)	(3)	Other, net
	(6)	(30)	Interest expense
	(3)	(17)	Income taxes
	24	170
Change in retirement plans’ funded status:
Amortization of actuarial losses	20	18	(1)
Amortization of prior service cost	(36)	(126)	(1)
	4	47	Income taxes
	(12)	(61)
Total reclassifications, net of tax	$12	$109

(1)    These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 12: Employee Benefit Plans and Postretirement Benefits” for additional information.
Note 20: Segment Reporting
The operating segments through which the Company manages its operations are based on the internal reporting used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and make decisions about resource allocation. The segments are organized based on products and services provided by the Company.
CNH has three operating segments:
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. We are also a leading provider of technology dedicated to Precision Agriculture. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil specializing in tillage and seeding systems; Miller manufacturing application equipment. The Raven brand supports Precision Agriculture, digital technology and the development of autonomous systems. Hemisphere, acquired in 2023, provides high-performance satellite positioning technology for the agriculture and construction industries.
Construction designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, and compact track loaders along with a wide variety of attachments. Construction equipment is sold under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.
Financial Services provides and administers financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH's dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH dealers and distributors primarily to finance inventories of equipment for those dealers. Further, Financial Services provides trade receivables factoring services to CNH subsidiaries. The European Financial Services operations are supported by the Iveco Group's Financial Services segment. Financial Services also provides financial services to Iveco Group companies in the North America, South America and Asia Pacific regions.
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
With reference to the Agriculture and Construction segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Agriculture and Construction segments profitability. Adjusted EBIT of the Agriculture and Construction segments is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities’ segments interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring items. In particular, non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of on-going operational activities.
With reference to Financial Services, the CODM assesses the performance of the segment and makes decisions about resource allocation on the basis of net income prepared in accordance with U.S. GAAP.
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities' segments to net income, the most comparable U.S. GAAP financial measure, for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Agriculture	$2,732	$2,456	$1,810
Construction	238	124	90
Unallocated items, eliminations, and other(1)	(240)	(147)	(137)
Financial Services Net Income	371	338	349
Financial Services Income Taxes	136	125	107
Interest expense of Industrial Activities, net of interest income and eliminations	(76)	(119)	(118)
Foreign exchange (gains) losses, net of Industrial Activities	(105)	(59)	(1)
Finance and non-service component of Pension and other post-employment benefit costs of Industrial Activities(2)	(4)	124	143
Restructuring expenses of Industrial Activities	(65)	(31)	(35)
Other discrete items of Industrial Activities(3)	(10)	(25)	(178)
Income (loss) before taxes	2,977	2,786	2,030
Income tax benefit (expense)	(594)	(747)	(229)
Net (loss) from discontinued operations	—	—	(41)
Net Income (loss)	$2,383	$2,039	$1,760
(1) Unallocated items, eliminations and other primarily includes certain corporate costs and other operating expenses and incomes not allocated to segments’ results.
(2) In the years ended December 31, 2023, 2022 and 2021, this item includes a pre-tax gain of $24 million, $24 million and $5 million, respectively as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the years ended December 31, 2022 and 2021 this item includes the pre-tax gain of $90 million and $119 million, respectively as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S.
(3) In the year ended December 31, 2023, this item includes a loss of $23 million on the sale of the CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann. In the year ended December 31, 2022, this item included $43 million of asset write-downs, $25 million of separation costs incurred in a connection with our spin-off of the Iveco Group Business and $22 million of costs related to the activity of the Raven segments held for sale, including the loss on the sale of the Engineered Films and Aerostar divisions, partially offset by a $65 million dollar gain on the sale of our Canada parts depot. In the year ended December 31, 2021, this item included $133 million separation costs in connection with the spin-off of the Iveco Group Business and a charge of $57 million for transaction costs related to the acquisition of Raven Industries, Inc., partially offset by a gain of $12 million for a fair value adjustment of Monarch Tractor investments.
The following table provides key segment information for the Financial Services segment:

	Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Financial Services Net Income	$371	$338	$349
Financial Services Interest Revenue(1)	$1,817	$1,149	$918
Financial Services Interest Expense	$1,234	$601	$409
(1) This amount excludes interest included in operating leases rentals.
There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.

A summary of additional operating segment information for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Revenues
Agriculture	$18,148	$17,969	$14,721
Construction	3,932	3,572	3,081
Eliminations and other	—	—	—
Net sales of Industrial Activities	22,080	21,541	17,802
Financial Services	2,573	1,996	1,672
Eliminations and other	34	14	22
Total Revenues	$24,687	$23,551	$19,496
Depreciation and Amortization (1)
Agriculture	$331	$287	$254
Construction	42	38	38
Other activities and adjustments	—	—	1
Depreciation and amortization of Industrial Activities	373	325	293
Financial Services	4	2	2
Total Depreciation and amortization	$377	$327	$295
Expenditures for long-lived assets (2)
Agriculture	$534	$393	$307
Construction	96	63	53
Other activities	7	—	—
Expenditures for long-lived assets of Industrial Activities	637	456	360
Financial Services	7	5	5
Total Expenditures for long-lived assets	$644	$461	$365

(1) Excluding equipment on operating leases.
(2) Excluding equipment on operating leases and right-of-use assets.
Geographic Information
CNH has its principal office in London, England, U.K. Revenues earned in the U.K. from external customers were $548 million, $557 million and $548 million for the years ended December 31, 2023, 2022 and 2021, respectively. Revenues earned in the rest of the world from external customers were $24,139 million, $22,994 million and $18,948 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following highlights revenues earned from external customers in the rest of the world by destination:

(in millions of dollars)	2023	2022	2021
United States	$9,090	$8,189	$6,387
Brazil	3,540	3,904	2,414
Canada	1,712	1,530	1,341
France	1,300	1,123	1,084
Australia	1,222	982	857
Germany	633	674	564
Argentina	574	565	418
Italy	562	592	556
Poland	373	449	425
Spain	263	263	283
Other	4,870	4,723	4,619
Total Revenues from external customers in the rest of world	$24,139	$22,994	$18,948
Total long-lived tangible and intangible assets located in the U.K. were $328 million and $128 million at December 31, 2023 and 2022, respectively, and the total of such assets located in the rest of the world totaled $7,908 million and $7,357 million at December

31, 2023 and 2022, respectively. The following highlights long-lived tangible and intangible assets by geography in the rest of the world:

	At December 31,
(in millions of dollars)	2023	2022
United States	$5,701	$5,669
Canada	732	548
Italy	499	437
Brazil	226	162
France	60	48
China	53	55
Germany	24	17
Spain	3	1
Other	610	420
Total Long-lived assets in the rest of the world	$7,908	$7,357
In 2023, 2022 and 2021, no single external customer of CNH accounted for 10 percent or more of consolidated revenues.
Note 21: Related Party Information
As of December 31, 2023 and 2022 CNH’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. (formerly Fiat Chrysler Automobiles N.V. which, effective January 16, 2021, merged with Peugeot S.A. by means of a cross-border legal merger) and its subsidiaries and affiliates ("Stellantis") and Iveco Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH.
As of December 31, 2023, EXOR N.V. held 44.2% of CNH’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets, and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of December 31, 2023. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or jointly controls.
The Company’s Audit Committee reviews and evaluates all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company in Europe. CNH did not enter into any significant transactions with EXOR N.V. during the years ended December 31, 2023 and 2022.
In connection with the establishment of Fiat Industrial (now CNH) through the demerger from Fiat (which was subsequently merged into Fiat Chrysler Automobiles N.V. which is now Stellantis), the two companies entered into a Master Services Agreement (“MSA”) which sets forth the primary terms and conditions pursuant to which the service provider subsidiaries of CNH and Stellantis provide services to the service receiving subsidiaries. As structured, the applicable service provider and service receiver subsidiaries become parties to the MSA through the execution of an Opt-in letter that may contain additional terms and conditions. Pursuant to the MSA, service receivers are required to pay to service providers the actual cost of the services plus a negotiated margin. During the first six months of 2023 and all of 2022, Stellantis subsidiaries provided CNH with administrative services such as accounting, cash management, maintenance of plant and equipment, security, information systems and training under the terms and conditions of the MSA and the applicable Opt-in letters. At June 30, 2023, the Stellantis MSA was terminated. Costs incurred by CNH related to the termination of the contract were not material.
Furthermore, CNH and Stellantis might engage in other minor transactions in the ordinary course of business.

The following table sets forth the related party transactions entered into for the time period presented:

(in millions of dollars)	2023	2022	2021
Net sales	$—	$—	$—
Purchases	$11	$17	$31
Selling, general and administrative expenses	$37	$48	$59

(in millions of dollars)	December 31, 2023	December 31, 2022
Trade receivables	$—	$—
Trade payables	$11	$14
Transactions with Iveco Group post-Demerger
CNH and Iveco Group post-Demerger entered into transactions consisting of the sale of engines from Iveco Group to CNH. Additionally, concurrent with the Demerger, the Companies entered into arms-length services contracts in relation to general administrative and specific technical matters, provided by either CNH to Iveco Group and vice versa as follows:
Master Service Agreements: CNH and Iveco Group entered into a two-year Master Services Agreement (“MSA”) whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services. Revenues from services provided under the MSA are presented as Finance, interest and other income on the Statement of Operations.
Engine Supply Agreement: in relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement (“ESA”) whereby Iveco Group will sell to CNH post-Demerger diesel, CNG and LNG engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as Cost of goods sold on the Statement of Operations.
Financial Service Agreement: in relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement (“FS MSA”), whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as Finance, interest and other income on the Statement of Operations.
The following table sets forth the related party transactions entered into with Iveco Group post-Demerger for the time period presented:

(in millions of dollars)	2023	2022	2021
Net revenues	$139	$48	$21
Purchases	$1,042	$930	$948
Selling, general and administrative expenses	$—	$—	$—

(in millions of dollars)	December 31, 2023	December 31, 2022
Trade receivables	$25	$21
Financial receivables from Iveco Group N.V.	$380	$298
Trade payables	$335	$184
Financial payables to Iveco Group N.V.	$146	$156

Transactions with Unconsolidated Subsidiaries and Affiliates
CNH sells agricultural and construction equipment and provides technical services to unconsolidated subsidiaries and affiliates such as CNH de Mexico SA de CV, Turk Traktor ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc. CNH also purchases equipment from unconsolidated subsidiaries and affiliates, such as Turk Traktor ve Ziraat Makineleri A.S.
The following table sets forth the related party transaction entered into for the time period presented:

(in millions of dollars)	2023	2022	2021
Net sales	$589	$400	$402
Purchases	$508	$554	$496

(in millions of dollars)	December 31, 2023	December 31, 2022
Trade receivables	$2	$—
Trade payables	$54	$100
At December 31, 2023 and 2022, CNH had pledged guarantees and commitments of its associated company for an amount of $37 million and $19 million, respectively, related to CNH Industrial Capital Europe S.a.S.
Note 22: Subsequent Events
The Company’s Board of Directors authorized a $500 million share buyback program under which the Company may repurchase its common shares commencing after the maturity or exhaustion of the limit of the existing $1 billion share buyback program in the open market or through privately negotiated or other transactions, including at the Company’s election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
On January 16, 2024, CNH Industrial Capital LLC repaid the principal amount of $500 million of its 4.200% unsecured note due in 2024.