Form 10-K/A
period 2023-12-31
CNH Industrial N.V.
filed 2024-03-19
CIK 1567094

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

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	Chicago, Illinois	34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of CNH INDUSTRIAL N.V. for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "Original Filing"). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, which provides that registrants may incorporate by reference certain information from a proxy statement filed with the SEC within 120 days after the end of the fiscal year. Accordingly, this Amendment is being filed solely to:
•     amend Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by and not included in such Items;
•     delete the reference on the cover of the Original Filing to the incorporation by reference of portions of our proxy statement into Part III of the Original Filing; and
• file new certifications of our Principal Executive Officer and Principal Financial Officer as Exhibits 31.1 and 31.2 in connection with the Amendment, dated as of the date hereof.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Filing. This Amendment speaks as of the date of the Original Filing and does not otherwise reflect events that may have occurred after the date of the Original Filing, nor does it modify or update any disclosures that may have been affected by events subsequent to the date of the Original Filing.

References to "CNH", "we", "us", "our" or "the Company" in this Amendment refer to CNH INDUSTRIAL N.V. together with its consolidated subsidiaries.

CNH INDUSTRIAL N.V.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers
Information regarding executive officers of the Company is set forth under “Information about our Executive Officers” at the end of Part I Item 1. Business of the Original Filing.
Directors
The names of our directors and executive officers and their ages, positions and biographies as of February 29, 2024 are as set forth below. Our executive officers are appointed by and serve at the discretion of our Board of Directors.

			Committee Memberships
Name, Age	Independence (for NYSE and Dutch Code purposes)	Joined CNH Board	Environmental, Social and Governance ("ESG")	Human Capital and Compensation ("HCC")	Audit
Elizabeth Bastoni, 58	Independent	2023	Member	Chairperson
Howard W. Buffett, 40	Independent	2020	Member	Member
Suzanne Heywood, 54		2016
Richard J. Kramer, 61	Independent	2023			Member
Karen Linehan, 65	Independent	2022			Chairperson
Alessandro Nasi, 49		2019	Chairperson	Member
Vagn Sørensen, 64	Independent	2020			Member
Åsa Tamsons, 42	Independent	2021			Member
Scott W. Wine, 56	CEO	2021
Elizabeth Bastoni, Director (Non-Executive Director—Independent), Member of the ESG Committee, Chairperson of the HCC Committee
Elizabeth Bastoni is respected as a credible voice for decision making in the boardroom. She demonstrates sound business judgment, an ability to focus on critical matters in complex situations and is grounded in the financial information that levers the business. Ms. Bastoni has expertise in establishing governance boundaries; enabling strategy development and execution; and leading effective oversight. Ms. Bastoni currently serves as Independent Lead-Director and Chair of the Nomination and Compensation Committee for France-based Euroapi, which was spun-out from parent Sanofi in May of 2022. She also serves as a director and Audit Committee member for Portugal based Jerónimo Martins. Elizabeth has also previously held a range of other board and committee leadership roles in Europe and the US. Prior to her Board service, Elizabeth served in C-suite and executive leadership positions at a number of large-scale, global organizations including Carlson, The Coca-Cola Company, Thales, Suez Environment and KPMG. Ms. Bastoni holds a BA degree with a concentration in Accounting from Providence College, Rhode Island. She has a degree from Paris Sorbonne Université (Paris IV) in French Civilization and studied Art History at the Ecole du Louvre in Paris. Born in 1965, American citizenship.
Howard W. Buffett, Director (Non-Executive Director—Independent), Member of the ESG Committee, Member of the HCC Committee
Howard W. Buffett was appointed Director of CNH in April 2020. He is a Professor at Columbia University's School of International and Public Affairs in New York, U.S.A., with research focused on ESG, sustainability, and impact measurement and management. He previously served on the Advisory Committee on Socially Responsible Investing, which advises the University's $15 billion endowment on social and environmental investment policies. Earlier in his career, Howard W. Buffett was the Executive Director of the Howard G. Buffett Foundation. He also held a variety of roles in the U.S. government, including in the U.S. Department of Defense, where he oversaw economic stabilization and redevelopment programs in Iraq and Afghanistan. For his work in Afghanistan, he received the Joint Civilian Service Commendation Award. Howard W. Buffett also served as Policy Advisor for the White House Domestic Policy Council and in the Office of the Secretary at the U.S. Department of Agriculture. Howard W. Buffett serves on several Corporate Boards and Advisory Boards including Toyota Motor North America, Inari Agriculture, REEF Technology, StateBook International and Reflection Analytics. He chairs the Advisory Council for Harvard University's International Negotiation Program and serves on several nonprofit Advisory Boards, including the Daugherty Water for Food Global Institute, the Learning by Giving Foundation, and the Chicago Council on Global Affair's Center on Global Food and Agriculture Panel of Advisors. Howard W. Buffett is also a former Term Member of the Council on Foreign Relations. A New York Times bestselling author, Howard W. Buffett holds a Bachelor of Science in Communications Science and Political Science from Northwestern University, U.S.A., a Master's in Public Policy and Administration in Advanced Management and Finance from Columbia University, U.S.A., and executive education certificates from Harvard Business School, U.S.A. Born in 1983, U.S. citizenship.
Suzanne Heywood, Chair (Executive Director)
Suzanne Heywood is the Chief Operating Officer of Exor. She first joined Exor as a Managing Director in 2016. Prior to that she worked at McKinsey & Company which she joined as an associate in 1997 and left as a Senior Partner (Director) in 2016. Suzanne co-led McKinsey's global service line on organization design for several years and also worked extensively on strategic issues with clients across different sectors. She has published a book, "Reorg," and multiple articles on these topics. Suzanne started her career in the U.K. Government as a Civil Servant in the U.K. Treasury. At the Treasury she worked as Private Secretary to the Financial Secretary (who is responsible for all direct taxation issues) as well as leading thinking on the Government's privatization policy and supporting the Chancellor in his negotiations at ECOFIN (the meeting of European Finance Ministers) in Brussels. Prior to that she studied science at Oxford University (BA) and then at Cambridge University (PhD). Lady Heywood is Chair of Iveco Group N.V., and of Shang Xia. She is also a non-executive director of Louboutin and The Economist. She grew up sailing around the world with her family recreating Captain James Cook's third voyage. Born in 1969, British citizenship.
Richard J. Kramer, Director (Non-Executive Director—Independent), Member of the Audit Committee
Mr. Kramer served as Chairman of the Board, Chief Executive Officer and President of The Goodyear Tire & Rubber Company (global manufacturer, marketer, and distributor of tires) from 2010 through January 2024. Mr. Kramer joined Goodyear in March 2000 and held various positions at Goodyear, including Chief Operating Officer from June 2009 to April 2010, President, North American Tires from March 2007 to February 2010, Executive Vice President and Chief Financial Officer from June 2004 to August 2007, Senior Vice President, Strategic Planning and Restructuring from August 2003 to June 2004, Vice President, Finance – North American Tires from August 2002 to August 2003, and Vice President - Corporate Finance from March 2000 to August 2002. Prior to joining Goodyear, Mr. Kramer was with PricewaterhouseCoopers LLP for 13 years, including two years as a partner. Mr. Kramer is a director of Whirlpool Corporation (a NYSE-listed company) and a member of its Corporate Governance and Nominating Committee and Human Resources Committee. Mr. Kramer also serves as a director of The Federal Reserve Bank of Cleveland, The Cleveland Clinic, The Cleveland Orchestra, and previously served as a director of the Sherwin-Williams Company from 2012 to 2022. Born in 1963, American citizenship.
Karen Linehan, Director (Non-Executive Director—Independent), Chairperson of the Audit Committee
Karen Linehan is a former Executive Vice President and General Counsel of Sanofi, a French global healthcare company, a role she held from 2007 – 2021. During this time Ms. Linehan supported multiple acquisitions and divestitures, complex litigations and government investigations as well as being a founding member of Sanofi’s Gender Balance Board. She joined Sanofi in 1991 and held roles of increasing importance including Assistant General Counsel from 1991 – 1996, International Counsel from 1996 – 2000 and Deputy Head of Legal Operations from 2000 – 2007. Prior to joining Sanofi, Karen Linehan was a Corporate Attorney at the New York-based legal firm Townley & Updike. She started her career in the Congressional Office of the Speaker of the US House of Representatives, the Honorable Thomas P. O’Neill, Jr. Ms. Linehan is currently a board member of Aelis Farma (France), a company which specializes in developing drugs targeting diseases of the brain, where she chairs the Audit Committee and serves as a member of the Remuneration Committee. She also sits on the board of Veon Ltd. (The Netherlands), a multinational telecommunication services company, where she serves as a member of the Audit Committee and the Nomination and Governance Committee. Ms. Linehan was a Non-Executive Director of The Global Antibiotic Research and Development Partnership (GARDP) (North America), a Non-Profit Organization which is focused on pursuing the development of treatments for drug resistant infections. Ms. Linehan holds a Bachelor of American Studies and a Juris Doctor (J.D.) degree in Law, both from Georgetown University in the U.S.A. Born in 1959, American and Irish citizenship.
Alessandro Nasi, Director (Non-Executive Director), Chairperson of the ESG Committee, Member of the HCC Committee
Alessandro Nasi started his career as a financial analyst in several banks, gaining experience at a division of UniCredit in Dublin, Ireland; PricewaterhouseCoopers in Turin, Italy; Merrill Lynch and JP Morgan in New York, U.S.A. He also worked as an Associate in the Private Equity Division of JP Morgan Partners in New York, U.S.A. Mr. Nasi joined the Fiat Group in 2005 as manager of Corporate and Business Development, heading the APAC division and supporting Fiat Group sectors in Asia Pacific. In 2007, Mr. Nasi was appointed Vice President of Business Development and a member of the Steering Committee of Fiat Powertrain Technologies. In 2008, he joined CNH in the role of Senior Vice President of Business Development and from 2009 to 2011 he also served as Senior Vice President of Network Development. In January 2011, he was also appointed Secretary of the Industrial Executive Council of Fiat Industrial, continuing in the role of Executive Coordinator to the successor Group Executive Council of CNH until January 2019. In 2013 he was appointed President Specialty Vehicles, a role he held until January 2019. Mr. Nasi is a Director of EXOR N.V., Chairman of Comau, Director of Iveco Group and Chair of its ESG Committee and member of its HCC Committee. He is Chairman of Iveco Defence (an affiliate of Iveco Group) and Chairman of Astra Veicoli Industriali (an affiliate of Iveco Group). Since 2019, he is a member of the Advisory Board of the Lego Brand Group and since May 2023 he is Chairman of GVS S.p.A. In October 2022, he was appointed member of the Board of Istituto Italiano di Tecnologia and member of the Strategic Advisory Board of 3 Boomerang Capital LLC. Mr. Nasi obtained a degree in Economics from the University of Turin. Born in 1974, Italian citizenship.
Vagn Sørensen, Director (Non-Executive Director—Independent), Member of the Audit Committee
Vagn Sørensen was appointed Director of CNH in April 2020. He has spent the majority of his executive career in the aviation industry. After a 17-year career with Scandinavian Airlines, where he held the position of deputy CEO, from 2001 to 2006 he served as the CEO of Austrian Airlines. Following this, he has pursued a career as an Independent Director, primarily in the leisure, hotel and aviation sectors. His appointments, however, also encompass additional sectors including software development, telecommunications and heavy machinery. Mr. Sørensen can draw on over 20 years’ experience in private equity, primarily gained with EQT. Mr. Sørensen is currently Chairman of Vakantie Discounter, Big Bus Tours, Air Canada and Scandlines. He serves as an Independent Director on the Board of Royal Caribbean Cruises. He also sits on the Boards of Parques Reunidos and is a member of the Board of Trustees of the Rock’n Roll Forever Foundation. Mr. Sørensen has previously been the Chairman of F L Smidth A/S, SSP Group Plc, British Midland Airways, Scandic Hotels Group, Automic Software, Bureau van Dijk, KMD and Flying Tiger Copenhagen. He was a Member of the Supervisory Board of Lufthansa Cargo, Deputy Chairman of DFDS, Chairman of the Association of European Airlines, a Member of the Board of the International Air Transport Association (IATA) and was Chairman of TDC A/S, the Danish incumbent telecommunications operator. Mr. Sørensen attended the Aarhus Business School in Denmark, and obtained a Master of Science degree in Economics and Business Administration. Born in 1959, Danish citizenship.
Åsa Tamsons, Director (Non-Executive Director—Independent), Member of the Audit Committee
Åsa Tamsons is a Senior Vice President and Head of Business Area Enterprise Wireless Solutions at Ericsson where she is also a member of the Company's Executive Team. Ms. Tamsons primary focus is to establish Ericsson’s Enterprise Business and make 5G solutions pervasive in the enterprise segments. Ms. Tamsons’ business portfolio is focused on 5G based networking and security solutions to Enterprises. The business includes Cradlepoint – the US-based market leader in Wireless WAN Edge solutions serving 65,000+ enterprise customers around the world, Ericsson’s Private 5G Network business with products used by industry companies and the public safety sector, and an emerging enterprise security business offering unified SASE solutions to enterprises. Previously, between 2018-2023, Ms. Tamsons held the role as Head of Business Area Technologies and New Businesses at Ericsson, with focus on driving growth in new business areas and creating new revenue streams for Ericsson, with emphasis on SaaS and software centric connectivity offerings. Her business portfolio included Ericsson’s world-leading IPR & Licensing business, the global number portability leaders, iconectiv- and a number of growth businesses in the fintech, adtech, enterprise connectivity and security markets. Between 2018-2020, Ms. Tamsons was also responsible for Ericsson's Group Strategy, M&A and Corporate Venture Capital investments. Ms. Tamsons joined Ericsson as a Partner from McKinsey where between 2006-2017 she served tech, telecom and industrial companies around the world. She has worked across the world and during her career has been based in Stockholm, Paris, Singapore, San Francisco and Sao Paulo. Ms. Tamsons holds a Master of Science in Business Administration from the Stockholm School of Economics in Sweden. Born in 1981, Swedish citizenship.
Scott W. Wine, Chief Executive Officer (Executive Director)
Scott W. Wine is the Chief Executive Officer of CNH and an executive director on the Company's Board. Leading a workforce of circa 40,000 across the globe, Mr. Wine assumes complete accountability for the Company's results, whilst ensuring it delivers them in accordance with the highest ethical standards. His focus is on best supporting CNH's dealers and customers through a diverse and inclusive workforce, industry leading technology, exceptional safety and quality, and unmatched innovation. Mr. Wine has an exceptional track record as a proven leader, with both considerable international experience across a variety of industries, and extensive mergers and acquisitions expertise in the U.S., Europe and Asia. Prior to joining CNH in 2021, he was Chairman and CEO of Polaris Inc., a manufacturer of off-road vehicles, electric cars, motorcycles, snowmobiles and boats. He joined Polaris in 2008 as Chief Executive Officer and was named Chairman in 2013. In 2007, Mr. Wine joined UTC Fire and Security, a subsidiary of United Technologies Corporation, as President of Fire Safety America. From 2003 to 2007 he held positions of increasing importance across a range of Danaher Corporation companies, serving as President of Jacobs Vehicle Systems, a commercial truck braking systems manufacturer, from 2003 until 2006, when he became President of The VeederRoot Co., a manufacturer of fuel-tank measuring equipment. In 1996 Mr. Wine joined Allied Signal Corp, a US aerospace, automotive and engineering company. Following its 1999 acquisition of Honeywell, in 2001 Wine assumed the role of Managing Director of Honeywell Aerospace GmbH, based in Germany, before being appointed Vice President of the European Engine Services Division. From 1989 to 1996 he served as a supply officer in the United States Navy. Mr. Wine holds an MBA from the University of Maryland and a bachelor's degree from the United States Naval Academy. He serves on the Boards of US Bancorp (a NYSE-listed company) and the U.S. Naval Academy Foundation. Born in 1967, he holds American citizenship.

Board Practices

CNH is a company, incorporated under the laws of the Netherlands, initially formed from a business combination of Fiat Industrial S.p.A. and CNH Global N.V. consummated on September 29, 2013. On January 1, 2022, the On-Highway business, now known as Iveco Group, was separated from the Company and became a public listed company independent from the Company through a demerger under Dutch law. CNH qualifies as a foreign private issuer under the applicable rules of the SEC and its common shares are listed on the NYSE.

We are subject to, among other things, the laws of the Netherlands and the laws and regulations applicable to foreign private issuers in the U.S., the Dutch Corporate Governance Code (the "Dutch Code"), and the NYSE listing standards, which are of particular significance to our corporate governance. In accordance with the NYSE Listed Company Manual, we are permitted to follow home country practice with regard to certain corporate governance standards. In accordance with the article 3, paragraph 1 of the Dutch Decree on establishing further rules regarding the content of the annual report (Besluit van 23 december 2004 tot vaststelling van nadere voorschriften omtrent de inhoud van het jaarverslag, the Decree) (the “Board Report Further Content Decree”), in the Corporate Governance section of our Dutch Annual Report we include a statement relating to our compliance with the principles and best practices of the Dutch Code, including a description and motivation of deviations from the Dutch Code. The significant differences between our corporate governance practices and those required for domestic U.S. listed companies by the NYSE listing standards are described on our website.

The Board, as a one-tier board structure under Dutch law comprising of both executive directors and non-executive directors, has collective responsibility for the strategy of the Company. During 2023, the Board reviewed and discussed with management, among other things, the Company’s strategy, and the sustainable long-term value creation strategies of the Company’s Agriculture, Construction, and Financial Services segments and their deployment in the regions.
All Board members are expected to attend not less than 75% of all Board and Committee meetings. In addition, Non-Executive Directors are limited to being on not more than four (4) boards of other public companies.
The Board met five times during 2023. During 2023, all incumbent directors attended 75% or more of the meetings of the Board and committees on which they served. Overall attendance at Board meetings was 98%.

At this time, we do not have a policy regarding the Board members’ attendance at annual general meetings of shareholders. Directors followed the 2023 Meeting via live webcast.
Board Composition and Leadership Structure
The positions of Chief Executive Officer and executive Chair of the Board are held by two different individuals (Scott W. Wine and Suzanne Heywood, respectively). This structure allows our Chief Executive Officer to focus on our day-to-day business while our Chair provides advice to and exercises executive oversight of management. The Board appointed Mr. Vagn Sørensen as Senior Non-Executive Director, the non-executive chair for purposes of Section 2:129a(1) of the Dutch Civil Code and best practice provision 5.1.3, and in compliance with best practice provision 2.1.9, of the Dutch Code. The Senior Non-Executive Director is responsible for the proper functioning of the Board and its Committees.

The non-executive directors believe that in consideration of the size of the Company, the complexity and specific characteristics of the segments in which it operates, and the worldwide presence of its business, an adequate and diversified mix of skills, experience and cultures and other diversity factors are necessary prerequisites to achieve a Board having the appropriate diversification and collegial capabilities, also assured by an appropriate balance between the number of executive directors and non-executive directors. Independent Directors – identified as such both pursuant to NYSE and Dutch Code provisions – have an essential role in protecting the interests of all stakeholders and in the proper composition and functioning of the Board Committees, further described below. It is generally recognized that more diverse boards are more effective in performing their monitoring and advisory activities, due to the variety of professional experience, perspectives, insights, skills, and connections to the outside world that diversity can add. Accordingly, the Board will continue to actively seek diverse candidates for possible appointment to the Board. In 2023, the Board adopted a Policy on Diversity and Inclusion as required by the Dutch Code. The Policy provides that in light of the size of the Company, the complexity and specific characteristics of the segments in which it operates and the geographic distribution of its businesses, the Board should be composed of individuals with skills, experience, and cultural background, both general and specific, acquired in an international environment and relevant to an understanding of the macro-economy and global markets, more generally, as well as the industrial and financial sectors, more specifically. An appropriate and diversified mix of skills, professional backgrounds, and diversity factors (inclusive of age, nationality, religious or personal beliefs, political opinion or belonging to other protected groups) are fundamental to the proper functioning of the Board as a collegial body.
The ESG Committee periodically assesses the skills, experience and other attributes of the individual Directors with a view toward ensuring an appropriate level of diversity and ensuring the Directors have the necessary expertise to fulfill their respective duties. In 2023, the ESG Committee conducted such an assessment in connection with its evaluation of candidates to be recommended to the Board for nomination of (re)appointment as a Director.

Board Diversity
Our director nominees exhibit a diversified mix of skills, experience, cultures, diversity and perspectives:

GENDER DIVERSITY	BOARD REFRESHMENT	INDEPENDENCE
2023: Elizabeth Bastoni 2023: Richard J. Kramer 2022: Karen Linehan 2021: Scott W. Wine
AVERAGE TENURE:(1)		AVERAGE AGE:(1)
3.5 YEARS		54 YEARS
(1) As of the date of this Notice of Meeting and Proxy Statement.

DIVERSE AND BALANCED MIX OF ATTRIBUTES AND EXPERIENCE

GLOBAL EXPERIENCE	CEO / LEADERSHIP	CORPORATE GOVERNANCE / BOARD OF DIRECTORS EXPERIENCE	FINANCE & ACCOUNTING
100%	78%	89%	78%

GOVERNMENT & REGULATORY AFFAIRS	RISK MANAGEMENT	TECHNOLOGY & INNOVATION	INDUSTRY
44%	56%	56%	78%

Board’s Role in Risk Oversight

The Board believes that Risk management is integral to the achievement of its long-term business plan. The Board, directly and through its committees, is responsible for monitoring risks that affect CNH.

CNH’s Enterprise Risk Management (“ERM”) framework is designed to assist in the identification, evaluation and prioritization of business risks (including environmental, social, and governance risks), followed by a coordinated and balanced application of resources to minimize, monitor, and control the probability or impact of adverse events or to maximize the realization of opportunities. CNH’s ERM processes are aligned with the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published framework, as well as the principles of the Dutch Code, further adapted for specific business requirements by incorporating Company management knowledge and best practices identified by third-party risk consulting firms. CNH’s ERM framework has identified 43 primary enterprise risks, further broken down into 134 specific risk drivers. Primary risk drivers include a number of significant topics, such as business strategies and operations, competitive factors, social responsibility and environmental issues, and regulatory compliance. The process follows a bottom-up analysis starting at the business unit level, with risk survey completion by business and function leaders worldwide, followed by cross-functional reviews, one-on-one interviews with the Global Leadership Team, presentations and risk assessment discussions with the Audit Committee of the Board, and review and discussion with the Board. Direct feedback received from each of these layers up to and including the Board is then used to identify and develop risk mitigation activities as necessary within the business or functional area, which are deployed by management.
Board Committees
Our Board has established an Audit Committee, a HCC Committee and an ESG Committee. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee
Our Audit Committee currently consists of Ms. Linehan (Chairperson), Mr. Kramer, Mr. Sørensen and Ms. Tamsons, all of whom are independent, non-executive directors. Under the Audit Committee Charter, the Audit Committee is elected by the Board and is comprised of at least three members who may be appointed for terms of up to two years, each of whom must be a non-executive director. Member of the Audit committee may be reappointed. Audit Committee members are also required (i) not to have any material relationship with the Company or to serve as auditors or accountants for the Company, (ii) to be “independent”, under the NYSE rules, Rule 10A-3 under the Exchange Act and the Dutch Code, and (iii) to be “financially literate” and have “accounting or selected financial management expertise” (as determined by the Board). At least one member of the Audit Committee shall be a “financial expert” as defined in the rules of the SEC and best practice provisions of the Dutch Code. Our Board has determined that Richard Kramer, Vagn Sørensen and Åsa Tamsons are audit committee financial experts. No Audit Committee member may serve on more than two audit committees for other public companies, absent a waiver from the Board. Unless decided otherwise by the Audit Committee, the independent auditors of the Company, as well as the Chief Financial Officer of the Company, attend its meetings.

The Audit Committee is responsible for, among other things, assisting the Board’s oversight of: (i) the integrity of the Company’s financial statements, (ii) the Company’s policy on tax planning, (iii) the Company’s financing, (iv) the Company’s application of information and communication technology, (v) the systems of internal controls that management and the Board have established, (vi) the Company’s compliance with legal and regulatory requirements, (vii) the Company’s compliance with recommendations and observations of internal and external auditors, (viii) the Company’s policies and procedures for addressing certain actual or perceived conflicts of interest, (ix) the independent auditors’ qualifications, independence, remuneration and any non-audit services for the Company, (x) the performance of the Company’s internal audit function and of the independent auditors, (xi) risk management guidelines and policies, and (xii) the implementation and effectiveness of the Company’s ethics and compliance program. The Company has established a separate department for the internal audit function and the head of the internal audit function reports to the Audit Committee, which reviews and approves the annual internal audit plan.

During 2023, the Audit Committee, reviewed and discussed the annual and quarterly financial statements (and the independent auditors’ review or audit thereof), the key risks and controls relating to the Company’s information systems including cybersecurity, the appropriateness and completeness of the Company’s system of internal control, the performance of the Company’s internal audit function, the performance of the Company’s independent public auditors, legal matters facing the Company, and the implementation and effectiveness of the Company’s ethics and compliance program.

The Audit Committee met eight times during 2023. Overall attendance at The Audit Committee meetings was 96%.

The Charter for the Audit Committee is available on our web site (www.cnh.com).
HCC Committee
Our HCC Committee currently consists of Ms. Bastoni (Chairperson), Mr. Buffett and Mr. Nasi. All the members of the HCC Committee are non-executive directors and all, other than Mr. Nasi, meet the requirements of independence in the current NYSE and SEC rules and regulations and the Dutch Code.

The HCC Committee is responsible for, among other things, assisting the Board in: (i) determining executive compensation consistent with the Company’s Remuneration Policy, (ii) reviewing and recommending for approval the compensation of executive directors, (iii) administering equity incentive plans and deferred compensation benefit plans, (iv) discussing with management the Company’s policies and practices related to compensation and issuing recommendations thereon, (v) talent development/talent management and succession plans for the Global Leadership Team, (vi) the Company’s policies and initiatives related to equal employment opportunity, as well as diversity, equity and inclusion, and (vii) the Company’s programs designed to measure and improve overall employee engagement.

The HCC Committee met five times during 2023. Overall attendance at The HCC Committee meetings was 92%.

The Charter for the HCC Committee is available on our web site (www.cnh.com).
Compensation Committee Interlocks and Insider Participation
During 2023, no member of our HCC Committee was an employee or officer or former officer of CNH or had any relationships requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the Board or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board or our HCC Committee during 2023.
ESG Committee
Our ESG Committee currently consists of Mr. Nasi (Chairperson), Ms. Bastoni, and Mr. Buffett. All members of the ESG Committee are non-executive directors and all, other than Mr. Nasi, meet the independence in the current NYSE and SEC rules and regulations and the Dutch Code.

The ESG Committee is responsible for, among other things, assisting the Board with: (i) the identification of the criteria, professional and personal qualifications for candidates to serve as directors of the Company, (ii) periodic assessment of the size and composition of the Board, (iii) periodic assessment of the functioning of individual Board members and reporting on this to the Board, (iv) proposals for appointment of executive and non-executive directors, (v) supervision of the selection criteria and appointment procedure for senior management, (vi) overseeing and evaluating the policies, procedures, and practices related to the environment health and safety of Company employees, (vii) monitoring and evaluating reports on the Company’s sustainable development policies and practices, management standards, strategy, performance and governance globally, and (viii) reviewing, assessing and making recommendations as to strategic guidelines for sustainability-related issues, and reviewing the Company’s annual Sustainability Report.

The ESG Committee met five times during 2023. Overall attendance at the ESG Committee meetings was 88%.

The Charter for the ESG Committee is available on our web site (www.cnh.com).

Code of Ethics

Our Board has adopted a Code of Conduct which is applicable to all employees, officers and directors, including our principal executive officer, principal financial officer and the principal accounting officer and controller. Our Code of Conduct is intended to meet the definition of “code of ethics” under the SEC rules and regulations. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings. Our Code of Conduct is posted on our website, www.cnh.com, and may be found as follows: from our main page, first click on “Our Company”, then on “Governance” and then on “Code of Conduct.”
Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

None.

Shareholder Engagement

As an international company, with a global shareholder base, we believe that it is important for us to understand and consider the diverse views of our shareholders and other stakeholders. Through various forms and levels of engagement, we solicit input from shareholders. CNH remains committed to maintaining an ongoing dialogue with our major stakeholders and reaching out to shareholders to consider their views.

Communications with the Board

The Company encourages shareholders and other interested persons to communicate with members of the Board. Any person who wishes to communicate with a particular director or the Board as a whole, including the Chair or Senior Non-Executive Director or any other independent director, may write to those directors in care of Corporate Secretary, CNH Industrial N.V., Cranes Farm Road, Basildon, Essex SS14 3AD United Kingdom. The correspondence should indicate the writer’s interest in the Company and clearly specify whether it is intended to be forwarded to the entire Board or to one or more particular directors. The Corporate Secretary will forward all correspondence satisfying these criteria.

Hedging Policies

Our Insider Trading Policy describes our policies with respect to the trading of our equity securities and applies to our directors, officers, other employees and members of the households and immediate family members of any of our directors, officers and other employees (collectively, the “Insiders”). Under the Insider Trading Policy, Insiders and any person acting on their behalf are prohibited from purchasing any financial instruments (such as prepaid variable forward contracts, equity swaps, collars or exchange funds) or otherwise engaging in any transactions that hedge or offset any decrease in the market value of the our equity securities or limit our equity securities’ holders ability to profit from an increase in the market value of our equity securities. Because a margin or foreclosure sale may occur at a time when the Insider is aware of material nonpublic information or otherwise are not permitted to trade in our equity securities, Insiders are prohibited from holding our equity securities in a margin account or pledging our equity securities as collateral for a loan.

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
Item 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion & Analysis (“CD&A”) provides our shareholders and other stakeholders with information about CNH’s performance, compensation framework, compensation decisions and associated governance for our Named Executive Officers (“NEOs”) in 2023. Notwithstanding its status as a foreign private issuer, CNH, as part of a commitment to transparency and shareholder engagements, has voluntarily chosen to include a CD&A that combines the disclosures required under Dutch law and the Dutch Code in the remuneration section of our annual report, with the disclosure of information required of U.S. domestic filers (for example, the compensation of certain executive officers who are not members of our Board).

Scott W. Wine	Oddone Incisa	Derek Neilson	Stefano Pampalone	Marc Kermisch
Chief Executive Officer	Chief Financial Officer	President, Agriculture	President, Construction	Chief Digital and Information Officer
(“CEO”) (Executive Director on the Board of CNH)	(“CFO”)

Table of Contents
•Year in Review
◦Performance Highlights
◦Aligning Pay and Performance
◦CEO Compensation
•Compensation Design
◦Compensation Philosophy
◦Strategic Alignment
◦Compensation Framework
◦Compensation Policies and Practices
•Compensation Governance
◦Role of the HCC Committee
◦Use of Market Data
◦Compensation Risk
•2023 Compensation Decisions and Outcomes
◦Base Salary
◦Annual Cash Incentives
◦Equity Incentives
◦Benefits
•Additional Information
◦HCC Committee Report
◦Executive Compensation Tables
◦Benefits
◦Potential Payments upon Termination or Change in Control
◦Fiscal 2023 Pay versus Performance (PvP)
◦Fiscal 2023 Pay Ratio
◦Compensation of Directors
◦Disclosures According to Dutch Civil Code and Dutch Corporate Governance Code

Annual Bonus	2023 Equity Awards
Based 100% on corporate performance for CEO; based on a combination of corporate and individual performance for other NEOs	CEO target equity awards are delivered 75% in Performance Share Units (“PSUs”) and 25% in Restricted Share Units (“RSUs”); other NEOs equity awards are delivered 67% in PSUs and 33% in RSUs
Corporate performance assessed based on Consolidated Adjusted EBIT Margin %, Consolidated Revenue @CC $, Cash Conversion Ratio %, CO2 Emissions %, and Accident Frequency Rate	Corporate performance for PSUs assessed based on Cumulative Adjusted Diluted Earnings Per Share (EPS), Average Industrial Return on Invested Capital (RoIC), and Cumulative Relative Total Shareholder Return (TSR)
Awards vest following a three-year performance and/or service period
Year in Review
Performance Highlights
In its second full year as a pure-play agriculture and construction business, the Company delivered record full year revenue and EBIT margins across both Agriculture and Construction segments, while the Financial Services segment achieved a record receivable portfolio balance and segment net income, bringing the consolidated company to achieve record net income and earnings per share. Headwinds from a slowing agriculture cycle, higher interest rates, and commodity price fluctuations created lower demand in some key markets, especially in South America. Given these conditions, the Company has been proactive in taking actions to drive cost reductions in the production system, initiated a comprehensive reduction plan to reduce selling, general, and administrative (SG&A) expenses, and drove margin expansion through disciplined commercial execution. Tireless efforts to simplify the company, expand through-cycle margins, and integrate world-class technology with great iron drives operational excellence. Furthermore, the Company prioritized investments in quality improvement and network development. Even in this challenging year, the Company returned an unprecedented $1.2 billion to shareholders through dividends and share repurchases.
The Company also continues to integrate recent acquisitions and is sustaining elevated investments in R&D relative to prior years, seeking to further its technological advancements and reaffirm a commitment to digital integration and enhancement. The Company launched 72 new products in 2023 and won several significant industry awards including the only Gold Innovation Medal at Agritechnica, seven AE50 awards from the American Society of Agricultural and Biological Engineers, and four Good Design awards. Additionally, the Company placed in the top 5% of over 9,000 companies rated in S&P’s Global Corporate Sustainability Assessment and took second place overall in the Dow Jones World Index in the machinery and electric component category.

Over the last three years, under the leadership of CEO Scott Wine, the Company has achieved strong revenue growth (80th percentile) and net income (90th percentile) relative to companies in both the S&P 500 and S&P 500 Industrials indexes. The Company’s rating was also raised in 2023 to BBB+ by S&P Global Ratings. These results, and the momentum generated for future business cycles, position the Company to continue creating value for shareholders, dealers, end customers, and team members.
Aligning Pay and Performance
The Company’s business strategy includes enhancing culture, continuously improving productivity, and relentlessly innovating to drive profitable growth for customers, employees, shareholders, and all stakeholders. CNH’s compensation program is designed to motivate employees to execute this strategy.
Based on the Scorecard summarized below and detailed further in the balance of this CD&A, the payout factors in respect to 2023 performance was 90.7% of target for the Company Bonus Plan and 183.3% of target for the PSU portion of the 2021-2023 Long-Term Incentive Plan.

2023 Company Bonus Plan Measure	Weight	Target	Actual	Actual vs. Target	Weighted Payout Factor
Consolidated Adjusted EBIT Margin %	40%	12.7%	13.1%	Exceeded Target	45.0%
Consolidated Revenues @ CC(1) ($M)	20%	$25,418	$24,651	Below Target	16.6%
Cash Conversion Ratio %	20%	70.0%	52.6%	Below Threshold	0.0%
CO2 Emissions %	10%	-30.0%	-35.5%	Exceeded Target	20.0%
Accident Frequency Rate(2)	10%	0.141	0.100	Exceeded Target	9.0%(3)
Company Performance Payout Factor		100.0%			90.7%
(1)At constant currency.
(2)Accident Frequency Rate has a declining goal value for maximum payout, so a value lower than target indicates that the achievement level exceeded target.
(3)Discretionary downward adjustment made in Accident Frequency Rate Weighted Payout Factor.

2021-2023 Long-Term Incentive Plan Measures	Weighting	Target	Actual	Actual vs. Target	Weighted Payout Factor
Cumulative Adjusted Diluted Earnings per Share (EPS)	50%	$2.09	$4.44	Exceeded Target	100.0%
Average Industrial Return on Invested Capital (RoIC)	50%	10.1%	18.9%	Exceeded Target	100.0%
2021 Relative Total Shareholder Return (TSR)	+/-25% Modifier, weighted at 33%	Ranked at Peer Group Median	Ranked 1st in Peer Group	Exceeded Target	125%
2022 - 2023 Cumulative Relative Total Shareholder Return (TSR)	+/-25% Modifier, weighted at 67%	Ranked at Peer Group Median	Ranked 13th in Peer Group	Below Target	75%
Company Performance Payout Factor		100.0%			183.3%
CEO Compensation
Mr. Wine was appointed as CEO of CNH in 2021 and his target compensation is fixed for a period of five years, with all at-risk variable pay earned based on quantitative, objective, and quantifiable company performance. 90% of Mr. Wine’s target compensation is variable in nature, with 70% of his target compensation coming in equity grants that must be held for a minimum of five years following the date of grant, further solidifying long-term shareholder alignment.
In 2021, Mr. Wine purchased 200,000 common shares of the Company and purchased an additional 150,000 shares in 2022. He held 100% of the 289,119 shares that vested in 2022 and the 289,120 shares that vested in 2023 from LTI grants, electing to pay 1.98 million in cash to cover tax withholding in lieu of selling shares in both 2022 and 2023. In December 2023, he invested an additional $5.54 million under the company’s nonqualified deferred compensation plan. The Company’s share ownership guidelines and executive compensation practices ensure that this alignment with shareholders’ interests will continue over time. Mr. Wine’s share ownership significantly exceeds the threshold required by the guidelines, and investment of his own money in the Company’s stock demonstrates the alignment between Mr. Wine’s and the shareholders’ interests during his tenure.

CEO Target Annual Direct Compensation ($M)
Salary
Bonus
Equity PSU
Equity RSU
$3.4, 20%
LTI: $12.0, 70%
$1.7, 10%
$9.0, 53%
$3.0, 17%

Mr. Wine’s annual and long-term incentive payouts are based primarily on company performance payout factors, which are comprised of objective quantitative performance goals. Based on the achievements summarized above and detailed further in the CD&A, Mr. Wine earned an annual incentive equivalent to 90.7% of target and a PSU equivalent to 183.3% of target in 2023.
Compensation Design
Compensation Philosophy
CNH has a pay-for-performance culture that drives long-term value creation. Market-competitive pay is offered to recruit, motivate, and retain talent. Challenging strategic goals, aligned with the industry’s cyclical nature, are set to reinforce a commitment to profitable growth, the environment, and sustainability. Executive compensation is highly variable, rewards performance, and aligns with stakeholder interests. Share ownership guidelines build long-term commitment and alignment with shareholders.
The compensation philosophy and programs are designed to instill a strong performance culture through pay for performance, rigorous performance management, and incentives aligned with company goals. The policy is reviewed and updated on a consistent basis to focus on shareholder value creation, ensure alignment with stakeholder interests, perform comparisons against key competitors, and reference market best practices related to compensation design.

Principle	How we achieve this at CNH
Pay for Performance
Compensation is based on merit, considering Company performance, individual performance, and promotion of Company values.
A majority of NEO compensation is delivered through short and long-term at-risk elements.

Provide Competitive Compensation	Compensation levels are set to be competitive relative to a clearly defined, comparable, market-reference peer group targeting a median revenue broadly aligned with the Company.
Support Business Strategy & Goal Alignment	Compensation is linked to achievement of goals that align with our objectives.
Ensure Business Cycle Alignment	Driving toward alignment with other companies in the industry given the cyclical nature of agriculture and construction businesses.
Commitment to Sustainability	ESG-centric quantitative metrics are incorporated into bonus calculations for salaried participants. LTI participants have sustainability components tied to individual performance goals. Engagement surveys are conducted regularly covering the salaried population, with strategic adjustments and actions taken following results.
Align with Stakeholders’ Interests
Performance goals align with the interests of our shareholders and other stakeholders. LTIs are delivered in Company stock, with PSUs subject to a relative TSR modifier.
Shareholder ownership guidelines reinforce long-term thinking and a focus on sustainable value creation.

Principle	How we achieve this at CNH
Comply with Regulations & Policies	Incentive-based compensation paid to executive officers are subject to the Company’s Compensation Recovery Policy.
Support Share Ownership	Members of the Global Leadership Team (GLT) are subject to share ownership guidelines. Discretionary LTI awards are granted to select individuals in the talent pipeline and technical functions, representing over 35% of participants.
Strategic Alignment
Five priorities underpin the Company’s strategic roadmap and are reflected across our compensation programs. The measures impacting compensation programs, especially regarding annual bonus and PSU awards, seek to align NEO compensation with a commitment to drive results for all stakeholders.

Strategic Priorities
	Customer Inspired Innovation	Technology Leadership	Brand & Dealer Strength	Operational Excellence	Sustainability Stewardship
Financial Measures
Annual Bonus
Consolidated Adjusted EBIT Margin % Measures success in optimizing productivity and focuses on profitable product and services sales mix	X	X	X	X	X
Consolidated Revenues @ Constant Currency $ Measures success in boosting customer demand for our products	X	X	X	X
Cash Conversion Ratio % Measures success in working capital management and encourages informed capital expenditure decision-making				X	X
PSUs
Cumulative Adjusted Diluted EPS Measures success in delivering bottom-line earnings	X	X	X	X	X
Average Industrial Return on Invested Capital Measures success in efficiently using capital	X	X		X	X
Cumulative Relative TSR Measures success in delivering superior market returns	X	X	X	X	X

Environmental, Social, & Governance (“ESG”) Measures
Annual Bonus
CO2 Emissions % Measures success in promoting energy efficient operations	X	X		X	X
Accident Frequency Rate Measures success in improving workplace safety and encourages accountability for preventative action				X	X
Compensation Framework
The following table summarizes the fundamental purpose and features of our core compensation elements for our NEOs in 2023.

2023 Target Compensation Mix
Element and Purpose	CEO	Other NEOs(1)	Key Features and Pay for Performance Rationale
Base Salary Attract and retain well-qualified executives; provide sufficient fixed pay to discourage inappropriate risk- taking.			Fixed cash compensation Set based on the NEO’s role, market data, skills, geographic scope, and prior experience

2023 Target Compensation Mix
Annual Bonus Focus and drive near-term business priorities; motivate achievement of objectives critical to annual operating and strategic plans, safety, and sustainability.
At risk variable cash compensation
No change from 2022
Earned based on achieving quantifiable performance objectives
For any incentive to be earned, a minimum level of Consolidated Adjusted EBIT Margin % must be achieved
No guaranteed minimum
Threshold provides for 30% of the target opportunity
Maximum capped at 200% of the target opportunity
CEO’s incentive is based 100% on Company performance; other NEOs’ incentives are based on a combination of Company performance and an individual performance modifier range of 0%-125%
Subject to the Compensation Recovery Policy (clawback)(2)

Long-Term Equity Incentives
Encourage achievement of long-term strategic objectives; encourage stock ownership and retention; motivate sustainable value creation; align NEOs’ interests with those of shareholders.

Incentive linked to long-term value creation
No change from 2022 in mix of awards, vesting schedule, and maximum payout levels, adjusted 2023-2025 thresholds per market practice
Combination of PSUs (75% CEO; 67% other NEOs) and RSUs (25% CEO; 33% other NEOs)
At-risk variable PSUs earned based on achievement of quantifiable performance objectives, with the maximum number of shares that can be earned capped at 200% of target
CEO awards subject to five-year holding period from the date of grant
Subject to the Compensation Recovery Policy (clawback)(2)

Benefits and Contractual Agreements Attract and retain well- qualified leaders by providing post-employment security and other benefits.
See Benefits Summary table by NEO in the Benefits Section
Alignment with local market norms extended to other employees
Certain provisions and contractual terms for certain Global Leadership Team members

(1)“Other NEOs” column reflects the average for the non-CEO NEOs calculated in local currency.
(2)No variable remuneration has been clawed-back, and no variable remuneration has been adjusted retroactively from Executive or Non-Executive Directors or Other NEOs as no relevant occurrence was identified.
Compensation Policies and Practices
The compensation framework is supported by various Company policies and practices that further support the compensation philosophy and reflect CNH’s high corporate governance standards. The policies also reflect the global nature of the executive leadership team and are designed to align with local market norms where relevant.

Set challenging performance targets with pre-determined stretch goals set at the beginning of the performance period
Pay for performance, balancing short- and long-term time horizons, conducting scenario analyses to assess alignment
Deliver the majority of NEO compensation in the form of at-risk, performance-based pay
Maintain robust share ownership guidelines
Apply a clawback policy to all incentive pay
Consider pay ratios when establishing NEO compensation
Operate a simple, transparent structure with goals, values and performance management that cascades through the Company
Double trigger equity treatment applies on a change in control
Apply a five-year holding period to CEO equity awards from the date of grant
Encourage prudent risk taking and design programs that do not encourage unnecessary or excessive risk

Apply caps to incentive payouts (200% of target) and permit no payout for performance below threshold
Prohibit guaranteed compensation and loans for NEOs
Avoid excessive compensation practices
Engage with our shareholders to inform decision making
Compensation Governance
Role of the HCC Committee
The Human Capital & Compensation Committee (the "HCC Committee") is comprised of three directors, two of whom are independent; independence of all the members of the Committee is not required per foreign private issuer status. The directors are responsible for oversight of executive compensation, the Company’s remuneration policy, compensation of non-executive directors, and broader human capital management matters, in accordance with Dutch laws and the Dutch Corporate Governance Code (the "DCGC").
In undertaking its role, the HCC Committee has continued interaction with the CEO, Executive Chair, and other members of the Global Leadership Team, including the Chief Human Resources Officer (the “CHRO”) and Head of Total Rewards. No individual is present when the HCC Committee considers and discusses matters concerning such individual’s compensation. The Company also engages a compensation consultant, WTW, who routinely provides support to the HCC Committee upon request, across a broad range of compensation matters, inclusive of peer group development, market benchmarking, and incentive compensation design. The HCC Committee invites WTW to attend meetings at the Committee’s discretion.
Use of Market Data
The Company periodically benchmarks its executive and NEO compensation programs utilizing a pre-approved peer group. In 2022, the HCC Committee approved a revised peer group, reflective of CNH’s size and primary industry classification (the “2022 Compensation Peer Group”). The Company has retained the same peer group for 2023 (the “2023 Compensation Peer Group”).
Although CNH is headquartered in the U.K., the U.S. market has a prominent impact on the business. This is evidenced by a strong commercial presence in the U.S., robust returns generated by such presence, a high concentration of peer companies and competitors in the U.S., relevant talent markets, and nationalities represented in the leadership team. Accordingly, the compensation peer group appropriately reflects this reality.
As in 2022, the 2023 Compensation Peer Group is comprised of a combination of companies based in the U.S. and Europe with a view to positioning CNH around the median of key financial scoping criteria, primarily revenue and market capitalization. When the current Compensation Peer Group was approved by the HCC Committee in 2022, the Company ranked at the 46th percentile on projected 2022 revenue, and the 38th percentile on market capitalization amongst its peers.
Compensation Peer Group

Ticker	Company	European Listed Companies	U.S. Listed Companies
ACS	ACS(1)	X
AGCO	AGCO Corporation		X
ALO	Alstom SA	X
CAT	Caterpillar Inc.		X
CON	Continental Aktiengesellschaft	X
CMI	Cummins Inc.		X
DE	Deere & Company		X
GD	General Dynamics Corporation		X
ITW	Illinois Tool Works Inc.		X
KGX	KION GROUP AG	X
PCAR	PACCAR Inc		X
PH	Parker-Hannifin Corporation		X
SAND	Sandvik AB	X
VOLV.B	AB Volvo	X
WAB	WABTEC(2)		X

(1)Actividades de Construcción y Servicios, S.A.
(2)Westinghouse Air Brake Technologies Corporation
When benchmarking compensation for the NEOs other than Mr. Wine, the Company considers a combination of available data provided by its consultant, WTW, and internal resources. Similar principals are used in identifying survey peers based on size and industry applicability. In assessing compensation levels, the Company primarily references median figures, considering various factors, such as location, scope of role, and experience in setting individual NEO pay relative to median.
Compensation Risk
The Company is committed to maintaining and enhancing a culture focused on integrity and accountability. The Company has adopted several policies, including those detailed below, that reflect organizational culture and compensation principles of aligning executives’ interests with long-term shareholder value creation and encouraging prudent risk taking. Additionally, the compensation tool used to allocate and distribute bonus and LTI awards to participants has internal safeguards, like preventative budget caps for teams and functions, to provide live audits of compensation practices. Furthermore, an internal risk analysis analyzing multiple variable compensation components was completed and validated for thoroughness by an external consultant, and control procedures have been reviewed and validated by external auditors. We have concluded that CNH’s executive compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Share Ownership Requirements
NEOs are subject to robust stock ownership guidelines, which require them to build up an interest in CNH stock over time as summarized below.

Minimum Requirements	CEO: five-times base salary with an interim milestone of two and a half-times base salary as of December 31, 2022 Other NEOs: three-times base salary
Time Horizon	Within five years of policy implementation (2021) or a NEO’s date of appointment as applicable
Covered Equity Interests	Beneficially owned shares or shares in which the executive has a beneficial interest, e.g. owned by a spouse Unvested awards do not count towards the requirement
Retention Requirement	The CEO must hold vested shares for five years from grant date Other NEO’s must hold 50% of net shares following vesting until the share ownership requirement is met
At the end of 2023, all NEOs were progressing towards their share ownership requirement within the permitted five-year time horizon or in compliance with their respective share ownership requirement.
Compensation Recovery Policy
The Company’s compensation recovery policy (the “Compensation Recovery Policy”) was adopted effective November 2, 2023, in accordance with SEC requirements and the NYSE listing standards. The Compensation Recovery Policy authorizes the Company to recover, or “clawback,” certain incentive compensation erroneously awarded predicated upon achieving financial results and the financial results are subsequently subject to an accounting restatement.

Covered Employees	All current or former executive officers.
Triggering Events	An accounting restatement resulting from material noncompliance with financial reporting requirements under securities laws.
Covered Compensation	Any compensation that is granted, earned, or vested based wholly or in part on the attainment of a Financial Reporting Measure, where Financial Reporting Measures are measures that are determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures, regardless of whether such measures are presented within the Company’s financial statements or included in a filing with the Securities and Exchange Commission.
Time Horizon	Incentive compensation received during the three-year period preceding the date on which the Company is required to prepare an accounting restatement.
No recovery of incentive compensation was warranted under any of the Company’s incentive plans during 2023.
2023 Compensation Decisions and Outcomes
The following sections detail NEO compensation and incentive outcomes for 2023.

Base Salary
As previously disclosed, the CEO’s target compensation, including his base salary, is fixed for the five-year duration of his employment agreement.

NEO	2022 Base Salary (USD) (1)	2023 Base Salary (USD) (1)	Increase
Scott W. Wine	1,700,000	1,700,000	−
Oddone Incisa	681,219	708,468	4.0%
Derek Neilson(2)	584,116	636,686	9.0%
Stefano Pampalone	556,200	575,667	3.5%
Marc Kermisch(2)	500,000	525,000	5.0%
(1)The base salaries of Messrs. Incisa, Neilson, and Pampalone are converted to U.S. dollars at the 2023 full year average exchange rate for both 2022 and 2023 for a constant currency comparison per the following table:

NEO	Local Currency	2023 Average Exchange Rate
Oddone Incisa	EUR	1.0813
Derek Neilson	GBP	1.2428
Stefano Pampalone	CHF	1.1124
(2)Relatively higher salary increases reflect strong performance and the Iron/Digital integration.
Annual Cash Incentives
The NEOs’ annual variable compensation, delivered under the Company Bonus Plan (the “CBP”), is contingent on the achievement of pre-established, rigorous financial measures and other designated performance objectives, including ESG-related key performance indicators (“KPIs”). The goals of the incentive plan align with the Company’s five strategic priorities, which in addition to customer service, emphasize safety, quality, delivery, and profitability for all stakeholders. Awards under the CBP are subject to our Compensation Recovery Policy.

TARGET BONUS OPPORTUNITY	X	COMPANY PERFORMANCE	X	INDIVIDUAL PERFORMANCE	=	EARNED BONUS
75% - 200% of year-end salary		0% - 200% of target		CEO: N/A (1) Other NEOs: 0% - 125% of target		To earn any bonus, a threshold hurdle rate of Consolidated Adjusted EBIT Margin % must be achieved
Subject to an overall cap of 200% of target
(1)No subjective discretion by the Board in determining the outcomes of the CEO’s bonus, in alignment with Company policy developed in reference to the Dutch Corporate Governance Code (DCGC) at the time of hiring.
The HCC Committee approved the 2023 compensation design with reference to CNH’s strategic priorities, communicated goals, and market practices. With respect to annual bonuses, a threshold hurdle rate of Consolidated Adjusted EBIT Margin % must be achieved. Company performance is assessed based on three financial performance measures and two ESG measures, with established threshold, target, and maximum goals. Achieving threshold performance earns 30% of the target opportunity, and maximum performance earns 200% of the target opportunity.

2023 CBP Measures(1)	Weight	Definition
Consolidated Adjusted EBIT Margin %	40%	Consolidated Adjusted EBIT divided by Consolidated Revenues, pay out will only occur if result is at or above 70% of target
Consolidated Revenues @ CC ($M)	20%	Consolidated Revenues in constant currency
Cash Conversion Ratio %	20%	Free Cash Flow of Industrial Activities divided by Adjusted Net Income
CO2 Emissions %	10%	Reduction in emissions versus 2018, measured as percentage change in tons of CO2 emissions per hours of production in manufacturing
Accident Frequency Rate	10%	Number of injuries divided by the number of hours worked multiplied by 100,000
(1)CNH adjusts U.S. GAAP financial measures for purposes of financial performance measure to ensure the results properly reflect management contributions.

CBP Outcomes
The following goals and achievements applied for 2023, with the HCC Committee approving a Company performance payout factor of 90.7% of target.

Measure(1)	Weight	Threshold	Target	Maximum	Actual	Actual vs. Target	Weighted Payout Factor
Consolidated Adjusted EBIT Margin %	Hurdle(2)	8.9%	N/A	N/A	13.1%	Exceeded	N/A
Consolidated Adjusted EBIT Margin %	40%	11.1%	12.7%	15.9%	13.1%	103.1%	45.0%
Consolidated Revenues @ CC ($M)	20%	$22,241	$25,418	$29,231	$24,651	97.0%	16.6%
Cash Conversion Ratio %	20%	59.5%	70.0%	105.0%	52.6%	75.1%	0.0%
CO2 Emissions %	10%	-28.5%	-30.0%	-34.5%	-35.5%	118.3%	20.0%
Accident Frequency Rate(3)	10%	0.148	0.141	0.120	0.100	129.1%	9.0%(4)
Company Performance Payout Factor	100%	30%	100%	200%	-	-	90.7%
(1)CNH adjusts U.S. GAAP financial measures for purposes of financial performance measures to ensure the results properly reflect management contributions.
(2)If this hurdle level of Consolidated Adjusted EBIT Margin is not achieved, no annual cash incentive will be paid regardless of the level of performance achievement in respect to the other measures.
(3)Accident Frequency Rate has a declining goal value for maximum payout, so a value lower than target is an exceeds target achievement.
(4)Discretionary downward adjustment made in Accident Frequency Rate Weighted Payout Factor.
While the CEO is only subject to the company performance factor and any negative discretion applied by the HCC Committee, other NEOs’ awards are also subject to an individual performance factor, which can range from 0% - 125%, based on achievements against previously determined performance goals. Following an assessment of individual performance during 2023, the HCC Committee approved individual performance factors ranging from 100% - 110% of target.
The table below summarizes the resulting annual cash incentives in U.S. dollars earned by the NEOs under the CBP in respect to 2023 performance, which are scheduled to be paid in March 2024:

Named Executive Officer	Eligible Earnings (USD)(1)	Bonus Target %	Target Annual Cash Incentive (USD)(1)	Individual Performance Modifier	Company Performance Factor	2023 Earned Annual Cash Incentive (USD)(1)(6)
Scott W. Wine(3)	1,700,000	200%	3,400,000	N/A(2)	90.7%	3,083,800
Oddone Incisa	702,180	100%	702,180	100%	90.7%	636,886
Derek Neilson(4)	623,544	100%	623,544	110%	90.7%	622,146
Stefano Pampalone	570,800	100%	570,800	105%	90.7%	543,630
Marc Kermisch(5)	518,750	75%	389,063	110%	90.7%	388,200

(1)The non-U.S. eligible earnings, target, and earned annual cash incentives of Messrs. Incisa, Neilson, and Pampalone are converted to U.S. dollars at the 2023 full-year average exchange rate as previously disclosed in the Base Salary section above.
(2)No subjective discretion by the Board in determining the outcomes of the CEO’s bonus, in alignment with Company policy developed in reference to the Dutch Corporate Governance Code (DCGC) at the time of hiring.
(3)See the breakout of Mr. Wine’s CBP payment by each KPI in the Dutch disclosures section of this Proxy Statement.
(4)Performance modifier reflects Mr. Neilson’s strong performance, specifically overachieving on EBIT, playing an integral role in cost-cutting initiatives, and assisting in the integration of Digital and Technology teams.
(5)Performance modifier reflects Mr. Kermisch’s efforts in dual roles during 2023 as interim CTO and Chief Digital and Information Officer, while continuing to drive Precision growth.
(6)Earned annual cash incentives of Messrs. Incisa, Neilson, and Pampalone are paid in local currency, which is rounded to the nearest hundred.
Equity Incentives
Equity incentives delivered under the LTI plan are a vital component of the NEOs’ overall reward packages. Equity incentives support the Company’s long-term strategy and recognize the NEOs’ leadership and achievement of strategic objectives. Since 2022, the

Company grants equity awards on an annual basis, whereas awards granted in and prior to 2021 were made on a ‘front-loaded’ basis, meaning awards were generally made once every three years. This change was made in response to shareholder feedback, to better align our design with competitive market norms, to enhance the retention impact of awards, and to maximize alignment with strategic priorities. Equity is delivered in a combination of PSUs and RSUs, both of which are subject to the terms of the Compensation Recovery Policy. The Company does not pay dividends or dividend equivalents on PSUs and RSUs.

Named Executive Officer	Target Annual LTI Opportunity (USD)(1)	PSU Weight	RSU Weight
Scott W. Wine(2)	12,000,000	75%	25%
Oddone Incisa	2,656,754	67%	33%
Derek Neilson	2,387,574	67%	33%
Stefano Pampalone	1,151,334	67%	33%
Marc Kermisch(3)	1,050,000	67%	33%

(1)The non-U.S. target LTI of Messrs. Incisa, Neilson, and Pampalone are converted to U.S. dollars at the 2023 full-year average exchange rate as previously disclosed in footnote under the Base Salary section.
(2)Mr. Wine is required to hold any shares that vest for a period of up to five years from the date of grant. Other NEOs are required to hold 50% of net shares that vest to the extent that they have not achieved their stock ownership guideline.
(3)Part of Mr. Kermisch’s compensation included a one-time $500,000 award related to his dual role as interim CTO during part of 2023 until the new CTO came onboard.
2023-2025 Performance Share Unit (“PSU”) Awards
The performance measures for the 2023 PSU awards comprise two weighted financial metrics and a modifier based on the Company’s TSR performance relative to a group of our peers. All measures are calculated over the period of January 1, 2023– December 31, 2025.

50% Adjusted EPS	+	50% Industrial ROIC	x	0.75x – 1.25x Relative TSR Multiplier	=	FINAL PAYOUT

2023-2025 PSU Measures(1)	Weight	Definition
Cumulative Adjusted Diluted Earnings per Share (EPS)	50%	Net income (loss) excluding any nonrecurring items (after tax), divided by the weighted average outstanding number of common shares on a fully diluted basis, measured on a cumulative basis
Average Industrial Return on Invested Capital (RoIC)	50%	Adjusted EBIT (after-tax) divided by Average Industrial Invested Capital, calculated as a three-year average
Cumulative Relative Total Shareholder Return (TSR)	Modifier	Three-year TSR measured relative to peers, calculated using a twenty-one day moving average method (further detail below)
(1)CNH adjusts U.S. GAAP financial measures for purposes of financial performance measures to ensure the results properly reflect management contributions.
The payout ranges for PSU awards range from a threshold of 30% of target (can be modified up/down based on Relative TSR Modifier for final payout of 22.5% - 37.5%) to a maximum of 200% of target (capped, regardless of Relative TSR Modifier) for outstanding performance. If the threshold performance for either goal is not achieved, none of the PSUs will vest.

Average of 2023 – 2025 Industrial RoIC	Outstanding	≥23.9%	90%	115%	150%	165%	200%		Cumulative Relative TSR Modifier
	Above Target	22.4%	65%	90%	125%	150%	165%		Outstanding	≥ 75th Percentile	1.25
	Target	21.3%	50%	65%	100%	125%	150%	x	Target	50th Percentile	1.00
	Below Target	18.1%	35%	50%	65%	90%	115%		Threshold	≤ 25th Percentile	0.75
	Threshold	≥12.2%	30%	35%	50%	65%	90%
			≥$3.11	$4.50	$5.29	$5.86	≥$6.43
			Threshold	Below Target	Target	Above Target	Outstanding
			Cumulative 2023 – 2025 Adjusted Diluted EPS
Linear interpolation applies for performance between the threshold, target, and maximum performance levels. The maximum payout is subject to an overall cap of 200% of target.
Relative TSR performance will be assessed against a single peer group (the “2023 TSR Peer Group”) of sixteen companies that reflect both the agriculture and construction equipment aspects of our business. The 2023 TSR Peer Group is set forth in the table below.

Ticker	Company	Country	Agriculture	Construction
6301	Komatsu Ltd.	Japan		X
6326	Kubota Corporation	Japan	X
AGCO	AGCO Corporation	USA	X
ALO	Alstom SA	France		X
BUCN	Bucher Industries AG	Switzerland	X	X
CAT	Caterpillar Inc.	USA		X
CMI	Cummins Inc.	USA	X	X
DE	Deere & Company	USA	X	X
HUSQ.B	Husqvarna AB	Sweden	X
KGX	KION GROUP AG	Germany		X
SAND	Sandvik AB	Sweden		X
TEX	Terex Corporation	USA		X
TTC	The Toro Company	USA	X
TRMB	Trimble Inc.	USA	X	X
VOLV.B	AB Volvo	Sweden		X
WAB	WABTEC(1)	USA		X
(1)Westinghouse Air Brake Technologies Corporation
Performance in respect of all measures will be assessed over the three-year period ending December 31, 2025, with any earned PSUs vesting in 2026 following approval from the HCC Committee.
2021-2023 PSU Awards
Effective January 1, 2022, CNH and Iveco Group N.V. (the “Iveco Group”) separated under Dutch law as a demerger (the “Demerger”), splitting into the Off-Highway Business (Agriculture, Construction, and related Financial Services business) and On-Highway Business (Commercial and Specialty Vehicles, Powertrain, and related Financial Services business) respectively. As a result of the Demerger, the performance period of the 2021-2023 PSU awards spans pre- and post-Demerger periods. The HCC Committee realigned the performance conditions for the proportional post-Demerger CNH scope of business operations only. The HCC Committee sought to ensure that the performance goals remained challenging and reflected the same degree of stretch after the perimeter adjustment.
The 2021 PSU awards were subject to a different performance matrix than the one used for the 2023 PSUs, assessing Cumulative Adjusted Diluted EPS, Average Industrial RoIC, and a Cumulative Relative TSR modifier. To reflect the Demerger, the HCC Committee approved updated Adjusted Diluted EPS and Industrial RoIC goals to simply reflect the Company’s contributions to the original pre-Demerger targets. In addition, the HCC Committee determined that the TSR component would be assessed relative to the original peer group for 2021 performance, and the updated peer group disclosed in respect of the 2022 PSUs for the remaining two years of the performance period. The resulting modifier would be weighted one-third based on 2021 performance and two-thirds based on 2022-2023 performance when determining a final outcome.
The adjusted 2021-2023 performance goals, restated to reflect the Company’s (off-highway) performance contributions contemplated in the original goals, are as follows:

Average 2021 – 2023 Industrial RoIC	Outstanding	≥12.0%	100%	125%	150%	200%		Cumulative Relative TSR Modifier
	Target	10.1%	50%	75%	100%	150%		Outstanding	≥ 75th Percentile	1.25
	Threshold	8.4%	25%	50%	75%	125%	x	Target	50th Percentile	1.00
	Threshold	<8.4%	0%	25%	50%	100%		Threshold	≤ 25th Percentile	0.75
			<$1.67	$1.67	$2.09	≥$2.51
			Threshold	Threshold	Target	Outstanding
			Cumulative 2021 – 2023 Adjusted Diluted EPS
The Relative TSR modifier for 2021 has been assessed relative to the original peer group (below). The Company ranked first relative to these companies for 2021, so one-third of the final relative TSR modifier is scored at 1.25.

Ticker	Company	Country	Agriculture	Construction	Other
6301	Komatsu Ltd.	Japan		X
6326	Kubota Corporation	Japan	X
8TRA	Traton SE	Germany			X
AGCO	AGCO Corporation	USA	X
CAT	Caterpillar Inc.	USA		X
CMI	Cummins Inc.	USA	X	X
DE	Deere & Company	USA	X	X
PCAR	PACCAR Inc.	USA			X
VOLV.B	AB Volvo	Sweden		X

The relative TSR modifier for 2022 and 2023 has been assessed relative to the 2023 TSR Peer Group disclosed in respect to the 2023 PSUs for the final two years performance period. The Company ranked 13th relative to these companies over the last two years of the plan, so two-thirds of the final relative TSR modifier is scored at 0.75.
The 2021-2023 PSU payout rewards strong financial achievement, headlined by the maximum 200% achievement on 3-year Cumulative Adjusted Diluted EPS and Average Industrial RoIC. In 2021-2023, the Company’s Cumulative Adjusted Diluted EPS performance was 212.4% of approved goals across all three years and the Average Industrial RoIC actual performance was 186.8% of the target metrics in the same time span. The overall relative TSR resulted in a modifier of 92% over the three-year period. The final payout modifier on PSUs for the 2021-2023 period is 183.3%.
Benefits
The Company seeks to align NEO benefits with local market norms and to provide eligible NEOs with participation in broader employee benefits programs offered in the countries where each NEO is based. Some provisions are specific to the NEO’s Global Leadership Team role. The following table summarizes the key benefits offered to each of the NEOs:

Benefits Summary		Wine, Scott W.	Incisa, Oddone	Neilson, Derek	Pampalone, Stefano	Kermisch, Marc
		CEO	CFO	President, Agriculture	President, Construction	Chief Digital and Information Officer
Post-Employment Benefits	Defined Contribution(1)	401(k) & NQ Deferred Compensation Plans	Italy contract DC Plan: FIPDAF	U.K. DC plan: GPP and supplemental benefits	Swiss DC plan: LPP (second pillar)	401(k) & NQ Deferred Compensation Plans
	Pension(2)	N/A		Closed DB effective Feb 1, 2020; prior service benefits	N/A
	U.S. Retiree Healthcare(3)	Vests after five years CEO service and minimum age of 55	N/A			Vests after five years GLT service and minimum age of 50
Other Benefits	Car Benefit(4)	Per country lease car policy			Reimbursement in lieu of Swiss leased car	Per country lease car policy
	Personal Usage of Corporate Aircraft(5)	Limited to 175 flight hours per year	N/A
	Benefit Allowances(6)	N/A			Legacy international transfer benefits	N/A
	Tax Equalization(7)	N/A				N/A
Contractual Agreements	Country of Agreement	U.S. employment agreement	Italy national contract plus 2019 GLT terms agreement	U.K. employment agreement with union provisions plus 2019 GLT terms agreement	Swiss employment agreement plus 2019 GLT terms agreement	U.S. employment agreement
	Restrictive Covenants(8)	One year Non-Compete and Non-Solicitation	One year Non-Compete and Non-Solicitation	Two year Non-Compete and Non-Solicitation	One year Non-Compete and Non-Solicitation	Two year Non-Compete three year Non-Solicitation
	Severance(9)	12 months	34 months	24 months	17 months	24 months

(1)All NEOs participate in the defined contribution plans in their respective countries. In the U.S., CNH also has a non-qualified deferred compensation plan that allows contributions over the qualified 401(k) plan limits to continue plus allows additional elective deferrals. There are no supplemental plans offered by the Company in Italy or in Switzerland. For Mr. Neilson, contributions made into the U.K. GPP are over tax limits and as such are taxable and covered by the Company. Additional supplemental contributions are paid as he earns them and are his tax responsibility.
(2)Mr. Neilson has a U.K. defined benefit that has been closed to service accruals as of February 1, 2020.
(3)Messrs. Wine and Kermisch are eligible for post-employment supplemental retiree healthcare if they remain employed until age 55 and have five years as CEO and age 50 and have five years of Global Leadership Team member service, respectively.
(4)Global Leadership Team members’ benefits follow their respective country’s car lease policy with the exception of a larger variety of brands and models available, if available in their country. Mr. Pampalone receives reimbursement for a car leased in Italy in lieu of a Swiss leased car. Mr. Kermisch elects not to use the leased car benefit available per the U.S. policy for Executives.
(5)The CEO’s personal use of private aviation for commuting from his residence to Chicago is limited to 100 flight hours per year and additionally for a maximum of 75 hours per year of other personal travel. Any taxes associated with the use of the aircraft will be the sole responsibility of the CEO.
(6)Mr. Pampalone receives an annual housing allowance of CHF 30,000, taxable to him, as part of a legacy agreement when he transferred to Lugano, Switzerland from Italy in December 2012.
(7)Mr. Pampalone’s position is based in Lugano, Switzerland but he also maintains tax residency in Italy. Per his employment agreement, his tax is equalized to Switzerland taxes, meaning the Company pays any higher Italy taxes, net (grossed up).
(8)There is no additional compensation during the restrictive covenant period(s) as their Global Leadership Team terms and conditions are deemed full consideration for the restrictions.

(9)See the table for "Potential Payments at Termination" for estimates based on eligibility as of December 31, 2023 and explanation of benefits. The eligible pay for Mr. Incisa’s months of severance is base salary, the average of 3-year bonus, and car benefit. The other NEO’s eligible pay is base salary.
Additional Information
HCC Committee Report
The HCC Committee has reviewed and discussed with management the CD&A set forth above. Based on such review and discussions, the HCC Committee recommended to the Board that the CD&A be included in this Proxy Statement for filing with the SEC and in the Remuneration section of our IFRS Annual Report.
Elizabeth Bastoni (Chair)
Alessandro Nasi
Howard W. Buffett
Executive Compensation Tables
In this section, we provide tabular and narrative information regarding the compensation of our NEOs for the 2023 fiscal year. All values are in US dollars unless otherwise noted.
Fiscal 2023 Summary Compensation Table

Name and Principal Position	Year	Salary (1)(2)	Bonus $ (3)	Stock Awards $ (4)	Non-equity Incentive Plan Compensation (5)(6)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(8)(9)	All Other Compensation (10)	Total
Scott W. Wine	2023	1,700,000	2,355,000	10,407,703	3,083,800	74,046	478,056	18,098,605
CEO	2022	1,700,000	4,248,000	11,511,892	4,960,300	18,640	476,829	22,915,662
	2021	1,700,000	1,573,133	36,090,720	5,100,000	2,588	337,846	44,804,287
Oddone Incisa	2023	702,159	—	2,424,600	636,886	—	231,305	3,994,950
CFO	2022	663,421	—	2,470,857	1,064,632	—	323,954	4,522,864
	2021	679,773	—	—	1,587,829	—	156,117	2,423,719
Derek Neilson	2023	623,549	—	2,262,364	622,146	151,868	130,376	3,790,304
President, Agriculture	2022	580,389	—	2,177,993	1,058,407	—	119,959	3,936,748
	2021	646,679	—	—	1,527,815	—	173,559	2,348,053
Stefano Pampalone	2023	570,791	—	1,041,122	543,630	—	252,470	2,408,013
President, Construction	2022	524,056	—	1,010,805	688,086	—	240,749	2,463,696
	2021	546,984	—	—	1,148,667	—	237,386	1,933,037
Marc Kermisch	2023	514,423	—	1,392,421	388,200	—	62,165	2,357,209
Chief Digital & Information Officer	2022	400,000	—	791,868	437,700	—	73,522	1,703,091
	2021	269,231	174,000	1,982,894	425,300	—	—	2,851,425
(1)For Mr. Wine, the amounts include deferrals into the CNH Industrial Deferred Compensation Plan. Salary amounts deferred in 2023 are shown in the Fiscal 2023 Nonqualified Deferred Compensation Table.
(2)For the non-US based NEOs, their local currency base earnings were converted to USD using the average year exchange rate. For each fiscal year, the table below shows the exchange rates (USD per local currency) used for each of the non-US based NEOs:

Name	Local Currency	2023 Average Exchange Rate	2022 Average Exchange Rate	2021 Average Exchange Rate
Oddone Incisa	EUR	1.0813	1.0530	1.1827
Derek Neilson	GBP	1.2428	1.2348	1.3759
Stefano Pampalone	CHF	1.1124	1.0481	1.0940

(3)The amount in 2023 was the second of three annual installments of a cash award totaling $7.578M which replaces the CEO’s forfeited long-term awards from his prior employer which were not covered under the CNH 2021-2023 LTI awards. The third installment is $0.975M and was paid in January 2024 and will be reported in the Company's executive compensation disclosure for fiscal 2024. The amount in 2021 was a cash sign-on bonus paid to Mr. Wine upon hiring to compensate for the forfeited 2020 bonus from the prior employer.
(4)Represents the aggregate grant date fair value of PSUs and RSUs computed in accordance with FASB ASC Topic 718. The values in this column exclude the effect of estimated forfeitures. Assumptions made in the calculation of these amounts are included in Note 23, “Restricted Stock Awards,” of our consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”). For PSUs, the value at the grant date is based upon a target payout of the performance metric over the three-year performance period. For the 2023 PSUs, if the highest level of payout were achieved, the value of the PSU awards as of the grant date would be as follows: $18.269M (Wine), $4.064M (Incisa), $3.792M (Neilson), $1.745M (Pampalone), and $2.334M (Kermisch). RSUs will vest three years after the grant date, at which time they may be settled in CNH common stock. Refer to the Fiscal 2023 Grants of Plan-Based Awards table for a detailed description of the grant date fair value of stock awards.
(5)Based on actual company performance, as discussed in the CD&A under “CBP Outcomes” in the Annual Cash Incentive section, the NEOs earned a Company Bonus Plan (CBP) award equal to 90.7% of the target opportunity. The awards for NEOs other than the CEO were adjusted for individual performance by a factor that ranged from 100% to 110%.
(6)Mr. Wine defers 50% of the earned Company Bonus Plan (CBP) bonus into the CNH Industrial Deferred Compensation Plan. Bonus amounts deferred in 2023 are shown in the Fiscal 2023 Nonqualified Deferred Compensation Table and relate to the 2022 plan year bonus.
(7)Messrs. Incisa, Neilson and Pampalone local currency cash bonuses were converted to USD using the full year average exchange rate for the given year, as shown in the Base Salary section above.
(8)For Mr. Wine, the amounts include above market interest earned on deferred compensation for each year.
(9)For Mr. Neilson, the amount includes the change in value of his defined benefit plan accumulated benefit. The U.K. CNH Pension Scheme was discontinued effective January 31, 2020, for additional service, but benefits increase annually for inflation as measured by the U.K. retail price index (RPI).
(10)All Other Compensation incurred in fiscal 2023 is detailed and explained in the following table:

Name	Car(a)	Personal Usage of Corporate Aircraft(b)	Benefit Allowances(c)	Tax Equalization(d)	Retiree Healthcare(e)	Defined Contribution Savings Plan Company Contributions(f)(g)(h)	Total
Scott W. Wine	22,343	177,609	—	—	74,104	204,000	478,056
Oddone Incisa	9,661	—	—	—	—	221,644	231,305
Derek Neilson	50,918	—	—	—	—	79,459	130,377
Stefano Pampalone	19,756	—	33,371	14,023	—	185,319	252,469
Marc Kermisch	—	—	—	—	32,204	29,961	62,165

(a)The NEOs are eligible for a leased car pursuant to the Company’s car policy in each country in connection with the Company’s arrangements with Stellantis NV. The values provided above reflect the value of each NEO’s selected car, as selected from a list of Fiat Chrysler brands and per the respective NEO’s countries’ tax code. Mr. Kermisch does not utilize the lease car benefit that is available under the U.S. car policy.
(b)The Company has a lease arrangement with NetJets for corporate business and limited personal usage purposes. Per Mr. Wine’s employment agreement, the CEO is entitled to limited personal usage of the aircraft.
(c)Mr. Pampalone receives an annual housing allowance of CHF 30,000, taxable to him, as part of a legacy agreement when his role transferred to Lugano, Switzerland from Italy in December 2012.
(d)Mr. Pampalone’s position is based in Lugano, Switzerland but he is a resident of Italy for tax purposes. Per Mr. Pampalone’s employment agreement, he is tax equalized to Switzerland taxes, meaning the Company pays any amount in respect of Italian taxes that would result in Mr. Pampalone’s net taxes exceeding what he otherwise would have paid in Switzerland.
(e)Messrs. Wine and Kermisch are eligible for post-employment supplemental retiree healthcare if they remain employed until age 55 and have five years as CEO and age 50 and have five years of Global Leadership Team member service, respectively. The amount is the annual service cost of the future potential benefits per the annual actuarial valuation.
(f)All the NEOs participate in their countries’ defined contribution plan for Salaried employees and in the case of Mr. Incisa for Directors as defined in the “Contratto Collettivo di Lavoro per i Dirigenti” the collective Labor Contract for Directors. The amounts include the 2023 contributions the Company made into their respective savings plans.
(g)For Mr. Wine, company matching amounts above the qualified 401(k) plan limits ($22,500 for 2023) are also included above and are also disclosed in the non-qualified deferred compensation table. Mr. Kermisch does not contribute above the qualified 401(k) plan limits.
(h)For Mr. Neilson, the amount listed above includes supplemental contributions over the tax qualified limits which are paid directly to him as they are earned. The supplemental benefits are described in a later section regarding Pension Benefits. Of the total amount provided above, $15,444 covers the tax and gross-up on the portion that is tax-protected by the Company.

Fiscal 2023 Grants of Plan-Based Awards
The following table provides additional information regarding both the short-term and long-term (LTI) awards and potential payout ranges for awards that were granted in fiscal 2023. The short-term incentive awards were granted under the 2023 CBP and the LTI awarded solely in equity awards consists of RSU and PSU awards under the CNH 2023-2025 LTI plan. The equity awards will deliver payout in future years subject to meeting the vesting and performance conditions. These awards are further described in the CD&A under “2023 Compensation Decisions and Outcomes | Annual Cash Incentives | Equity Incentives.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (shares) (3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
NEO & Position	Grant Date(1)	Threshold	Target	Maximum	Threshold	Target	Maximum
Scott W. Wine	2/22/2023	$1,020,000	$3,400,000	$6,800,000
CEO	5/10/2023				189,743	632,475	1,264,950	210,825	$10,407,703
Oddone Incisa	2/22/2023	$212,540	$708,468	$1,416,936
CFO	5/10/2023				38,150	127,166	254,332	62,634	$2,424,600
Derek Neilson	2/22/2023	$191,006	$636,686	$1,273,373
President, Agriculture	5/10/2023				35,597	118,657	237,314	58,443	$2,262,364
Stefano Pampalone	2/22/2023	$172,700	$575,667	$1,151,334
President, Construction	5/10/2023				16,382	54,605	109,210	26,895	$1,041,122
Marc Kermisch	2/22/2023	$118,125	$393,750	$787,500
Chief Digital & Information Officer	5/10/2023				21,909	73,030	146,060	35,970	$1,392,421
(1)For the non-equity incentive plan awards, the grant date is the date the HCC Committee approved the range of estimated potential payouts for the 2023 performance year under the CBP. For equity awards, the grant date is the notification date of awards to the NEOs after the Committee’s approval of the 2023-2025 LTI plan.
(2)These columns show the range of potential payouts under the CBP for the achievement of the company performance metrics’ goals set. The metrics and range of performance goals for threshold, target and maximum are described in the CD&A in the “2023 Compensation Decisions and Outcomes | Annual Cash Incentives” section. For actual performance between threshold, target, and maximum, linear interpolation will apply. For the NEOs other than the CEO, an individual modifier between 0% and 125% will be applied based on the CEO’s assessment of their individual and team goals set in the Company’s Performance Management Process (PMP) for 2023.
(3)Represents the potential payout range of PSUs granted in May 2023. The number of shares that vest is based on the achievement of predetermined performance metrics’ goals for the three-year period of January 1, 2023, through December 31, 2025. The metrics and range of performance goals for threshold, target and maximum are described in the CD&A in the “2023 Compensation Decisions and Outcomes | Equity Incentives” section. At the end of the three-year performance period, the actual award earned, delivered as CNH common stock, can range from 0% to 200% of the target value of the original grant. The awards may be forfeited for unfavorable individual performance at the sole discretion of the Committee. No dividend equivalents are earned during the vesting period.
(4)Represents the number of RSUs granted in May 2023. RSUs will vest on April 30, 2026, at which time they will be settled in CNH common stock. The awards may be forfeited for unfavorable individual performance at the sole discretion of the Committee. No dividend equivalents are earned during the vesting period.
(5)    Amounts shown represent the grant date fair value of equity awards granted to the NEOs in fiscal 2023 calculated in accordance with FASB ASC Topic 718. The values in this column exclude the effect of estimated forfeitures. For both the PSUs and RSUs, fair value is the market value of the underlying stock on the grant date, excluding dividends. The valuation of the PSUs assumes a target payout.
For additional information on the valuation assumptions, refer to Note 17, “Share-Based Compensation,” of CNH’s consolidated financial statements.
Outstanding Equity Awards at Fiscal 2023 Year-End
The following table itemizes outstanding RSUs and PSUs held by the NEOs, for the fiscal year ending December 31, 2023. Valuation depends on the stock price and PSUs also depend on achievement/overachievement of set goals included in our strategic business plan.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (4)
Scott W. Wine	1/4/2021	289,120	$3,409,032	5,206,448	$63,414,537
	5/20/2022	208,700	$2,383,253	1,252,200	$14,764,767
	5/10/2023	210,825	$2,331,866	1,264,950	$14,445,115
	Total	708,645	$8,124,151	7,723,598	$92,624,419
Oddone Incisa	12/3/2020	77,748	$916,731	1,038,996	$12,654,971
	5/20/2022	57,933	$661,567	231,734	$2,732,390
	5/10/2023	62,634	$692,774	254,332	$2,904,348
	Total	198,315	$2,271,072	1,525,062	$18,291,709
Derek Neilson	12/3/2020	65,779	$775,604	1,087,182	$13,241,877
	5/20/2022	51,067	$583,160	204,266	$2,408,513
	5/10/2023	58,443	$646,419	237,314	$2,710,011
	Total	175,289	$2,005,183	1,528,762	$18,360,401
Stefano Pampalone	12/3/2020	28,377	$334,595	480,260	$5,849,567
	5/20/2022	23,700	$270,642	94,800	$1,117,793
	5/10/2023	26,895	$297,477	109,210	$1,247,125
	Total	78,972	$902,714	684,270	$8,214,485
Marc Kermisch	4/26/2021	14,674	$173,022	178,766	$2,177,370
	5/20/2022	18,567	$212,026	74,266	$875,675
	5/10/2023	35,970	$397,852	146,060	$1,667,934
	Total	69,211	$782,900	399,092	$4,720,979
(1)The outstanding RSUs that were granted in 2021 and 2020 vest in one remaining installment on April 30, 2024. The RSUs granted in 2023 vest on April 30, 2026, and the RSUs granted in 2022 vest on April 30, 2025. The share units will be settled in CNH common stock.
(2)The amount shown represents the number of RSUs that have not vested multiplied by the closing price for CNH common stock on the NYSE on December 29, 2023, (the final trading day of the year) which was $12.18.
(3)The outstanding PSUs that were granted in 2021 and 2020 vest on February 28, 2024, subject to the final determination of the 3-year performance. The number of PSUs for those grants represents the expected performance payout based on achievement through December 31, 2024, which is reflected in the table at maximum, 200% of target. The PSUs granted in 2023 vest on February 28, 2026, subject to the final determination of the 3-year performance, which is reflected in the table at maximum, 200% of target. The PSUs granted in 2022 vest on February 28, 2025, subject to the final determination of the 3-year performance, which is reflected in the table at maximum 200% of target. The PSUs will be settled in CNH common stock.
(4)The amount shown represents the number of PSUs that have not vested multiplied by the closing price for CNH common stock on the NYSE on December 29, 2023, (the final trading day of the year) which was $12.18.
Stock Awards Vested at Fiscal 2023 Year-End
The following table shows the equity awards that vested during 2023 for the NEOs.

NEO	Vesting Date	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2), (3), (4)
Scott W. Wine	4/30/2023	289,120	$4,028,887
Oddone Incisa	4/30/2023	43,312	$1,120,752
Derek Neilson	4/30/2023	34,994	$916,616
Stefano Pampalone	4/30/2023	17,588	$400,102
Marc Kermisch	4/30/2023	7,998	$204,496
(1)The amounts reflect the vesting of the second of three annual installments of the 2021-23 LTI RSU award. Mr. Wine paid the taxes in cash rather than selling shares to cover his tax withholding obligation to acquire the maximum number of shares. All other NEOs sold shares to cover their respective tax withholding obligation.

(2)FMV at date of vesting was $13.9350/share, the average of the high and low prices on the vesting date, for Messrs. Wine, Neilson, and Kermisch.
(3)FMV at date of vesting was $14.4150/share, the average of the closing prices for the prior 30 days as of the vesting date, for Mr. Incisa.
(4)FMV at date of vesting was $14.10/share, which is the closing price on the vesting date, for Mr. Pampalone.
Benefits
Pension Benefits
Mr. Neilson, who is located in the U.K., is the only NEO who participates in a qualified defined benefit pension plan that provides a benefit based on an individual’s service and salary. Mr. Neilson participates in the CNH Pension Scheme (the “Scheme”) in which all salaried U.K. employees hired prior to December 31, 2002, participate in. The Scheme was closed to future service accruals from January 31, 2020.
The following table shows the present value of accumulated benefit using assumptions consistent with the Company’s financial disclosure on the Scheme.
.

NEO & Position	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Derek Neilson President, Agriculture	CNH Pension Scheme	22.8	£1,002,739	£ 0
(1)The years of credited service ended January 31, 2020 when the Scheme was discontinued for additional service.
(2)The present value of the accumulated benefit fluctuates year-over year for market conditions impacting the financial assumptions used, primarily the discount rate. The actual benefit is adjusted annually for inflation.

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

Defined Contribution Benefits
Each of the NEOs participates in a Company-sponsored defined contribution plan available to salaried employees in their country of employment. All such defined contribution plans are tax-qualified plans. The U.S. based NEOs, Messrs. Wine and Kermisch also participate in a nonqualified deferred compensation plan for limits over the tax-qualified plans, as described in the “Nonqualified Deferred Compensation” section. Mr. Neilson receives supplemental contributions over the tax-qualified limits which are paid to him directly for his own personal retirement savings.
The following table provides an overview of certain provisions of the defined contribution plans of the NEOs:

NEO & Position	Plan	Employee Contributions	Employer Matching Contributions	Supplemental Contributions
Scott W. Wine CEO	CNH Industrial U.S. Retirement Savings / CNH Industrial Deferred Compensation Plan	Up to 10% of base salary to receive maximum Company match In 2023, 20% deferral elected.	Maximum 12% of base salary	401(k) elections continue over the qualified plan limits See Nonqualified Deferred Compensation Section
Oddone Incisa CFO	FIPDAF (Fondo Integrativo Previdenza 3.5% Dirigenti Aziende Fiat)	3.5%	5.0% on uncapped earnings	None
	Termination Indemnity or TFR (Trattamento di Fine Rapporto) fund accumulates as earned	None	7.41% (1/13.5th of salary) on regular, repetitive nature pay	None
Both per Italy Contract
Derek Neilson President, Agriculture	CNH Industrial Group Personal Pension Plan (the GPP)	None	£ 19,666 per U.K. fiscal year, tax protected, per 2012 agreement revalued each April for RPI	£ 27,306 per U.K. fiscal year, not tax protected; per 2020 pension subsidy agreement revalued each April based on U.K. Pension Earnings Cap
Stefano Pampalone President, Construction	LPP (2nd Pillar) pension	5% of base + bonus (capped beginning 2022)	21.5% combined employer and employee contributions up to max insured salary per Swiss law, 2023: CHF 980,000 (base + bonus)	None
Marc Kermisch Chief Digital and Information Officer	CNH Industrial U.S. Retirement Savings / CNH Industrial Deferred Compensation Plan	Up to 10% of base salary to receive maximum Company match In 2023, 6% deferral elected	Maximum 12% of base salary	401(k) elections continue over the qualified plan limits See Nonqualified Deferred Compensation Section
Nonqualified Deferred Compensation Plan Benefits
In the U.S., CNH offers the Case New Holland Industrial Inc. 2005 Deferred Compensation Plan (the “Company Deferred Compensation Plan”) to certain U.S. salaried employees, including U.S. based NEOs, to provide longer-term savings opportunities on a tax-efficient basis for retirement and future income needs. Similar deferred compensation benefits are commonly offered by U.S. companies with which we compete for talent. Mr. Wine participates in the Company Deferred Compensation Plan. Mr. Kermisch elected not to participate in the Company Deferred Compensation Plan.
Key Features of the Company Deferred Compensation Plan
Contributions
Eligible participants may elect annually to tax defer up to 90% of their salary and eligible bonus and also elect supplemental contributions over the qualified plan limits under the Company’s U.S. Retirement Plan (a 401(k) plan).
There are two types of supplemental contributions under the Company Deferred Compensation Plan:
Elective Deferrals, also called Excess 401(k) Contributions (made by employees)
Employer Matching Contributions (Company matching contributions on Excess 401(k) contributions)
Elective Deferrals: Once the participant has reached the elective deferral limit in the Company U.S. Retirement Savings Plan, supplemental tax-deferred contributions (Excess 401(k) Contributions) are credited to their Company Deferred Compensation Plan account for the remainder of the year.
Employer Matching Contributions: Supplemental Employer Matching Contributions are made based on Excess 401(k) Contributions. The participant must complete a year of eligibility service to begin receiving matching contributions. The Company matches 200% of the first 2% of eligible pay and then 100% of the next 8% of pay that is contributed to the 401(k) plan and the Company Deferred Compensation Plan, for a maximum match of 12% of eligible pay.

The first-year eligibility for Company matching contributions was waived for Mr. Wine, as part of his CEO employment agreement. The amounts were credited to Mr. Wine’s Company Deferred Compensation Plan account at the end of 2021. No exceptions were made for Mr. Kermisch or other NEOs in the Company Deferred Compensation Plan.
The U.S. based NEO’s 2023 deferral elections are noted in the footnotes to the Nonqualified Deferred Compensation table.
Earnings
The CNH Industrial Deferred Compensation Plan accounts are credited with a rate of return based on the investment election made from a list of allowable investment options by the participant on all participant and Company matching contributions. The earnings are also on a tax-deferred basis, thus maximizing the combined benefit of pre-tax deferrals and tax-deferred growth.
The rate of return is variable and the investment election can be changed at any time by the participant within the selection of the investment portfolio.
Until September 30, 2023, the Deferred Compensation Plan accounts were credited with a rate of return based on the effective annual yield of 130% of Moody’s Corporate Bond Index on all participant and Company matching contributions. Because this rate of return was above the U.S. applicable federal rate (“AFR”) each year, earnings in excess of the AFR are included on the Summary Compensation Table.
As of October 1st, the Deferred Compensation Plan was administered by Fidelity and the Moody's Bond Index was no longer used for earnings on deferred balances. Participants could invest their deferrals by selecting and changing elections based on the portfolio available in the Fidelity are able to invest their deferrals in the investment choices offered by Fidelity. The earnings are also on a tax-deferred basis, thus maximizing the combined benefit of pre-tax deferrals and tax-deferred growth.
Vesting
•Participant deferrals and related earnings are 100% vested.
•Employer Matching Contributions vest after three years of continued service.
Forms of Payment
The Company Deferred Compensation Plan provides flexible payment options for participants who remain employed as of a specific date (a “scheduled distribution”) and/or after the participant retires or otherwise terminates their employment with the Company.
Retirement Accounts: Can be elected to be paid in a lump sum (after six months of termination for key employees such as the NEOs) or in annual installments over a period of up to 10 years.
If installments are elected, that election will apply if the participant at the time of termination of employment reaches age 62 or reaches age 55 with 10 years of credited service.
If the participant is not retirement eligible at the time of termination of employment with the company, accounts will be paid in a lump sum.
If the participant becomes disabled while employed, accounts are treated as retirement payments, regardless of reaching retirement eligibility.
Scheduled Distributions: Can be paid in a lump sum or annual installments up to five years.
The payment commencement year must be at least five years after the plan year when the schedule is established.
All scheduled distribution subaccounts that commence in a year after the participant’s termination of employment will be paid according to the participant’s retirement election for that plan year.

Fiscal 2023 Nonqualified Deferred Compensation Table

NEO & Position	Plan	Executive Contributions in Last FY ($) (1)	Registrant Contributions in FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/Distributions in Last FY	Aggregate Balance at Last FYE ($) (4)
Scott W. Wine CEO	CNH Industrial Deferred Compensation Plan	3,643,996	188,308	1,010,723	—	10,225,496
Marc Kermisch Chief Digital and Information Officer	CNH Industrial Deferred Compensation Plan	—	—	—	—	—

(1)The amounts in this column represent employee compensation deferrals that are included in the Fiscal 2023 Summary Compensation Table under the “Salary” and “Non- Equity Incentive Plan Compensation” columns. Mr. Wine deferred 20% of salary in excess of tax-qualified 401(k) plan limits and an additional 50% of salary and bonus. Mr. Kermisch didn't participate in the Company Deferred Compensation Plan.
(2)CNH contributions are included in the All-Other Compensation column of the Summary Compensation Table and are the Company match on Executive contributions in excess of the 401(k) tax-qualified limits.
(3)The account balances earn 130% of the Moody’s Bond Index. The quarterly rates of return in 2023 are shown in the following table and are applicable through September 30th. As of October 1st, the Company Deferred Compensation Plan was administered by Fidelity and the Moody's Bond Index was no longer used for earnings on deferred balances. Participants could invest their deferrals by selecting and changing elections based on the portfolio available in the Fidelity are able to invest their deferrals in the investment choices offered by Fidelity. Of this amount, $533,555 represented the value of CNH common stock at year-end.

2023 Quarters	130% of Moody's Bond Rate
Q1	6.591%
Q2	6.578%
Q3	7.076%
Q4	7.408% (3)
(4)Of the aggregate balance, the amount that was reported as compensation in the Summary Compensation Table in 2022, the second year of participation for Mr. Wine was $3,943,532.
Fiscal 2023 Potential Payments Upon Termination or Change in Control
Potential Payments upon Change in Control
The Company Equity Incentive Plan (the “EIP”) includes change in control provisions that apply to participants’ outstanding equity awards and are intended to facilitate continuity of management in the event of a change in control (as defined in the EIP) (“CIC”).
The Committee believes the EIP’s CIC provisions:
Encourage executives to act in the best interest of shareholders when evaluating transactions that, without a CIC arrangement, could be personally detrimental;
Keep executives focused on running the business in the face of definitive, contemplated, or rumored transactions;
Protect the Company’s value by retaining key talent despite potential corporate changes;
Protect the Company’s value after a CIC by including restrictive covenants (such as non-compete provisions) and a general release of claims in favor of the Company; and
Help the Company remain competitive in its ability to attract and retain skilled executives.
Other Potential Payments Upon Other Qualifying Terminations
In addition, the NEOs and other Global Leadership Team members have qualifying termination terms and conditions which include other qualifying terminations.
No severance payments were made to Executive or Non-Executive Directors.
Fiscal 2023 Potential Payments upon Termination Table (USD)
Payments in connection with a CIC or other qualifying termination are shown in the following table and described by each NEO below. The amounts reported in the table below assume a change of control and/or termination of employment on December 29, 2023, and the value of equity acceleration reported below is based on a price per share of CNH common stock of $12.18 (the closing price per share on the NYSE on December 29, 2023, the final trading day of the year).

NEO & Position	CIC Provision	Salary (1)	Bonus	LTI	Welfare Benefits	Total
Scott W. Wine CEO	Change in Control with Qualifying Termination	1,700,000	$3,330,000	54,436,360	22,631	59,488,990
	Qualifying Termination - Other than Change in Control	1,700,000	$3,330,000	67,513,763	22,631	72,566,394

NEO & Position	CIC Provision	Salary (1)	Bonus	LTI	Welfare Benefits	Total
Oddone Incisa CFO	Change in Control with Qualifying Termination	4,989,192	—	11,416,927	—	16,406,118
	Qualifying Termination - Other than Change in Control	4,989,192	—	—	—	4,989,192
Derek Neilson President, Agriculture	Change in Control with Qualifying Termination	1,302,782	—	11,185,384	—	12,488,166
	Qualifying Termination - Other than Change in Control	1,302,782	—	—	—	1,302,782
Stefano Pampalone President, Construction	Change in Control with Qualifying Termination	767,247	—	5,009,956	—	5,777,204
	Qualifying Termination - Other than Change in Control	767,247	—	—	—	767,247
Marc Kermisch Chief Digital and Information Officer	Change in Control with Qualifying Termination	1,050,000	—	3,656,347	8,300	4,714,647
	Qualifying Termination - Other than Change in Control	1,050,000	—	—	8,300	1,058,300

(1)For Messrs. Incisa, Neilson, and Pampalone, their local currency potential payments for termination were converted to U.S. dollars using the December 31 year end exchange rate, as shown in the table below:

Name	Local Currency	2023 Year End
Oddone Incisa	EUR	1.0500
Derek Neilson	GBP	1.2715
Stefano Pampalone	CHF	1.1933
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
Termination Provisions by NEO
Scott W. Wine
Per the employment agreement between Mr. Wine and the Company, effective January 4, 2021, a Qualifying Termination other than a change in control is defined as a termination of Mr. Wine’s service as an employee of the Company and all Company entities due to (A) a termination by the Company other than Cause, (B) Mr. Wine’s resignation with Good Reason, (C) Mr. Wine’s death, or (D) Mr. Wine’s Disability. Good Reason is without Mr. Wine’s consent a material diminution of salary, target bonus, and/or duties, responsibilities, and authority or a material breach of the employment agreement by the Company occurred, with respect to which Mr. Wine gave the Company notice of termination within 90 days of the event constituting Good Reason and the Company did not cure such event within 30 days of the Executive's notice.
Under a Qualifying Termination, subject to execution and non-revocation of a release, Mr. Wine would be entitled to the following:
•Cash severance equal to one (1) time the Executive’s annual base salary (gross), in accordance with DCGC for Executive Directors,
•Any unpaid portion of Mr. Wine’s $7,578,000 cash sign-on award (shown in the Bonus column in the table),
•A portion of the outstanding equity awards will continue to vest based on the time employed during the vesting period and subject to the performance terms and conditions; provided, however, that with respect to the RSUs granted to Mr. Wine in commencement of his employment with CNH (the “Initial RSU Award”), no less than two-thirds of the Initial RSU Award (taking into account any portion of such award settled prior to the date of the Qualifying Termination) will continue to vest, and

•Company provided health care benefits and life, accidental death and dismemberment, and disability insurances continue for the duration of the severance period unless electing a lump sum payment.
Mr. Wine’s receipt of severance is also subject to continued compliance with applicable restrictive covenants, including covenants not to compete with or solicit employees, officers, consultants, or agents of the Company during employment and for one year thereafter.
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
Upon an involuntary termination without cause, Mr. Neilson is entitled to certain benefits, as provided in the employment agreement between Mr. Neilson and the Company, effective March 22, 2019. Mr. Neilson will be entitled to receive cash severance equal to two times his annual base salary (gross), less any statutory and/or contractual severance payments, garden leave payment and/or pay in lieu of notice payments, except in the event that Mr. Neilson elects the Separation Payment with Early Retirement Pension as defined in the December 14, 2006 Enabling Agreement between CNH U.K. Limited and the Transport and General Workers’ Union (the “TGWU”).
A qualifying termination is defined as a termination by the Company of Mr. Neilson's service as an employee of the Company and all of its affiliates during Mr. Neilson’s service on the Global Leadership Team for any reason other than: (i) Mr. Neilson’s death; (ii) Mr. Neilson’s disability (as defined in the employment agreement); (iii) Mr. Neilson's resignation or retirement (other than with good reason within 24 months after a change of control, in each case as defined in the employment agreement); or (iv) for cause (as defined in the employment agreement).
Stefano Pampalone
Under the Swiss Salaried separation policy, upon an involuntary termination without cause, Mr. Pampalone would be entitled to 12 months of base pay for severance, three months' base pay for the notice period and two months' base pay for a seniority separation indemnity, for a total of 17 months' base pay. In the case of any other termination, Mr. Pampalone would be entitled to the following:
•Termination with cause: no payment
•Resignation: no payment
•Retirement or Death: two months seniority separation
Disability: the Company may terminate employment after six months' absence and three months’ notice period and two months seniority separation is payable.
Marc Kermisch
Upon an involuntary termination without cause, Mr. Kermisch is entitled to certain benefits, as provided in the employment agreement between Mr. Kermisch and the Company, effective April 1, 2021. Mr. Kermisch will be entitled to receive cash severance equal to two times his annual base salary (gross). The Company-provided health care benefits and life, accidental death and dismemberment, and disability insurances continue for the duration of the severance period unless electing a lump sum payment.
A Qualifying Termination is defined as a termination by the Company of Mr. Kermisch service as an employee of the Company and all of its affiliates during Mr. Kermisch service on the Global Leadership Team for any reason other than: (i) Mr. Kermisch death; (ii) Mr. Kermisch disability (as defined in the employment agreement); (iii) Mr. Kermisch resignation or retirement (other than with good reason within 24 months after a change of control, in each case as defined in the employment agreement); or (iv) for Cause (as defined in the employment agreement).
Fiscal 2023 Pay Versus Performance (PvP)
A key principle of the Company’s compensation philosophy, incorporated throughout our compensation policies and programs, is pay for performance. The Company leverages variable pay elements tied to challenging Company goals that are aligned to the business strategy, while ensuring no adverse risk taking by offering appropriate and competitive fixed pay elements. The following tables, supporting footnotes and narrative and graphic disclosure aim to demonstrate the link between compensation actually paid, per the SEC definition, for our NEOs to the Company’s performance, both in absolute terms and as compared to the market for the fiscal years 2023, 2022, 2021 and 2020.
Specifically, this PvP section discusses the relationship between:
•“Compensation actually paid” (“CAP”) by the Company and the total compensation as disclosed in the Summary Compensation Table (“SCT”);
•CAP and the Company’s financial performance (GAAP Net Income and Adjusted Diluted EPS); and
•The Company’s TSR and peer group TSR

									Value of Initial Fixed $100 Invest based on:
Year	SCT Total for PEO 1 $(1)	CAP to PEO 1 $(1)	SCT Total for PEO 2 $(2)	CAP to PEO 2 $(2)	SCT Total for PEO 3 $(3)	CAP to PEO 3 $(3)	Average SCT Total for non-PEO NEO's $ (4)	Average CAP to non-PEO NEOs $ (4)	CNH TSR (5)	Peer Group TSR (6)	Net Income $ (7)	Company Selected Measure: Adjusted Diluted EPS $ (8)
2023	n/a	n/a	n/a	n/a	18,098,605	(8,909,832)	3,137,619	(788,144)	135	150	2,383	1.70
2022	n/a	n/a	n/a	n/a	22,915,662	24,697,237	3,298,580	3,502,374	173	127	2,039	1.46
2021	n/a	n/a	n/a	n/a	44,804,287	108,388,604	2,782,334	11,403,669	178	135	1,801	1.28
2020	2,031,133	447,010	3,149,194	3,149,194	n/a	n/a	8,291,838	9,092,540	117	111	(198)	0.42
(1)These columns reflect the SCT and CAP for Hubertus Mühlhäuser, CEO until his departure on March 22, 2020.
(2)These columns reflect the SCT and CAP for Suzanne Heywood’s Acting CEO role in 2020 who assumed the role upon the departure of Hubertus Mühlhäuser.
(3)These columns reflect the SCT and CAP for our CEO, Scott W. Wine, who has served as our Principal Executive Officer (PEO) since 2021.
(4)These columns reflect the average SCT and CAP for Messrs. Incisa, Neilson, Pampalone, and Barr for 2020 - 2022. Starting in 2023, it's Messrs. Incisa, Neilson, Pampalone, and Kermisch.
(5)CNH TSR is indexed from 2019, source S&P Capital IQ.
(6)The Peer Group used for TSR comparisons reflects S&P 500 Industrial Index indexed from 2019, source S&P Capital IQ.
(7)Net Income per U.S. GAAP is a required metric for the PvP Table but is not currently used in our variable incentive plans as a performance measure.
(8)Adjusted Diluted EPS, a Company selected measure, is a key metric in the LTI Plan and for investor guidance. This is a non-GAAP financial measure.
To calculate CAP for our PEOs, the following adjustments were made to SCT total:

	CEO Serving as PEO
Adjustments	2023	2022	2021	2020 (PEO 1)	2020 (PEO 2)
Summary Compensation Table Total	18,098,605	22,915,662	44,804,287	2,031,133	3,149,194
Deduction for amount reported in “Stock Awards” column of the Summary Compensation Table	10,407,703	11,511,892	36,090,720	—	—
Addition of fair value at fiscal year (FY) end, of equity awards granted during the FY that remained outstanding	11,793,416	17,710,807	99,675,037	—	—
Addition of fair value at vesting date, of equity awards granted during the FY that vested during the FY	—	—	—	—	—
Addition of change in fair value at FY end versus prior FY end for awards granted in prior FY that remained outstanding	(32,423,037)	(8,574,871)	—	—	—
Addition of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	4,028,887	4,157,531	—	(375,222)	—
Deduction of the fair value at the prior FY end for awards granted in prior FY that failed to meet their vesting conditions	—	—	—	1,208,900	—
Deduction for values reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table	—	—	—	—	—
Addition for the Service Cost attributable to services rendered during the FY	—	—	—	—	—

	CEO Serving as PEO
Compensation Actually Paid	(8,909,832)	24,697,237	108,388,604	447,010	3,149,194
Memo: Total Equity Value for CAP	(16,600,734)	13,293,467	99,675,037	(1,584,122)	—
To calculate CAP for the other NEOs the following adjustments were made to SCT total:

	Other NEO Average
Adjustments	2023	2022	2021	2020
Summary Compensation Table Total	3,137,619	3,298,580	2,782,334	8,291,838
Deduction for amount reported in “Stock Awards” column of the Summary Compensation Table	1,780,127	1,662,284	845,321	7,047,435
Addition of fair value at fiscal year (FY) end, of equity awards granted during the FY that remained outstanding	1,905,323	2,402,570	1,454,332	6,412,380
Addition of fair value at vesting date, of equity awards granted during the FY that vested during the FY	—	—	—	1,615,486
Addition of change in fair value at FY end versus prior FY end for awards granted in prior FY that remained outstanding	(4,012,991)	(536,492)	7,287,773	(123,259)
Addition of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	—	—	724,552	—
Deduction of the fair value at the prior FY end for awards granted in prior FY that failed to meet their vesting conditions	—	—	—	—
Deduction for values reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table	37,967	—	—	58,426
Addition for the Service Cost attributable to services rendered during the FY	—	—	—	1,957
Compensation Actually Paid	(788,144)	3,502,374	11,403,669	9,092,540
Memo: Total Equity Value for CAP	(2,107,669)	1,866,078	9,466,656	7,904,607
CAP equity valuations are calculated on a basis consistent with grant date fair valuations, with assumptions updated to reflect the respective measurement dates. The following tables summarizes the assumptions used for each fiscal year end valuation:
Compensation Actually Paid Versus Company Performance
PEO and Average NEO CAP versus TSR 2020-2023
The following charts show the TSR trend versus the PEO’s SCT compensation and CAP and non-PEO NEOs’ SCT compensation and CAP, respectively.

Non-PEO NEO Pay versus TSR 2020 - 2023
Compensation Actually Paid ($M)
$14
$12
$10
$8
$6
$4
$2
$0
($2)
2020
2021
2022
2023
200
150
100
50
0
Indexed Total Shaeholder Return
SCT - Avg. NEO
CAP - Avg. NEO
CNHI TSR
Peer TSR

PEO and Average NEO CAP versus U.S. GAAP Net Income
The chart below shows the relationship between cumulative PEO CAP and average non-PEO NEO CAP, and U.S. GAAP Net Income. The Company does not use U.S. GAAP Net Income in the compensation program, but there has been consistent improvement in Net Income since 2021.

PEO & NEO Pay versus Net Income 2020-2023
Compensation Actually Paid ($M)
$120
$100
$80
$60
$40
$20
$0
($20)
Net Income ($M)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
($500)
2020
2021
2022
2023
CAP - Avg. NEO
CAP - PEO
Net Income

PEO and Average NEO CAP versus Adjusted Diluted EPS
The chart below shows the relationship between cumulative PEO CAP and average non-PEO NEO CAP, and the Company selected measure of Adjusted Diluted EPS, which features in the PSU performance measures for 2022 and 2023.

PEO & NEO Pay versus EPS 2020-2023
Compensation Actually Paid ($M)
$120
$100
$80
$60
$40
$20
$0
($20)
2020
2021
2022
2023
1.80
1.60
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Adjusted Diluted EPS
CAP - Avg. NEO
CAP - PEO
Adjusted Diluted EPS

Tabular List of Company Performance Measures
The following table alphabetically lists the measures the Company believes are most important in linking compensation actually paid to company performance during 2023.
(1)Adjusted Diluted EPS ($)
(2)Cash Conversion
(3)CNH TSR
(4)Consolidated Adjusted EBIT Margin (%)
(5)Consolidated Revenues ($)
(6)Industrial Return on Invested Capital (“Industrial ROIC %)
All identified financial measures are listed. Further details on these measures and how they feature in our compensation plans can be found in the CD&A.
Fiscal 2023 Pay Ratio
As required by and pursuant to SEC 17 C.F.R. § 229.402, the Company’s median employee total compensation as compared to Scott W. Wine, CEO, for 2023 has been calculated.
•The annual total compensation for our median employee was $46,282
•The annual total compensation of our CEO as reported in the Summary Compensation Table was $18,098,605.
•The ratio of Mr. Wine’s total compensation to our median employee’s total compensation for the 2023 fiscal year was approximately 391 to 1.
Our median employee was identified using the following methodology:
•We chose November 30, 2023, as the date to determine median employee compensation
•We included all full-time, part-time, temporary, and seasonal employees globally (excluding the CEO) for a total of 40,496 employees, 27.4% located in the USA and 72.6% outside the USA
•The Company did not exclude any employees when determining our employee population.
•We used annualized base pay as our consistently applied compensation measure to identify the median employee.
The CEO pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC 17 C.F.R. § 229.402 based on the methodologies and assumptions described above.
Compensation of Directors
The Board of Directors consists of a one-tier structure including Executive Directors (the Chair and the CEO roles) with managerial roles and Non-Executive board members with supervisory roles. The Board has collective responsibility for the strategy of the Company and is currently composed of nine Directors. The Board of the Directors of the Company appointed the following internal committees: (i) an Audit Committee, (ii) an Environmental, Social, and Governance Committee, and (iii) a Human Capital and Compensation Committee.
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
The compensation of Non-Executive Directors is not dependent on the Company’s financial results. Non-Executive Directors do not receive benefits upon termination of their service as directors, nor any other benefit, perquisites. No meeting fees are paid, but Directors are reimbursed for expenses related to meeting attendance. For some countries, Non-Executive Directors and the Company are subject to social contributions on the fees earned.
The compensation of the Chair and Non-Executive Directors was reviewed by the HCC Committee in 2023.
Compensation for Non-Executive Directors
The compensation of Non-Executive Directors is governed by the Company’s Compensation Plan within the scope of the Company’s Remuneration Policy. The following chart describes compensation paid to Non-Executive Directors:

Non-Executive Director Compensation	Total
Annual cash retainer	$125,000
Additional retainer for Audit Committee member	$25,000
Additional retainer for Audit Committee Chair	$35,000
Additional retainer for member of other Board committees	$20,000
Additional retainer for Chair of other Board committees	$25,000
In 2019, upon the recommendation of the HCC Committee, the Board resolved to implement share ownership guidelines for the Non-Executive Directors. Applicable to Non-Executive Directors appointed or reappointed in April 2019 or thereafter, Non-Executive Directors are required to own Company shares in an aggregate amount of not less than 1x their annual retainer fee, which is $125,000, within 24 months of first appointment to the Board. The Non-Executive Directors are expected to hold Company shares as a long-term investment and, as such, are expected to hold their Company shares while on the Board and for an additional three months after their Board service terminates. All the Non-Executive Directors have currently met the guideline except for Mr. Kramer and Ms. Bastoni who have until April 2025 to meet the guideline.
Compensation for the Chair
The Chair role, held by Suzanne Heywood, is an Executive Director managerial board role, whose compensation differs from the Non-Executive supervisory board members. The Chair is not a NEO and therefore her compensation is not included in the CD&A section of this report.
The following table summarizes the fundamental purpose and features of the Chair’s compensation elements for 2023:

Element and Purpose	Chair	Key Features
Base Salary Provide competitive salary; provide sufficient fixed pay to discourage inappropriate risk-taking
Fixed cash compensation
Target at median reference for relevant benchmark for Chair only role
Set taking into account role scope, market data, and an individual’s skills and prior experience
Base salary for fiscal 2023 was set at $500,000 (fixed)

Element and Purpose	Chair	Key Features
Long-term Equity Incentives (LTI)
Encourage achievement of long-term strategic objectives; encourage share ownership and retention; motivate sustainable value creation; align Chair’s interests with those of shareholders

At-risk variable equity compensation
Target awards combine PSUs (75%) and RSUs (25%)
PSUs earned based on achieving quantifiable performance objectives, with the maximum number of shares that can be earned capped at 200% of target
Chair award subject to a five-year holding period from the date of grant
Subject to the recoupment policy (clawback)
Prorated equity award vesting in the event of death, disability, or involuntary termination by the company (not for cause)
The target equity grant for fiscal 2023 was $1,500,000
The associated maximum equity value before share price movements is taken into account is $2,625,000 (assumes 75% of the award is earned at 200% of target and 25% of the award is earned at 100% of target)

Post Employment Benefits Provide future income security		Retirement savings benefits comparable to U.K. based salaried employees No cash severance benefit
Other Benefits Attract and retain well-qualified executive		Select U.K. executive benefits including life, accident, and disability insurance Limited personal usage of car service for security
Share Ownership Guidelines Align Chair’s interests with those of shareholders		Acquisition and holding of the Company's common shares with a value of five times base salary within five years of appointment to the Board (requirement already met)
Directors’ Compensation Table:
The following table summarizes remuneration paid or awarded (in USD) to the Company’s non-NEO Directors for the years ended December 31, 2023, 2022 and 2021:

Name	Position	Year	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
		2023	500,000	1,302,043	280,019	2,082,062
Suzanne Heywood	Chair	2022	500,000	1,439,676	225,757	2,165,433
		2021	500,000	—	144,142	644,142
Elizabeth Bastoni	Director	2023	85,000	—	—	85,000
		2023	165,000	—	—	165,000
Howard W. Buffett	Director	2022	165,000	—	—	165,000
		2021	128,792	—	—	128,792
Richard Kramer	Director	2023	75,000	—	—	75,000
Karen Linehan	Director	2023	160,000	—	—	160,000
		2022	76,083	—	—	76,083
		2023	170,000	—	—	170,000
Alessandro Nasi	Director	2022	170,000	—	—	170,000
		2021	132,694	—	—	132,694
		2023	150,000	—	—	150,000
Vagn Sørensen	Director	2022	150,000	—	—	150,000
		2021	117,083	—	—	117,083
Åsa Tamsons	Director	2023	150,000	—	—	150,000
		2022	118,820	—	—	118,820

(1)All fees earned in fiscal year 2023 for services as a Director, including committee chairperson and member fees.
(2)Represents the aggregate grant date fair value of PSUs and RSUs computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation and does not correspond to the actual value that will be realized by the Chair. For fiscal 2023, the grant date was May 10, 2023, and the grant price was $12.18 for the 26,375 RSUs and $12.43 for the 79,125 PSUs granted. As of December 31, 2023, the Chair held 91,866 outstanding RSUs and 511,941 outstanding PSUs.
(3)The amounts in All Other Compensation for the Chair include the following:

Suzanne Heywood	Personal Usage of Car Service	Executive Health Assessment	Defined Contributions	National Insurance	Total ($)
2023	101,894	10,036	22,300	145,789	280,019
For the Non-Executive Directors, the amounts include Pension and Similar benefits, specifically, social security and national insurance contributions, as required in their countries.
The following table discloses the 2023 remuneration paid or awarded (in USD) of CNH Board of Directors who ended their CNH board service in 2023:

Name	Position	Year	Fees Earned or Paid in Cash(1)	Stock Awards	All Other Compensation	Total
Catia Bastioli(1)	Director	2023	82,500	—	—	82,500
Léo W. Houle(1)	Senior Non-Executive Director	2023	85,000	—	—	85,000
(1)Ms. Bastioli and Mr. Houle stepped down from CNH Board of Directors' as of the AGM on April 14, 2023.
Disclosures According to Dutch Civil Code and Dutch Corporate Governance Code
Implementation of Remuneration Policy in 2023
The following table summarizes remuneration paid or awarded (in USD) for the years ended December 31, 2023, and 2022 to the Company Executive Directors (the “Summary Remuneration Table”):

			Fixed Remuneration		Variable Remuneration
Executive Directors	Position	Year	Base Salary or Fees	Fringe Benefits(1)	One-year variable (2) (3)	Multi-year variable(4)	Extraordinary items(5)	Pension & Similar Benefits(6)	Total Remuneration	Proportion of fixed to variable renumeration (7)
Scott W. Wine	CEO	2023	1,700,000	241,563	3,083,800	24,773,369	2,355,000	557,766	32,711,498	8%
		2022	1,700,000	176,866	4,960,300	23,504,170	4,248,000	586,393	35,175,729	7%
Suzanne Heywood	Chair	2023	500,000	118,117	—	2,965,558	—	168,089	3,751,764	23%
		2022	500,000	46,344	—	2,765,089	—	184,157	3,495,590	22%
(1)For the CEO, the amount includes a Company leased vehicle, health care and life insurances, and personal usage of aircraft. For the Chair, the amount includes personal use of a Company-provided car service, healthcare and life insurances and executive health assessment.
(2)The 2023 amount represents the bonus approved for the performance year and paid in 2024. See the Incentives section in the CD&A for details of the payout and in the "CEO's 2023 Company Bonus Plan Performance Factor Calculations:" shown in the next table.
(3)The Chair does not participate in the annual cash incentive plan.
(4)The amounts represent each fiscal year’s share-based compensation (SBC) expense under applicable accounting standards relating to grants issued with a portion of the vesting period in the fiscal year. For 2023, the amount includes the 2023-2025, 2022-2024 and the 2021-2023 LTI plans. The performance factor assumption is 1.31 for the 2023-2025 LTI PSUs, 1.69 for the 2022-2024 LTI PSUs and 1.83 for the 2021-2023 LTI PSUs. This valuation differs from the equity value required to be reported in the Summary Compensation Table under the U.S. disclosure requirements (which is the aggregate grant date fair value of RSUs and PSUs granted during the fiscal year).
The following shows the SBC expense comparing the range of payout at target, assumed performance, and maximum:

Executive Director	Position	Year	At Target ($)	At Assumed Performance ($)	At Maximum ($)
Scott W. Wine	CEO	2023	15,594,596	24,773,369	28,368,464
		2022	14,018,559	23,504,170	24,452,627
Suzanne Heywood	Chair	2023	1,872,251	2,965,558	3,403,224
		2022	1,652,281	2,765,089	2,883,703
(5)The amount in 2023 represents the second of three annual installments of a cash award which will total $7.578M. This award replaces the CEO’s forfeited long-term awards which were not covered under the CNH 2021-2023 LTI awards. The third installment will equal $0.975M and is set to be paid in 2024. The 2024 payment was made in fiscal 2024 and will be reported in the Company’s executive compensation disclosure for fiscal 2024.
(6)For the CEO, the 2023 amount includes expense recorded for accruing retiree healthcare benefits and Company contributions into deferred retirement savings plans and U.S. Social Security and Medicare. For the Chair, the amount includes Company contributions for retirement savings and U.K. National Insurance. The U.S. Social Security and Medicare and U.K. National Insurance contributions are not included in the Summary Compensation Table.
(7)The ratio is the percentage of fixed pay elements over the percentage of variable pay elements. Variable elements include variable incentives and extraordinary items.

CEO’s 2023 Company Bonus Plan Performance Factor Calculations

Corporate Measures(1)			Weight	Threshold	Target	Maximum	Results	Results vs. Targets	Weighted Payout Factor
Consolidated Adjusted EBIT Margin %(2)		a)	40%	11.1%	12.7%	15.9%	13.1%	103.1%	45.0%
		b)		$408,000	$1,360,000	$2,720,000	$1,531,900
Consolidated Revenues @ CC ($M)		a)	20%	$22,241	$25,418	$29,231	$24,651	97.0%	16.6%
		b)		$204,000	$680,000	$1,360,000	$565,900
Cash Conversion Ratio %		a)	20%	59.5%	70.0%	105.0%	52.6%	76.3%	0.0%
		b)		$204,000	$680,000	$1,360,000	$0
ESG	CO2 Emissions %	a)	10%	-28.5%	-30.0%	-34.5%	-35.5%	118.3%	20.0%
KPIs		b)		$102,000	$340,000	$680,000	$680,000
	Accident Frequency Rate(3)	a)	10%	0.148	0.141	0.120	0.100	129.1%	9.0%
		b)		$102,000	$340,000	$680,000	$306,000
Total		a)	100%						90.70%
		b)		$1,020,000	$3,400,000	$6,800,000	$3,083,800
(1)See the Compensation Design section of the CD&A for more detail on how implementation of the remuneration policy for 2023 contributes to sustainable long term value creation.
(2)We adjust U.S. GAAP financial measures for purposes of our financial performance measures to ensure the results properly reflect management contributions.
(3)Accident Frequency Rate has a declining goal value for maximum payout, so a value lower than target indicates that the achievement level exceeded target.
The Company confirms the following for the year 2023:
•No severance or other payments or termination of employment or engagement were made to Executive or Non-Executive Directors;
•No variable remuneration has been clawed-back, and no variable remuneration has been adjusted retroactively from Executive or Non-Executive Directors; and
•No personal loans have been granted to Executive or Non-Executive Directors and no guarantees have been granted in favor of any Executive or Non-Executive Directors.
Share Awards
The following table summarizes unvested performance share units and restricted share units held by Executive Directors as of December 31, 2023:

Table - Shares Awarded or Due to the Directors for the Reported Financial Year

	The main conditions of share unit plans					Information regarding the reported financial year
						Opening Balance	During the Year			Closing Balance			Accounting Expense (1)
Name of Director, Position	Award Name	Performance Period	Award Date	Vesting Date	End of Holding Period	Share Units Awarded at the Beginning of the Period	Share Units Awarded	Shares Forfeited	Share Units Vested	Share Units Subject to a Performance Condition	Share Units Unvested	Share Units Subject to a Holding Period
							FMV at Grant (US$000s)		FMV at Vest (US$000s)				US$000s
Scott W. Wine, CEO	2023-2025 PSU (2)	01/01/23-12/31/25	5/10/2023	2/28/2026	5/10/2028	—	632,475	—	—	632,475	632,475	632,475	—
						—	7,861	—	—	—	—	—	2,211
	2023-2025 RSU (2)	01/01/23-04/30/25	5/10/2023	4/30/2026	5/10/2028	—	210,825	—	—	—	210,825	210,825	—
						—	2,547	—	—	—	—	—	516
	2022-2024 PSU(3)	01/01/22– 12/31/24	5/20/2022	2/28/2025	5/20/2027	626,100	—	—	—	626,100	626,100	626,100	—
						—	—	—	—	—	—	—	5,655
	2022-2024 RSU(3)	01/04/22 - 04/30/25	5/20/2022	4/30/2025	5/20/2027	208,700	—	—	—	—	208,700	208,700	—
						—	—	—	—	—	—	—	965
	2021-2023 PSU(4)	01/01/21– 12/31/23	1/4/2021	2/28/2024	1/4/2026	2,603,224	—	—	—	2,603,224	2,603,224	2,603,224	14,087
	2021-2023 RSU(4)	01/04/21 - 04/30/24	1/4/2021	4/30/2022	1/4/2026	—	—	—	—	—	—	289,119	—
				4/30/2023		289,120	—	—	289,120	—	—	289,120	435
						—	—	—	4,029	—	—	—	—
				4/30/2023		289,120	—	—	—	—	289,120	289,120	905
						—	—	—	—	—	—	—	—
Suzanne Heywood, Chair	2023-2025 PSU (2)	01/01/23-12/31/25	5/10/2023	2/28/2026	5/10/2028	—	79,125	—	—	79,125	79,125	79,125	—
						—	983	—	—	—	—	—	277
	2023-2025 RSU (2)	01/01/23-04/30/25	5/10/2023	4/30/2026	5/10/2028	—	26,375	—	—	—	26,375	26,375	—
						—	319	—	—	—	—	—	64
	2022-2024 PSU(3)	01/01/22– 12/31/24	5/20/2022	2/28/2025	5/20/2027	78,300	—	—	—	78,300	78,300	78,300	—
						—	—	—	—	—	—	—	707
	2022-2024 RSU(3)	01/04/22 - 04/30/25	5/20/2022	4/30/2025	5/20/2027	26,100	—	—	—	—	26,100	26,100	—
						—	—	—	—	—	—	—	121
	2021-2023 PSU(4)	01/01/21– 12/31/23	12/14/2020	2/28/2024	12/14/2025	354,516	—	—	—	354,516	354,516	354,516	1,640
	2021-2023 RSU(4)	12/14/20– 4/30/24	12/14/2020	4/30/2022	12/14/2025	—	—	—	—	—	—	39,391	—
				4/30/2023		39,390	—	—	39,390	—	—	39,390	51
						—	—	—	549	—	—	—	—
				4/30/2024		39,391	—	—	—	—	39,391	39,391	106
	Total Share Units					4,553,961	948,800	—	328,510	4,373,740	5,174,251	5,831,271	—
	Total FMV ($000s)					—	11,710	—	4,578	—	—	—	27,739
(1)The accounting valuation of share-based compensation expense is the value reported for equity awards in the Summary Remuneration table.

(2)The 2023-2025 performance cycle awards which consists of a Company performance component, with potential vesting of PSUs, and an individual performance component, with potential vesting of RSUs. The PSUs vest at the end of the performance cycle, while the RSUs on April 30, 2026.
(3)The legacy 2022-2024 performance cycle awards which consists of a Company performance component, with potential vesting of PSUs, and an individual performance component, with potential vesting of RSUs. The PSUs vest at the end of the performance cycle, while the RSUs on April 30, 2025.
(4)The legacy 2021-2023 performance cycle awards, which consist of a Company performance component, with potential vesting of PSUs, and an individual performance component, with potential vesting of RSUs. The PSUs vest at the end of the performance cycle, while the RSUs vest in three equal annual installments over the performance cycle.
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
The CEO’s pay in 2023, 2022, and 2021 reflect the pay of Scott W. Wine, hired on January 4, 2021 with a highly competitive pay package and hiring incentive awards to attract him to join the Company and leave a highly paid CEO position at his former employer. Additionally, the incentive included one-time highly leveraged performance-based equity awards to align him with Company shareholders and provide upside potential reward linked to performance for the risk he assumed changing from a known company and industry to a much larger, globally diverse, and complex company in a different industry. His performance-based equity awards have experienced above target performance under Mr. Wine’s leadership across each of the metrics, Adjusted Diluted EPS, Industrial ROIC, and relative TSR. The 2023 value of the equity awards reflects achievement of PSUs for the 2022-2024 LTI PSUs. Additional explanation of the CEO’s pay in 2023 and 2022 can be referenced in the CD&A and the Pay versus Performance section of this report.
The average employee compensation is the total personnel costs reported in the Annual Report, which excludes CEO compensation, divided by average year headcount reported in the Annual Report, less the CEO who is included in the total average year headcount. Over the five-year period, the average employee compensation has been impacted, due to changing business conditions, by shifts in the labor market in the different geographies.
The five-year trend of CEO pay versus average employee compensation is shown in the following table:

	2023	2022	2021	2020	2019	5-year trend
CEO compensation ($000s)(1)	32,712(1)	35,176(2)	21,805(2)	5,702(3)	6,632(4)	493%
Average Employee compensation (6) ($000s)	81.6	76.4	69.7	60.2	60.5	135%
CEO Pay Ratio	400	460	313	95	110	364%
Notes:
(1)The compensation for the CEO is as reported in the Summary Remuneration table per the DCGC and Dutch Civil Code unless otherwise noted in subsequent footnotes. In 2023, the CEO’s compensation includes the value of the CEO’s performance-based equity awards representing each fiscal year’s share-based compensation (SBC) expense under applicable accounting standards relating to grants issued with a portion of the vesting period in the fiscal year. For 2023, the amount includes the 2023-2025, 2022-2024 and the 2021-2023 LTI plans. The performance factor assumption is 1.31 for the 2023-2025 LTI PSUs, 1.69 for the 2022-2024 LTI PSUs, and 1.82 for the 2021-2023 LTI PSUs. This valuation differs from the equity value in the Summary Compensation Table under the 10-K regulations which applies the FMV at grant date of the awards granted during the fiscal year. Mr. Wine’s target total direct compensation which is fixed for five years is $17.1M, which would result in a CEO pay ratio of 224 and maximum payout opportunity of $29.5M, resulting in a ratio of 386.
(2)In 2022, the CEO’s compensation includes the value of the CEO’s performance-based equity awards with an expected 2x payout for the 2021-2023 LTI PSUs and 1.5x payout for the 2022-2023 LTI PSUs and the extraordinary compensation of $4.2 million related to the first installment of three of the hiring cash incentive which replaces the forfeited equity not covered under the 2021-2023 LTI awards. Mr. Wine’s target total direct compensation which is fixed for five years is $17.1M, which would result in a CEO pay ratio of 224 and maximum payout opportunity of $29.5M, resulting in a ratio of 386.
(3)The CEO, hired January 4, 2021, received a signing incentive to leave his prior employer before his 2020 bonus payout. The ratio excluding that one-off payment is 290. The equity expense included in the total CEO compensation is assuming target payout for the company performance share units. The actual payout is at the end of the performance period and will be determined in February 2024. The ratio assuming maximum payout for the company performance share units is 434.

(4)For 2020, data incorporates the compensation of the former CEO and the Acting CEO, as was reported in the Summary Remuneration table.
(5)For 2019, CEO compensation is consistent with the Summary Remuneration table include in the 2019 report, excluding the 2019 accounting value of the CEO’s one-time “Make Whole” award, which vested in September 2019. Including the 2019 Make Whole accounting value of $2.8M, the CEO pay ratio would be 156. The 2019 CEO Pay Ratio calculation includes $2.9M in accounting value related to the 2017-2019 PSUs that did not meet the threshold achievement for any payout and have been forfeited. The CEO Pay Ratio excluding the forfeited PSU award would be 62.
(6)Average employee compensation is derived from personnel costs reported under IFRS, which does not include personnel costs for the Executive Directors, divided by the average headcount. Personnel costs as disclosed with the IFRS Annual Report for 2023, 2022, 2021, 2020, and 2019 are $3.331M, $2.976M, $4.695M, $3.820M, and $3.909M, respectively. Average number of employees as disclosed within the IFRS Annual Report for 2023, 2022, 2021, 2020, and 2019 are 40,696, 38,966, 67,318, 63,482, and 64,596, respectively.
For perspective, the Company`s key performance metrics for the same past five years are shown below:

Selected Performance Data (1)(2)	2023	2022	2021	2020	2019	5-year trend
Net Income – US GAAP ($ million)	2,039	2,039	1,801	(198)	797	256%
Adjusted Diluted Earnings/(Loss) per share ($)	1.70	1.46	1.28	0.42	0.64	266%
Absolute Total Shareholder Return - Indexed from 2018(3)	152	208	199	128	118	129%
Notes:
(1)Includes non-GAAP metrics derived from financial information prepared in accordance with U.S. GAAP.
(2)Figures from 2019 to 2023 reflect the continuing operations scope of CNH, that is excluding the Iveco Group businesses results.
(3)Using dividend-adjusted closing prices at the ending of each year and indexing from a 2018 year end baseline (i.e., index at 100).
Under the leadership of the current CEO, the 2023 and 2022 operational results on numerous key metrics hit strong levels and shareholders earned a high cumulative two-year return. In the Pay versus Performance section, additional metrics are shown, including a comparison to the relative TSR of the S&P 500 Industrial index, a group of industrial peers. The investment in securing Mr. Wine’s expertise, vision and leadership has already paid off through the increased value delivered to shareholders and stakeholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Persons Owning More than Five Percent of CNH Industrial Common Shares
The following table shows the number of CNH common shares beneficially owned as of February 29, 2024, (unless otherwise indicated) by each person who, to our knowledge, beneficially owns more than 5% of our common shares.

	Shares Beneficially Owned and Held	Percent of Common Shares(4)
Greater Than 5% Owner
EXOR N.V.(1)	366,927,900	29.5%
Harris Associates L.P.(2)	160,517,694	12.9%
Blackrock, Inc.(3)	85,186,368	6.8%
(1)In addition, EXOR N.V. holds 366,927,900 special voting shares; EXOR N.V.'s voting power in CNH is 45.4%, calculated as the ratio of (i) the aggregate number of common and special voting shares owned by EXOR N.V. and (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of February 29, 2024, being respectively 1,245,352,431 outstanding common shares and 370,997,621 special voting shares.
(2)Information based on a Schedule 13G/A (Amendment No. 4) filed with the SEC on February 14, 2024. Harris Associates L.P.'s voting power in CNH is 9.9% calculated as the ratio of (i) the number of common shares owned by Harris Associates L.P. as reported on such Schedule 13G/A and (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of February 29, 2024.
(3)Information based on the filing made by BlackRock, Inc. on a Schedule 13G filed with the SEC on February 2, 2024. BlackRock, Inc.’ s voting power is 5.3%* calculated as the ratio of (i) the number of common shares owned by BlackRock, Inc. as reported on such Schedule 13G and (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of February 29, 2024.
(*) The amount does not include potential holdings where BlackRock, Inc. has a contractual right to indirectly acquire common shares potentially enabling the increase of common share and voting rights.

(4)There were 1,245,352,431 outstanding common shares at February 29, 2024. The “Percent of Common Shares” is calculated by using the latest publicly disclosed number of owned common shares as the numerator, respectively, and the number of the Company’s outstanding common shares as of February 29, 2024 as the denominator.
As of February 29, 2024, EXOR N.V.’s voting power in CNH as a result of the loyalty voting program was approximately 45.4%. EXOR N.V., through its voting power, has the ability to significantly influence the decisions submitted to a vote of our shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness.
Security Ownership of Directors and Executive Officers
The following table shows the number of common shares of CNH beneficially owned as of February 29, 2024 (unless otherwise indicated) by:
•each individual who was serving as a director;
•each of the NEO's
•all individuals who were serving as directors or executive officers;
A beneficial owner of shares (represented in column (a)) is a person who has sole or shared voting power (meaning the power to control voting decisions) or sole or shared investment power (meaning the power to cause the sale or other disposition of the shares). A person also is considered the beneficial owner of shares to which that person has the right to acquire beneficial ownership (within the meaning of the preceding sentence) within 60 days. For this reason, the following table includes PSUs, restricted shares, and RSUs that could become exercisable or be settled within 60 days of February 29, 2024, at the discretion of an individual identified in the table (represented in column (c)).

	Shares Beneficially Owned and Held (a)	Options, PSUs, Restricted Shares, and RSUs Available Within 60 Days (c)	Total	Percent of Shares Outstanding(1)
Directors
Elizabeth Bastoni	—	—	—	(*)
Howard W. Buffett	17,866	—	17,866	(*)
Suzanne Heywood	508,201	39,391	547,592	(*)
Richard J. Kramer	—	—	—	(*)
Karen Linehan	11,903	—	11,903	(*)
Alessandro Nasi	356,203	—	356,203	(*)
Vagn Sorensen	27,000	—	27,000	(*)
Asa Tamsons	3,700	—	3,700	(*)
Scott W. Wine	4,074,505	289,120	4,363,625	(*)
Named Executive Officers(2)
Oddone Incisa	742,653	77,748	820,401	(*)
Marc Kermisch	104,236	14,674	118,910	(*)
Derek Neilson	996,709	65,779	1,062,488	(*)
Stefano Pampalone	385,058	28,377	413,435	(*)
All directors and executive officers as a group	7,228,034	515,089	7,743,123	(*)
(1)There were 1,245,352,431 common shares outstanding as of February 29, 2024. All these common shares have the same rights and entitlements. The “Percent of Common Shares” was calculated by using the number of shares beneficially owned. as the numerator, respectively, and the number of the Company’s outstanding common shares as the denominator.
(2)Excludes Scott W. Wine, who is included among directors in this table.
All individuals listed in the table above have sole voting and investment power over the shares unless otherwise noted.
The following table sets forth certain information, as of December 31, 2023, concerning securities authorized for issuance under all of our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(b)
Equity compensation plans approved by security holders	$32,182,031	$11.20	$11,936,346
Equity compensation plans not approved by security holders	—	—	—
Total	$32,182,031	$11.20	$11,936,346
a)     This amount includes 32,182,031 PSUs and RSUs awarded under the CNH Industrial N.V. Equity Incentive Plan. Under the Company’s long-term incentive programs, the PSUs are payable only in stock after the three-year performance period is ended for the PSUs and subject to the attainment of performance goals; in one final installment for the last tranche of 2021-2023 RSUs, on April 30, 2024 and for the 2022-2024 RSUs, on April 30, 2025 and for the 2023-2025 RSUs, on April 30, 2026. The number of shares reflects the maximum number of shares that may be earned under the PSUs.
b)     This amount includes 11,936,346 shares available under the CNH Industrial N.V. Equity Incentive Plan. Under the CNH Industrial N.V. Equity Incentive Plan, the Company may award shares in connection with stock options and stock appreciation rights, performance shares or performance share units, restricted stock or restricted stock units, or other awards based on Common Shares determined by the HCC Committee. In addition, shares covered by outstanding awards become available for new awards if the award is forfeited or expires before delivery of the shares.
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
Since the beginning of 2023, there were no related party transactions requiring disclosure herein.

Director Independence
We have a one-tier board structure (i.e. board that is composed of both members having responsibility for our day-to-day operations, who are referred to as “executive directors”, and members not having such responsibility, who are referred to as “non-executive directors”). Our executive directors, Ms. Heywood and Mr. Scott Wine, and the non-executive directors were elected at the Company’s annual general meeting of shareholders held on April 14, 2023. The term of office of the current Board will expire on May 3, 2024, the date of the Company’s next Meeting.
Six directors (67%) qualify as independent for purposes of NYSE rules, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Dutch Code and that none of the independent directors has any material relationship with the Company, other than as a director or shareholder of the Company.
Item 14.     Principal Accountant Fees and Services
Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) served as our independent registered public accounting firm for the year ended December 31, 2022. Under the laws and regulations of the Netherlands, the Ernst & Young Entities audit tenure ended upon the completion of their 2022 financial year audits due to mandatory audit firm rotation rules. At the April 13, 2022 Annual General Meeting of the Shareholders, Deloitte Accountants B.V. was appointed the Company’s independent auditor for the 2023 Company Annual Financial Statements. Deloitte & Touche LLP, the member firms of Deloitte and their respective affiliates (collectively, the “Deloitte Entities”) served as our independent registered public accounting firm for the year ended December 31, 2023.

We incurred the following fees for professional services for the years ended December 31, 2023 and 2022 referred to the Deloitte Entities and the Ernst & Young Entities, respectively:

	2023	2022
Audit fees	$10,352,000	$8,215,000
Tax fees	115,000	—
Audit-related fees	1,003,000	1,604,000
Other fees	107,000	34,000
Total	$11,577,000	$9,853,000
“Audit fees” are the aggregate fees from the Ernst & Young Entities or the Deloitte Entities, as applicable, for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. "Tax fees" include, among other things, statutory tax return preparation relating to mergers and acquisitions. “Audit-related fees” are fees charged by the Ernst & Young Entities or the Deloitte Entities, as applicable, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” This category comprises fees for the procedures performed as part of the audit of employee benefit plans and pension plans, agreed-upon procedure engagements, comfort letters in connection with financing transactions and other attestation services subject to regulatory requirements. "Other fees" consist principally of fees related to human resources services.
Audit Committee’s Pre-Approval Policies and Procedures
Our Audit Committee nominates and engages our independent registered public accounting firm to audit our consolidated financial statements. Our Audit Committee has a policy requiring management to obtain the Audit Committee’s approval before engaging our independent registered public accounting firm to provide any other audit or permitted non-audit services to us or our subsidiaries. Pursuant to this policy, which is designed to ensure that such engagements do not impair the independence of our independent registered public accounting firm, the Audit Committee reviews and pre-approves (if appropriate) specific audit and non-audit services in the categories Audit Services, Audit-Related Services, Tax Services, and any other services that may be performed by our independent registered public accounting firm. During the year ended December 31, 2023, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Schedules - CNH Industrial N.V. and Subsidiaries
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.
(a) 2. Exhibits
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Report. The “Exhibit Index” to this Amendment No. 1 sets forth the additional exhibits required to be filed with this Amendment No. 1.

Exhibit	Description
31.1	Certification of Chief Executive Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH INDUSTRIAL N.V. (Registrant)

By:	/s/ SCOTT W. WINE
Scott W. Wine
Chief Executive Officer
Date: March 19, 2024