Form 10-Q
period 2024-03-31
CNH Industrial N.V.
filed 2024-05-06
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At March 31, 2024, 1,257,481,824 common shares, par value €0.01 per share, of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2024 and December 31, 2023
(Unaudited)

(in millions of dollars)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,236	$4,322
Restricted cash	723	723
Trade receivables, net	155	133
Financing receivables, net	24,120	24,249
Financial receivables from Iveco Group N.V.	230	380
Inventories, net	6,189	5,545
Property, plant and equipment, net	1,903	1,913
Investments in unconsolidated subsidiaries and affiliates	559	563
Equipment under operating leases	1,374	1,417
Goodwill	3,603	3,614
Other intangible assets, net	1,265	1,292
Deferred tax assets	977	979
Derivative assets	103	136
Other assets	1,289	1,085
Total Assets	$45,726	$46,351
Liabilities and Equity
Debt	$27,780	$27,326
Financial payables to Iveco Group N.V.	70	146
Trade payables	3,225	3,611
Deferred tax liabilities	39	35
Pension, postretirement and other postemployment benefits	458	476
Derivative liabilities	175	216
Other liabilities	5,967	6,307
Total Liabilities	37,714	38,117
Redeemable noncontrolling interest	57	54
Common shares, €0.01, par value; outstanding 1,257,481,824 common shares and 370,997,621 loyalty program special voting shares at 3/31/2024; and outstanding 1,290,937,585 common shares and 371,000,610 loyalty program special voting shares at 12/31/2023	25	25
Treasury stock, at cost; 106,918,372 shares at 3/31/2024 and 73,462,611 at 12/31/2023	(1,276)	(865)
Additional paid in capital	1,415	1,578
Retained earnings	10,151	9,750
Accumulated other comprehensive income (loss)	(2,423)	(2,374)
Noncontrolling interests	63	66
Total Equity	7,955	8,180
Total Liabilities and Equity	$45,726	$46,351

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars and shares, except per share amounts)	2024	2023
Revenues
Net sales	$4,131	$4,776
Finance, interest and other income	687	566
Total Revenues	4,818	5,342
Costs and Expenses
Cost of goods sold	3,195	3,611
Selling, general and administrative expenses	411	438
Research and development expenses	228	231
Restructuring expenses	31	1
Interest expense	394	272
Other, net	157	163
Total Costs and Expenses	4,416	4,716
Income (loss) of Consolidated Group before Income Taxes	402	626
Income tax expense	(77)	(173)
Equity in income of unconsolidated subsidiaries and affiliates	77	33
Net income (loss)	402	486
Net income (loss) attributable to noncontrolling interests	1	4
Net income (loss) attributable to CNH Industrial N.V.	$401	$482

Earnings per share attributable to common shareholders
Basic	$0.32	$0.36
Diluted	$0.31	$0.35
Weighted average shares outstanding
Basic	1,260	1,342
Diluted	1,274	1,359

Cash dividends declared per common share	$—	$—

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2024	2023
Net income (loss)	$402	$486
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	7	10
Changes in retirement plans’ funded status	—	(5)
Foreign currency translation	(50)	(33)
Share of other comprehensive income (loss) of entities using the equity method	(6)	(9)
Other comprehensive income (loss), net of tax	(49)	(37)
Comprehensive income (loss)	353	449
Less: Comprehensive income attributable to noncontrolling interests	1	5
Comprehensive income (loss) attributable to CNH Industrial N.V.	$352	$444

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2024	2023
Cash Flows from Operating Activities
Net Income (loss)	$402	$486
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	103	86
Depreciation and amortization expense of assets under operating leases	45	46
(Gain) loss on disposal of assets, net	—	6
Undistributed income of unconsolidated subsidiaries	(77)	9
Other non-cash items, net	57	32
Changes in operating assets and liabilities:
Provisions	(39)	113
Deferred income taxes	(18)	(52)
Trade and financing receivables related to sales, net	(22)	(355)
Inventories, net	(681)	(1,057)
Trade payables	(332)	172
Other assets and liabilities	(332)	(187)
Net cash provided (used) by operating activities	(894)	(701)
Cash Flows from Investing Activities
Additions to retail receivables	(1,769)	(1,601)
Collections of retail receivables	1,476	1,376
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(96)	(90)
Expenditures for assets under operating leases	(106)	(107)
Other, net	76	(327)
Net cash provided (used) by investing activities	(419)	(749)
Cash Flows from Financing Activities
Proceeds from long-term debt	4,584	995
Payments of long-term debt	(3,357)	(1,040)
Net increase in other financial liabilities	(326)	420
Dividends paid	(1)	(1)
Purchase of treasury stock and other	(581)	(71)
Net cash provided (used) by financing activities	319	303
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(92)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,086)	(1,124)
Cash, cash equivalents and restricted cash, beginning of year	5,045	5,129
Cash, cash equivalents and restricted cash, end of period	$3,959	$4,005

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,236	$3,213
Restricted cash	723	792
Total cash, cash equivalents and restricted cash	$3,959	$4,005
See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2023	$25	$(865)	$1,578	$9,750	$(2,374)	$66	$8,180	$54
Net income (loss)	—	—	—	401	—	(3)	398	4
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	—	(49)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(581)	—	—	—	—	(581)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	173	(173)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	(3)	—	—	—	—	(3)	—
Balance March 31, 2024	$25	$(1,276)	$1,415	$10,151	$(2,423)	$63	$7,955	$57

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49
Net income (loss)	—	—	—	482	—	—	482	4
Other comprehensive income (loss), net of tax	—	—	—	—	(38)	1	(37)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(71)	—	—	—	—	(71)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	24	—	—	—	24	—
Other changes	—	—	—	—	—	74	74	—
Balance March 31, 2023	$25	$(301)	$1,528	$8,388	$(2,316)	$75	$7,399	$52

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. (“CNH” or the “Company”) is incorporated in, and under the laws of, the Netherlands. CNH is a leading company in the capital goods sector that designs, produces and sells agricultural equipment and construction equipment. In addition, CNH’s Financial Services segment offers an array of financial products and services, including retail financing for the purchase or lease of new and used CNH and other manufacturers’ products and other retail financing programs and wholesale financing to dealers.
The consolidated financial statements of CNH Industrial N.V. and its consolidated subsidiaries have been voluntarily prepared by the Company without audit. Although prepared on a voluntary basis, the consolidated financial statements included in the report comply in all material respects with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) governing interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including rising inflation, and geopolitical events may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
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
Business Combinations
Effective October 12, 2023, CNH closed on its purchase of Hemisphere, a global satellite navigation technology leader, for a total consideration of $181 million. The acquisition of Hemisphere consolidates our guidance and connectivity capabilities to advance CNH's in-house precision, automation and autonomy technology for the agriculture and construction industries. At December 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $111 million and $51 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not been finalized as of March 31, 2024. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Measurement period adjustments were recorded in the first quarter of 2024 which decreased goodwill by $2 million and increased other intangible assets by $6 million, offset by an increase in deferred tax liabilities and a decrease in other assets. Pro forma results of operations have not been presented because the effects of the Hemisphere acquisition were not material to the Company’s consolidated results of operations for the quarter ended December 31, 2023. Additionally, Hemisphere's post-acquisition results were not material.
On March 15, 2023, CNH acquired a controlling interest in Bennamann LTD ("Bennamann") (ownership interest of 50.0085%) by purchasing an additional 34.4% interest through cash consideration of approximately $51 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $118 million and $46 million in preliminary goodwill and intangible assets, respectively. There were no measurement period adjustments recorded in the current quarter. Measurement period adjustments were made in the second and third quarters of 2023 reducing goodwill by $3 million, primarily offset by increases in intangible assets as a result of updates of certain of the valuations. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s consolidated results of operations for the quarter ended March 31, 2023. Additionally, Bennamann's post-acquisition results were not material.
On March 13, 2023, CNH purchased Augmenta Holding SAS ("Augmenta"). The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $80 million and a deferred payment of $10 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. There were no measurement period adjustments recorded in the current quarter. Measurement period adjustments were recorded in the second and third quarters of 2023 reducing goodwill by $14 million primarily offset by increases in intangible assets as a result of updates of certain of the valuations. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s consolidated results of operations for the quarter ended March 31, 2023. Additionally, Augmenta's post-acquisition results were not material.
2. NEW ACCOUNTING PRONOUNCEMENTS
Adopted in 2024
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
Disclosure improvements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material effect on its financial statements and related disclosures.

3. REVENUE
The following table summarizes revenues for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Agriculture	$3,373	$3,927
Construction	758	849
Total Industrial Activities	4,131	4,776
Financial Services	685	549
Eliminations and other	2	17
Total Revenues	$4,818	$5,342
The following table disaggregates revenues by major source for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Revenues from:
Sales of goods	$4,120	$4,767
Rendering of services and other revenues	11	9
Revenues from sales of goods and services	4,131	4,776
Finance and interest income	536	402
Rents and other income on operating lease	151	164
Finance, interest and other income	687	566
Total Revenues	$4,818	$5,342
Contract liabilities recorded in Other liabilities were $55 million and $50 million at March 31, 2024 and December 31, 2023, respectively. Contract liabilities primarily relate to extended warranties. During the three months ended March 31, 2024 and 2023, revenues included $5 million and $3 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $55 million (approximately $48 million at December 31, 2023). CNH expects to recognize revenue on approximately 31% and 93% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 32% and 95% as of December 31, 2023, respectively).
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
The following table presents certain assets and liabilities of consolidated VIEs, which are included in the consolidated balance sheets included in this report. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Company (in millions of dollars).

	March 31, 2024	December 31, 2023
Restricted cash	$629	$626
Financing receivables	10,369	10,365
Total Assets	$10,998	$10,991
Debt	$10,072	$10,033
Total Liabilities	$10,072	$10,033

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
A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial N.V	$401	$482
Weighted average common shares outstanding—basic	1,260	1,342
Basic earnings (loss) per share	$0.32	$0.36
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,260	1,342
Dilutive effect of stock compensation plans (1)	14	17
Weighted average common shares outstanding—diluted	1,274	1,359
Diluted earnings (loss) per share	$0.31	$0.35
(1) For the three months ended March 31, 2024, 301,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three months ended March 31, 2023, no shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH’s defined benefit pension plans and postretirement health and life insurance plans for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Service cost	$2	$2	$1	$1	$1	$1
Interest cost	13	14	2	2	1	1
Expected return on assets	(13)	(11)	(1)	(1)	—	—
Amortization of:
Prior service credit	—	—	(6)	(9)	—	—
Actuarial loss (gain)	5	4	—	—	—	—
Net periodic benefit cost	$7	$9	$(4)	$(7)	$2	$2
.
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $100 million. This amount will be amortized from other comprehensive income to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three months ended March 31, 2024 and 2023, $6 million and $6 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 and 2023 was 19.2% and 27.6%, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the three months ended March 31, 2023 due to discrete items that reduced the rate in 2024 compared to discrete items that increased the rate in 2023.

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
CNH has three operating segments:
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. We are also a leading provider of technology dedicated to Precision Agriculture. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil, specializing in tillage and seeding systems; Miller, manufacturing application equipment. The Raven brand supports Precision Agriculture, digital technology and the development of autonomous systems. Hemisphere, acquired in 2023, provides high-performance satellite positioning technology for the agriculture and construction industries.
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
With reference to the Agriculture and Construction segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Agriculture and Construction segments profitability. Adjusted EBIT of the Agriculture and Construction segments is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities’ segments interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain nonrecurring items. In particular, non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of on-going operational activities.
With reference to Financial Services, the CODM assesses the performance of the segment and makes decisions about resource allocation on the basis of net income prepared in accordance with U.S. GAAP.

The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure, for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Agriculture	$421	$570
Construction	51	44
Unallocated items, eliminations, and other	(67)	(59)
Financial Services Net Income	118	78
Financial Services Income Taxes	19	29
Interest expense of Industrial Activities, net of interest income and eliminations	(32)	(4)
Foreign exchange (gains) losses, net of Industrial Activities	—	(6)
Finance and non-service component of Pension and other post-employment benefit costs of Industrial Activities(1)	(1)	1
Restructuring expenses of Industrial Activities	(30)	(1)
Other discrete items of Industrial Activities(2)	—	7
Income (loss) before taxes	479	659
Income tax benefit (expense)	(77)	(173)
Net Income (loss)	$402	$486
(1) In the three months ended March 31, 2024 and 2023, this item includes the pre-tax gain of $6 million and $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2) In the three months ended March 31, 2024 this item did not include any other discrete items. In the three months ended March 31, 2023 this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, partially offset by a $6 million loss on the sale of our Russia Financial Services business.
9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of March 31, 2024 and December 31, 2023 is as follows (in millions of dollars):

	March 31, 2024	December 31, 2023
Retail	$13,914	$13,868
Wholesale	10,177	10,334
Other	29	47
Total	$24,120	$24,249
CNH provides and administers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through its dealer network, as well as revolving charge account financing. The terms of retail notes and finance leases generally range from two to seven years, and interest rates vary depending on the prevailing market interest rates and certain incentive programs offered on behalf of and sustained by Industrial Activities. Revolving charge accounts are generally accompanied by higher interest rates than the Company's other retail financing products, require minimum monthly payments and do not have pre-determined maturity dates.
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three months ended March 31, 2024 and 2023 relating to the termination of dealer contracts.

Transfers of Financial Assets
As part of its overall funding strategy, CNH periodically transfers certain receivables into special purpose entities (“SPE”) as part of its asset backed securitization ("ABS") programs or into factoring transactions.
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
Factoring transactions may be either with recourse or without recourse; certain without recourse transfers include deferred payment clauses (i.e., when the payment by the factor of a minor part of the purchase price is dependent on the total amount collected from the receivables), requiring first loss cover, meaning that the transferor takes priority participation in the losses, or requires a significant exposure to the cash flows arising from the transferred receivables to be retained. These types of transactions do not qualify for the derecognition of the assets, since the risks and rewards connected with collection are not substantially transferred and, accordingly, CNH continues to recognize the receivable transferred by this means in its consolidated statement of financial position and recognizes a financial liability of the same amount under asset-backed financing.
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At March 31, 2024 and December 31, 2023, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	March 31, 2024	December 31, 2023
Retail	$7,830	$7,707
Wholesale	6,418	6,381
Total	$14,248	$14,088
Allowance for Credit Losses
Allowance for credit losses for the three months ended March 31, 2024 is as follows (in millions of dollars):

	Retail	Wholesale
Opening Balance	$310	$53
Provision	38	(1)
Charge-offs	(11)	(1)
Recoveries	(1)	—
Foreign currency translation and other	(6)	(1)
Ending Balance	$330	$50

At March 31, 2024, the allowance for credit losses included an increase in retail reserves due to specific reserve needs primarily in South America. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses for the three months ended March 31, 2023 is as follows (in millions of dollars):

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
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended March 31, 2024.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/nonperforming information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables by vintage as of March 31, 2024 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2024					$1,098	$—	$1,098	$—
2023					3,389	5	3,394	3
2022					1,918	3	1,921	2
2021					1,184	2	1,186	1
2020					474	2	476	—
Prior to 2020					206	1	207	1
Total	41	2	43	8,226	8,269	13	8,282	7
South America
2024					500	—	500	—
2023					1,828	16	1,844	—
2022					854	41	895	2
2021					516	17	533	1
2020					266	5	271	1
Prior to 2020					210	3	213	—
Total	56	2	58	4,116	4,174	82	4,256	4
Asia Pacific
2024					660	—	660	—
2023					378	1	379	—
2022					205	1	206	—
2021					85	1	86	—
2020					18	—	18	—
Prior to 2020					1	—	1	—
Total	5	6	11	1,336	1,347	3	1,350	—
Europe, Middle East, Africa	—	—	—	18	18	8	26	—
Total Retail	$102	$10	$112	$13,696	$13,808	$106	$13,914	$11
Wholesale
North America	$—	$—	$—	$5,408	$5,408	$—	$5,408	$—
South America	—	—	—	1,208	1,208	2	1,210	—
Asia Pacific	3	1	4	821	825	—	825	1
Europe, Middle East, Africa	12	—	12	2,722	2,734	—	2,734	—
Total Wholesale	$15	$1	$16	$10,159	$10,175	$2	$10,177	$1

The aging of financing receivables by vintage as of December 31, 2023 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2023					$3,976	$4	$3,980	$1
2022					2,133	4	2,137	10
2021					1,323	3	1,326	4
2020					561	2	563	3
2019					208	1	209	3
Prior to 2019					66	1	67	3
Total	44	3	47	8,220	8,267	15	8,282	24
South America
2023					1,986	9	1,995	—
2022					955	32	987	—
2021					573	13	586	2
2020					294	4	298	7
2019					123	2	125	1
Prior to 2019					107	1	108	1
Total	22	—	22	4,016	4,038	61	4,099	11
Asia Pacific
2023					609	—	609	—
2022					453	1	454	1
2021					255	1	256	1
2020					115	1	116	2
2019					31	1	32	2
Prior to 2019					3	—	3	1
Total	5	6	11	1,455	1,466	4	1,470	7
Europe, Middle East, Africa	—	—	—	6	6	11	17	—
Total Retail	$71	$9	$80	$13,697	$13,777	$91	$13,868	$42
Wholesale
North America	$—	$—	$—	$5,154	$5,154	$—	$5,154	$—
South America	—	—	—	1,404	1,404	2	1,406	4
Asia Pacific	4	2	6	870	876	—	876	1
Europe, Middle East, Africa	5	—	5	2,893	2,898	—	2,898	—
Total Wholesale	$9	$2	$11	$10,321	$10,332	$2	$10,334	$5
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
As of March 31, 2024 and 2023, CNH's TDRs were immaterial.

10. INVENTORIES
Inventories as of March 31, 2024 and December 31, 2023 consist of the following (in millions of dollars):

	March 31, 2024	December 31, 2023
Raw materials	$1,883	$1,891
Work-in-process	588	443
Finished goods	3,718	3,211
Total inventories	$6,189	$5,545
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expense of $1 million and $1 million in the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024 and 2023, the Company incurred operating lease expenses of $26 million and $19 million, respectively.
At March 31, 2024, the Company has recorded approximately $314 million of right-of-use assets and $318 million of related lease liability included in Other assets and Other liabilities, respectively. At March 31, 2024, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.5 years and 4.6%, respectively.
During the three months ended March 31, 2024 and 2023, leased assets obtained in exchange for operating lease obligations were $38 million and $11 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $25 million and $18 million as of March 31, 2024 and 2023, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.
12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of March 31, 2024 and December 31, 2023 is as follows (in millions of dollars):

	March 31, 2024	December 31, 2023
Equity method	$504	$509
Other investments, at carrying value	55	54
Total	$559	$563
13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at January 1, 2024	$3,426	$47	$141	$3,614
Foreign currency translation and other	(9)	(1)	(1)	(11)
Balance at March 31, 2024	$3,417	$46	$140	$3,603

Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurred that would indicate it is more likely than not that the fair value of a reporting unit is less than book value. CNH performed its most recent annual impairment review as of December 31, 2023 and concluded that there was no impairment to goodwill for any of the reporting entities.
The acquisition of Hemisphere during the fourth quarter of 2023 led to an increase in goodwill for Agriculture of $111 million. Goodwill related to the acquisition was calculated as the excess of the consideration transferred over the net assets recognized. During the first quarter of 2024 a measurement period adjustment was recorded which decreased goodwill by $2 million. The valuation of assets and liabilities assumed was not finalized as of March 31, 2024. Thus, goodwill associated with this acquisition is subject to adjustment during the measurement period.
The acquisitions of Augmenta and Bennamann during the first quarter of 2023 led to an increase in goodwill for Agriculture of $76 million and $118 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. During the second and third quarters of 2023, measurement period adjustments were recorded reducing goodwill by $14 million and $3 million for Augmenta and Bennamann, respectively. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Company’s other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		March 31, 2024			December 31, 2023
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$245	$224	$21	$246	$223	$23
Patents, concessions, licenses and other	5-25	929	539	390	928	523	405
Capitalized software	2-5	1,120	843	277	1,070	810	260
		2,294	1,606	688	2,244	1,556	688
Other intangible assets not subject to amortization:
In-process research and development		215	—	215	213	—	213
Software in-progress		89	—	89	119	—	119
Trademarks		273	—	273	272	—	272
Total other intangible assets		$2,871	$1,606	$1,265	$2,848	$1,556	$1,292
During the fourth quarter of 2023, the Company recorded $51 million in intangible assets based on the preliminary valuation for Hemisphere. During the first quarter of 2024 a measurement period adjustment was recorded which increased intangible assets by $6 million. The valuation of assets acquired and liabilities assumed has not been finalized as of March 31, 2024. Thus, intangibles associated with the acquisition is subject to adjustment during the measurement period.
During the first quarter of 2023, the Company recorded $81 million in intangible assets based on the preliminary valuation for the Augmenta and Bennamann acquisitions. Measurement period adjustments were recorded in the second and third quarters increasing intangible assets by $12 million and $5 million for Augmenta and Bennamann, respectively. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024.
CNH recorded amortization expense of $45 million and $38 million for the three months ended March 31, 2024 and 2023, respectively.
14. SUPPLY CHAIN FINANCE PROGRAMS
Under the supply chain finance ("SCF") programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. No guarantees are provided by the Company under the SCF program.

As of March 31, 2024 and December 31, 2023, $161 million and $148 million of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within “Accounts payable” in our consolidated balance sheets and are reflected as cash flow from operating activities in our consolidated statements of cash flows when settled.
15. OTHER LIABILITIES
A summary of "Other liabilities" as of March 31, 2024 and December 31, 2023 is as follows (in millions of dollars):

	March 31, 2024	December 31, 2023
Warranty and campaign programs	$601	$610
Marketing and sales incentive programs	2,336	2,409
Tax payables	473	704
Accrued expenses and deferred income	1,003	946
Accrued employee benefits	415	524
Lease liabilities	318	300
Legal reserves and other provisions	359	342
Contract reserve	23	24
Contract liabilities	55	50
Restructuring reserve	42	43
Other	342	355
Total	$5,967	$6,307
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of recorded activity for the three months ended March 31, 2024 and 2023, for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$610	$544
Current year additions	142	109
Claims paid	(142)	(107)
Currency translation adjustment and other	(9)	5
Balance, end of period	$601	$551
Restructuring Expense
The Company incurred restructuring expenses of $31 million and $1 million during the three months ended March 31, 2024 and 2023, respectively, primarily due to employee separation costs.
16. COMMITMENTS AND CONTINGENCIES
As a global company with a diverse business portfolio, CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product warranty and defective product claims, product performance, asbestos, personal injury, emissions and/or fuel economy regulatory and contractual issues, competition law and other investigations and environmental claims. The most significant of these matters are described below.
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require CNH to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurers’ compensation payments and could affect CNH’s financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, such amounts are provided for in Company's income statement and the related accrual is recorded in “Other liabilities” on the consolidated balance sheets.

Although the ultimate outcome of legal matters pending against CNH and its subsidiaries cannot be predicted, CNH believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on its consolidated financial statements.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of March 31, 2024 and December 31, 2023, environmental reserves of approximately $19 million and $20 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigations
Iveco Follow-on Damages Claims: in 2011 Iveco S.p.A. (“Iveco”), which, following the Demerger, is now part of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the “Decision”). Following the Decision, the Company, Iveco and Iveco Magirus AG (“IMAG”) have been named as defendants in proceedings across Europe. The consummation of the Demerger will not allow CNH to be excluded from current and future follow-on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, and Iveco and IMAG do not comply with such decisions, as a result of various intercompany arrangements, then CNH will ultimately have recourse against Iveco and IMAG for the reimbursement of the damages effectively paid to such claimants. The extent and outcome of these claims cannot be predicted at this time. The Company believes that the risk of either Iveco or IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote.
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
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of March 31, 2024 and December 31, 2023 totaling of $35 million and $37 million, respectively.
17. FINANCIAL INSTRUMENTS
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
Derivatives
CNH utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. CNH designates derivatives that are effective at reducing the risk associated with the exposure being hedged as accounting hedges at the inception of the contract and does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

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
All of CNH’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s foreign exchange derivatives was $5.4 billion and $6.1 billion at March 31, 2024 and December 31, 2023, respectively.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three months ended March 31, 2024 and 2023.
All of CNH’s interest rate derivatives outstanding as of March 31, 2024 and December 31, 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s interest rate derivatives was approximately $8.7 billion and $9.0 billion at March 31, 2024 and December 31, 2023, respectively.
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

Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three months ended March 31, 2024 and 2023 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2024
Foreign exchange contracts	$(4)
		Net sales	(1)
		Cost of goods sold	(4)
		Other, net	6
Interest rate contracts	10	Interest expense	(5)
Total	$6		$(4)
2023
Foreign exchange contracts	$15
		Net sales	(1)
		Cost of goods sold	(27)
		Other, net	7
Interest rate contracts	(22)	Interest expense	5
Total	$(7)		$(16)
The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	6	(2)	4
Net losses reclassified from accumulated other comprehensive income into income	4	(1)	3
Accumulated derivative net losses as of March 31, 2024	$(9)	$6	$(3)

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(7)	4	(3)
Net losses reclassified from accumulated other comprehensive income into income	16	(2)	14
Accumulated derivative net losses as of March 31, 2023	$80	$(25)	$55
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the three months ended March 31, 2024 and 2023 (in millions of dollars):

		For the Three Months Ended March 31,
	Classification of Gain (Loss)	2024	2023
Fair Value Hedges
Interest rate derivatives	Interest expense	$(4)	$16

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(10)	$(24)

The fair values of CNH’s derivatives as of March 31, 2024 and December 31, 2023 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	March 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Derivative assets	$39	Derivative assets	$60
Foreign currency contracts	Derivative assets	19	Derivative assets	31
Total derivative assets		$58		$91
Interest rate contracts	Derivative liabilities	$106	Derivative liabilities	$117
Foreign currency contracts	Derivative liabilities	31	Derivative liabilities	49
Total derivative liabilities		$137		$166

Derivatives not designated as hedging instruments
Interest rate contracts	Derivative assets	$33	Derivative assets	$31
Foreign currency contracts	Derivative assets	12	Derivative assets	14
Total derivative assets		$45		$45
Interest rate contracts	Derivative liabilities	$33	Derivative liabilities	$30
Foreign currency contracts	Derivative liabilities	5	Derivative liabilities	20
Total derivative liabilities		$38		$50
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in millions of dollars):

	Level 1		Level 2		Total
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets
Foreign exchange derivatives	$—	$—	$31	$46	$31	$46
Interest rate derivatives	—	—	72	90	72	90
Total Assets	$—	$—	$103	$136	$103	$136
Liabilities
Foreign exchange derivatives	$—	$—	$36	$69	$36	$69
Interest rate derivatives	—	—	139	147	139	147
Total Liabilities	$—	$—	$175	$216	$175	$216
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of March 31, 2024, and December 31, 2023, were as follows (in millions of dollars):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$24,120	$24,061	$24,249	$24,129
Debt	$27,780	$28,118	$27,326	$27,624

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
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest. For more information on derivative instruments, see “Note 17: Financial Instruments”. For more information on pensions and retirement benefit obligations, see “Note 6: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 consisted of the following (in millions of dollars):

	Three Months Ended March 31, 2024
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$10	$(3)	$7
Changes in retirement plans’ funded status	(1)	1	—
Foreign currency translation	(50)	—	(50)
Share of other comprehensive income (loss) of entities using the equity method	(6)	—	(6)
Other comprehensive income (loss)	$(47)	$(2)	$(49)

	Three Months Ended March 31, 2023
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$9	$1	$10
Changes in retirement plans’ funded status	(6)	1	(5)
Foreign currency translation	(33)	—	(33)
Share of other comprehensive income (loss) of entities using the equity method	(9)	—	(9)
Other comprehensive income (loss)	$(39)	$2	$(37)

The changes, net of tax, in each component of accumulated other comprehensive income (loss) in the three months ended March 31, 2024 and 2023 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance January 1, 2024	$(10)	$(351)	$(1,763)	$(250)	$(2,374)
Other comprehensive income (loss), before reclassifications	4	—	(50)	(6)	(52)
Amounts reclassified from other comprehensive income	3	—	—	—	3
Other comprehensive income (loss)*	7	—	(50)	(6)	(49)
Balance March 31, 2024	$(3)	$(351)	$(1,813)	$(256)	$(2,423)

Balance January 1, 2023	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications	(4)	(1)	(34)	(9)	(48)
Amounts reclassified from other comprehensive income	14	(4)	—	—	10
Other comprehensive income (loss)*	10	(5)	(34)	(9)	(38)
Balance March 31, 2023	$56	$(290)	$(1,834)	$(248)	$(2,316)
(*)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of $— million and $1 million for the three months ended March 31, 2024 and 2023, respectively.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three months ended March 31, 2024 and 2023 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations Line
	Three Months Ended March 31,
	2024	2023
Cash flow hedges	$1	$1	Net sales
	4	27	Cost of goods sold
	(6)	(7)	Other, net
	5	(5)	Interest expense
	(1)	(2)	Income taxes
	3	14
Change in retirement plans’ funded status:
Amortization of actuarial losses	5	4	*
Amortization of prior service cost	(6)	(9)	*
	1	1	Income taxes
	—	(4)
Total reclassifications, net of tax	$3	$10
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
19. RELATED PARTY INFORMATION
As of March 31, 2024, CNH’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., Ferrari N.V. and Iveco Group N.V., which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH.

As of March 31, 2024, EXOR N.V. held 45.1% of CNH’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of March 31, 2024. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company’s Audit Committee reviews and approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of March 31, 2024 and December 31, 2023, among other things, EXOR N.V. managed a portfolio that includes investments in Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the three months ended March 31, 2024 and 2023.
Transactions with Iveco Group post-Demerger
CNH and Iveco Group post-Demerger entered into transactions consisting of the sale of engines from Iveco Group to CNH. Additionally, concurrent with the Demerger, the Companies entered into services contracts in relation to general administrative and specific technical matters, provided by either CNH to Iveco Group and vice versa as follows:
Master Service Agreements: CNH and Iveco Group entered into a two-year Master Services Agreement (“MSA”) starting in 2022, with a two-year extension, whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services.
Engine Supply Agreement: in relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement (“ESA”), whereby Iveco Group will sell to CNH post-Demerger diesel, CNG and LNG engines and provide post-sale services.
Financial Service Agreement: in relation to certain financial services activities carried out by either CNH to Iveco Group or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement (“FS MSA”) starting in 2022, with a three-year extension, whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers.
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Net sales	$38	$20
Purchases	$211	$255

	March 31, 2024	December 31, 2023
Trade receivables	$15	$25
Financial receivables from Iveco Group N.V.	$230	$380
Trade payables	$173	$335
Financial payables to Iveco Group N.V.	$70	$146

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
The following table sets forth the related party transactions entered into for the time period presented:

	Three Months Ended March 31,
	2024	2023
Net sales	$158	$133
Purchases	$142	$150

	March 31, 2024	December 31, 2023
Trade receivables	$6	$2
Trade payables	$111	$54
At March 31, 2024 and December 31, 2023, CNH had provided guarantees totaling $35 million and $37 million, respectively, on certain commitments of its affiliate CNH Industrial Capital Europe S.a.S.
20. SUBSEQUENT EVENTS
On April 19, 2024, the Company terminated its five-year multicurrency revolving credit agreement dated March 18, 2021 and entered into a new multicurrency revolving credit agreement with Citibank Europe Plc, as facility agent, and other lenders named therein (the “Credit Agreement”). The Credit Agreement which provides for an unsecured, committed revolving credit facility in an aggregate principal amount equal to €3.25 billion. The Company may elect to increase the total commitments under the Credit Facility up to an additional €500 million. The proceeds of the loans under the Credit Agreement may be used for general corporate and working capital purposes, including without limitation the refinancing of existing indebtedness of the CNH group. The Credit Agreement will mature, and all outstanding loans will become due and payable, on April 19, 2029, or such later date as may be extended pursuant to the two extension options of 1-year each which are available to the Company on the terms set forth in the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
CNH Industrial N.V. (“CNH” or the “Company”) is incorporated in, and under the laws of the Netherlands. CNH has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. Unless otherwise indicated or the context otherwise requires, the terms “CNH” and the “Company” refer to CNH and its consolidated subsidiaries.
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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements in this report, as well as our annual report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report") filed with the U.S. Securities and Exchange Commission (“SEC”). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.
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
Non-GAAP Financial Measures
CNH monitors its operations through the use of non-GAAP financial measures. CNH’s management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers’ ability to assess CNH’s financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as to make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP.
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
Global Business Conditions
In combination with the downturn in our industry cycle, lower commodity prices, changes in government policies, higher interest rates and repercussions from geopolitical events, the global economy continues to experience events affecting our suppliers, customers and business operations. These events have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations, how we plan production for the end-customer demand, and how we invest in future innovations.
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company’s Form 10-K for the year ended December 31, 2023 and Part II, Item 1A: Risk Factors within this Form 10-Q.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions of dollars)	2024	2023
Revenues
Net sales	$4,131	$4,776
Finance, interest and other income	687	566
Total Revenues	4,818	5,342
Costs and Expenses
Cost of goods sold	3,195	3,611
Selling, general and administrative expenses	411	438
Research and development expenses	228	231
Restructuring expenses	31	1
Interest expense	394	272
Other, net	157	163
Total Costs and Expenses	4,416	4,716
Income of Consolidated Group before Income Taxes	402	626
Income tax expense	(77)	(173)
Equity in income of unconsolidated subsidiaries and affiliates	77	33
Net income (loss)	402	486
Net income (loss) attributable to noncontrolling interests	1	4
Net income (loss) attributable to CNH Industrial N.V.	$401	$482
Revenues
We recorded revenues of $4,818 million for the three months ended March 31, 2024, a decline of 9.8% (down 10.4% on a constant currency basis) compared to the three months ended March 31, 2023. Net sales were $4,131 million in the three months ended March 31, 2024, a decrease of 13.5% (down 14.0% on a constant currency basis) compared to the three months ended March 31, 2023. This decline is mainly due to lower industry demand. Price realization continued to be favorable for Agriculture and essentially flat for Construction.

Cost of Goods Sold
Cost of goods sold was $3,195 million for the three months ended March 31, 2024 compared with $3,611 million for the three months ended March 31, 2023. As a percentage of net sales of Industrial Activities, cost of goods sold was 77.3% in the three months ended March 31, 2024 (75.6% for the three months ended March 31, 2023), which was impacted by lower production volumes, partially offset by favorable price realization and production cost efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $411 million for the three months ended March 31, 2024 (8.5% of total revenues), down $27 million compared to the three months ended March 31, 2023 (8.2% of total revenues). Total expenses were lower primarily due to a decrease in labor costs, driven by the Company's restructuring program, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $228 million and $231 million for the three months ended March 31, 2024 and 2023, respectively.
Restructuring Expenses
Restructuring expenses were $31 million and $1 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $78 million from launch to March 31, 2024 under this program and expects to incur aggregated restructuring charges of up to $200 million in 2023 and 2024.
Interest Expense
Interest expense was $394 million for the three months ended March 31, 2024 compared to $272 million for the three months ended March 31, 2023. The increase in interest expense is primarily due to both higher rates and outstanding debt in our Financial Services segment. The interest expense attributable to Industrial Activities for the three months ended March 31, 2024, net of interest income and eliminations, was $32 million, compared to $4 million in the three months ended March 31, 2023.
Other, net
Other, net expenses were $157 million for the three months ended March 31, 2024 and included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $163 million for the three months ended March 31, 2023 and included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann; partially offset by a loss on the sale of our Russia Financial Services business of $6 million and foreign exchange losses of $6 million.
Income Taxes

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2024	2023
Income of Consolidated Group before Income Taxes	$402	$626
Income tax (expense) benefit	$(77)	$(173)
Effective tax rate	19.2%	27.6%
Income tax expense for the three months ended March 31, 2024 was $77 million compared to $173 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was 19.2% and 27.6%, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the three months ended March 31, 2023 due to discrete items that reduced the rate in 2024 compared to discrete items that increased the rate in 2023.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $77 million and $33 million for the three months ended March 31, 2024 and 2023, respectively.

Net Income
Net income was $402 million for the three months ended March 31, 2024, compared to net income of $486 million for the three months ended March 31, 2023. Net income for the three months ended March 31, 2024 included restructuring expense of $31 million, and $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income was $486 million for the three months ended March 31, 2023 and included pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann, partially offset by a loss on the sale of our Russia Financial Services business of $6 million and restructuring expenses of $1 million.
Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2024	2023	% Change	% Change Excl. FX
Revenues:
Agriculture	$3,373	$3,927	(14.1)%	(14.6)%
Construction	758	849	(10.7)%	(11.3)%
Eliminations and other	—	—
Total Net sales of Industrial Activities	4,131	4,776	(13.5)%	(14.0)%
Financial Services	685	549	24.8%	23.4%
Eliminations and other	2	17
Total Revenues	$4,818	$5,342	(9.8)%	(10.4)%

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2024	2023	$ Change	2024 Adj EBIT Margin	2023 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$421	$570	$(149)	12.5%	14.5%
Construction	51	44	7	6.7%	5.2%
Unallocated items, eliminations and other	(67)	(59)	(8)
Total Adjusted EBIT of Industrial Activities	$405	$555	$(150)	9.8%	11.6%
Net sales of Industrial Activities were $4,131 million during the three months ended March 31, 2024, a decrease of 13.5% compared to the three months ended March 31, 2023 (down 14.0% on a constant currency basis). This decline is mainly due to lower volume across regions, driven by lower industry demand. Price realization continued to be favorable for Agriculture and essentially flat for Construction.
Adjusted EBIT of Industrial Activities was $405 million during the three months ended March 31, 2024, compared to an adjusted EBIT of $555 million during the three months ended March 31, 2023. The decline was primarily due to lower volume in the Agricultural segment on lower industry demand, partially offset by improved product costs and a continued reduction in SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:
Agriculture Sales—by geographic region

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$1,442	$1,488	(3.1)%
Europe, Middle East and Africa	1,118	1,347	(17.0)%
South America	482	730	(34.0)%
Asia Pacific	331	362	(8.6)%
Total	$3,373	$3,927	(14.1)%
Agriculture's net sales totaled $3,373 million in the three months ended March 31, 2024, a decline of 14.1% compared to the three months ended March 31, 2023 (down 14.6% on a constant currency basis) primarily due to lower industry volume across all regions and dealer inventory management, partially offset by favorable price realization.
In North America, industry volume was down 15% year-over-year in the first quarter for tractors under 140 HP and was down 2% for tractors over 140 HP; combines were down 17%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 15% and down 24%, respectively. South America tractor demand was down 18% and combine demand was down 40% continuing the negative trend of the second half of 2023. Asia Pacific tractor demand was down 12% while combine demand was up 16% in the region as a whole, but down 22% in Australia and New Zealand.
Adjusted EBIT
Adjusted EBIT was $421 million in the three months ended March 31, 2024, compared to $570 million in the three months ended March 31, 2023. The decrease was driven by lower volumes, partially offset by improved purchasing and manufacturing costs, and a continued reduction in SG&A expenses. R&D investments accounted for 6.0% of sales (5.3% in Q1 2023). Income from unconsolidated subsidiaries increased $42 million year-over-year. Adjusted EBIT margin was 12.5%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:
Construction Sales—by geographic region

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$439	$463	(5.2)%
Europe, Middle East and Africa	154	213	(27.7)%
South America	105	109	(3.7)%
Asia Pacific	60	64	(6.3)%
Total	$758	$849	(10.7)%
Construction's net sales totaled $758 million in the three months ended March 31, 2024, a decline of 10.7% compared to the three months ended March 31, 2023 (down 11.3% on a constant currency basis), due to lower volume across all regions driven mainly by lower market demand.
Global industry volume for construction equipment decreased 1% year-over-year in the first quarter for Heavy construction equipment; Light construction equipment was down 8%. Aggregated demand decreased 14% in EMEA, decreased 6% in North America, decreased 10% in South America and increased 3% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $51 million in the three months ended March 31, 2024, compared to $44 million in the three months ended March 31, 2023 as a result of improved product costs and lower SG&A expenses, partially offset by the lower volumes. Adjusted EBIT margin was 6.7%.

Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $685 million in the three months ended March 31, 2024, up 24.8% compared to the three months ended March 31, 2023 (up 23.4% on a constant currency basis), due to favorable volumes and yields across all regions, partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income of Financial Services was $118 million in the three months ended March 31, 2024, an increase of $40 million compared to the three months ended March 31, 2023, primarily due to favorable volumes in all regions, margin improvement in South America, and a favorable effective tax rate due to discrete items in the quarter; partially offset by increased risk costs due to higher aged delinquencies in South America.
In the first quarter of 2024, retail loan originations, including unconsolidated joint ventures, were $2.5 billion, up $0.3 billion compared to the first quarter of 2023 (up $0.2 billion on a constant currency basis.) The managed portfolio (including unconsolidated joint ventures) was $28.7 billion as of March 31, 2024 (of which retail was 65% and wholesale was 35%), up $4.2 billion compared to March 31, 2023 (up $4.3 billion on a constant currency basis).
At March 31, 2024, the receivables balance greater than 30 days past due as a percentage of receivables was 1.7% (1.4% as of March 31, 2023).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
(in millions of dollars)	2024	2023
Agriculture	$421	$570
Construction	51	44
Unallocated items, eliminations and other	(67)	(59)
Total Adjusted EBIT of Industrial Activities	405	555
Financial Services Net income (loss)	118	78
Financial Services Income Taxes	19	29
Interest expense of Industrial Activities, net of interest income and eliminations	(32)	(4)
Foreign exchange gains (losses), net of Industrial Activities	—	(6)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	(1)	1
Restructuring expense of Industrial Activities	(30)	(1)
Other discrete items(2)	—	7
Income (loss) before taxes	479	659
Income tax (expense) benefit	(77)	(173)
Net income (loss)	$402	$486
(1) In the three months ended March 31, 2024 and 2023, this item includes the pre-tax gain of $6 million and $6 million, respectively, as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2) In the three months ended March 31, 2024, this item did not include any discrete items. In the three months ended March 31, 2023 this item included a $13 million gain in relation to the fair value remeasurement of Augmenta and Bennamann, partially offset by a $6 million loss on the sale of our Russia Financial Services business.

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

	Statement of Operations
	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$4,131	$—	$—		$4,131	$4,776	$—	$—		$4,776
Finance, interest and other income	42	685	(40)	(2)	687	57	549	(40)	(2)	566
Total Revenues	4,173	685	(40)		4,818	4,833	549	(40)		5,342
Costs and Expenses
Cost of goods sold	3,195	—	—		3,195	3,611	—	—		3,611
Selling, general & administrative expenses	342	69	—		411	387	51	—		438
Research and development expenses	228	—	—		228	231	—	—		231
Restructuring expenses	30	1	—		31	1	—	—		1
Interest expense	74	360	(40)	(3)	394	61	251	(40)	(3)	272
Other, net	34	123	—		157	20	143	—		163
Total Costs and Expenses	3,903	553	(40)		4,416	4,311	445	(40)		4,716
Income of Consolidated Group before Income Taxes	270	132	—		402	522	104	—		626
Income tax expense	(58)	(19)	—		(77)	(144)	(29)	—		(173)
Equity in income of unconsolidated subsidiaries and affiliates	72	5	—		77	30	3	—		33
Net income (loss)	$284	$118	$—		$402	$408	$78	$—		$486
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)     Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)     Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	March 31, 2024					December 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$2,666	$570	$—		$3,236	$3,532	$790	$—		$4,322
Restricted cash	94	629	—		723	96	627	—		723
Trade receivables, net	158	6	(9)	(2)	155	136	9	(12)	(2)	133
Financing receivables, net	281	24,327	(488)	(3)	24,120	393	24,539	(683)	(3)	24,249
Financial receivables from Iveco Group N.V.	188	42	—		230	302	78	—		380
Inventories, net	6,161	28	—		6,189	5,522	23	—		5,545
Property, plant and equipment, net	1,902	1	—		1,903	1,912	1	—		1,913
Investments in unconsolidated subsidiaries and affiliates	433	126	—		559	440	123	—		563
Equipment under operating leases	32	1,342	—		1,374	39	1,378	—		1,417
Goodwill, net	3,463	140	—		3,603	3,473	141	—		3,614
Other intangible assets, net	1,241	24	—		1,265	1,266	26	—		1,292
Deferred tax assets	907	194	(124)	(4)	977	933	181	(135)	(4)	979
Derivative assets	35	77	(9)	(5)	103	48	104	(16)	(5)	136
Other assets	1,349	125	(185)	(2)	1,289	1,149	119	(183)	(2)	1,085
Total Assets	$18,910	$27,631	$(815)		$45,726	$19,241	$28,139	$(1,029)		$46,351
Liabilities and Equity
Debt	$5,109	$23,305	$(634)		$27,780	$4,433	$23,721	$(828)	(3)	$27,326
Financial payables from Iveco Group N.V.	4	66	—		70	6	140	—		146
Trade payables	3,064	169	(8)	(2)	3,225	3,424	198	(11)	(2)	3,611
Deferred tax liabilities	39	124	(124)	(4)	39	35	135	(135)	(4)	35
Pension, postretirement and other postemployment benefits	453	5	—		458	471	5	—		476
Derivative liabilities	74	110	(9)	(5)	175	116	116	(16)	(5)	216
Other liabilities	4,968	1,039	(40)	(2)	5,967	5,311	1,035	(39)	(2)	6,307
Total Liabilities	13,711	24,818	(815)		37,714	13,796	25,350	(1,029)		38,117
Redeemable noncontrolling interest	57	—	—		57	54	—	—		54
Equity	5,142	2,813	—		7,955	5,391	2,789	—		8,180
Total Liabilities and Equity	$18,910	$27,631	$(815)		$45,726	$19,241	$28,139	$(1,029)		$46,351
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
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash flow from Operating Activities
Net income (loss)	$284	$118	$—		$402	$408	$78	$—		$486
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	102	1	—		103	85	1	—		86
Depreciation and amortization expense of assets under operating lease	2	43	—		45	1	45	—		46
(Gain) loss from disposal of assets, net	—	—	—		—	6	—	—		6
Undistributed income of unconsolidated subsidiaries	(12)	(5)	(60)	(2)	(77)	12	(3)	—		9
Other non-cash items, net	20	37	—		57	14	18	—		32
Changes in operating assets and liabilities:
Provisions	(40)	1	—		(39)	114	(1)	—		113
Deferred income taxes	17	(35)	—		(18)	(56)	4	—		(52)
Trade and financing receivables related to sales, net	(25)	6	(3)	(3)	(22)	9	(365)	1	(3)	(355)
Inventories, net	(761)	80	—		(681)	(1,150)	93	—		(1,057)
Trade payables	(307)	(28)	3	(3)	(332)	203	(31)	—		172
Other assets and liabilities	(372)	40	—		(332)	(189)	3	(1)	(3)	(187)
Net cash provided (used) by operating activities	(1,092)	258	(60)		(894)	(543)	(158)	—		(701)
Cash Flow from Investing Activities
Additions to retail receivables	—	(1,769)	—		(1,769)	—	(1,601)	—		(1,601)
Collections of retail receivables	—	1,476	—		1,476	—	1,376	—		1,376
Proceeds from sale of asset, excluding assets sold under operating leases	—	—	—		—	—	—	—		—
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease	(96)	—	—		(96)	(90)	—	—		(90)
Expenditures for assets under operating lease	(4)	(102)	—		(106)	(4)	(103)	—		(107)
Other, net	123	(46)	(1)		76	(345)	18	—		(327)
Net cash provided (used) by investing activities	23	(441)	(1)		(419)	(439)	(310)	—		(749)
Cash Flow from Financing Activities
Proceeds from long-term debt	842	3,742	—		4,584	—	995	—		995
Payments of long-term debt	(21)	(3,336)	—		(3,357)	(3)	(1,037)	—		(1,040)
Net increase (decrease) in other financial liabilities	32	(358)	—		(326)	23	397	—		420
Dividends paid	(1)	(60)	60	(2)	(1)	(1)	—	—		(1)
Purchase of treasury stock and other	(581)	(1)	1		(581)	(71)	—	—		(71)
Net cash provided (used) by financing activities	271	(13)	61		319	(52)	355	—		303
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(70)	(22)	—		(92)	23	—	—		23
Net increase (decrease) in cash and cash equivalents	(868)	(218)	—		(1,086)	(1,011)	(113)	—		(1,124)
Cash and cash equivalents, beginning of year	3,628	1,417	—		5,045	3,960	1,169	—		5,129
Cash and cash equivalents, end of period	$2,760	$1,199	$—		$3,959	$2,949	$1,056	$—		$4,005
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

B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Estimates of our 2023 Annual Report. There have been no material changes to these estimates.
C. LIQUIDITY AND CAPITAL RESOURCES
The following discussion of liquidity and capital resources principally focuses on our consolidated statement of cash flows and our consolidated statement of financial position. Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH focuses on cash preservation and leveraging its good access to funding in order to maintain solid financial strength and liquidity.
Cash Flow Analysis
At March 31, 2024, Cash and cash equivalents and Restricted cash were $3,959 million, a decrease of $1,086 million from $5,045 million at December 31, 2023, primarily due to operating activity cash absorption, the shares buyback program, receivable portfolio absorption, and investments in fixed assets, partially offset by an increase in external borrowing to support working capital requirements.
At March 31, 2024, Cash and cash equivalents were $3,236 million ($4,322 million at December 31, 2023) and Restricted cash was $723 million ($723 million at December 31, 2023), respectively. Undrawn medium-term unsecured committed facilities were $5,036 million ($5,945 million at December 31, 2023). At March 31, 2024, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $9,155 million ($11,224 million at December 31, 2023). At March 31, 2024, this amount also included $160 million net financial receivables from Iveco Group ($234 million net financial receivables at December 31, 2023) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash used in operating activities in the three months ended March 31, 2024 totaled $894 million and primarily comprised the following elements:
▪$402 million net income;
▪plus $148 million in non-cash charges for depreciation and amortization ($103 million excluding equipment on operating leases);
▪less change in provisions of $39 million;
▪less change in deferred income taxes of $18 million;
▪less change in working capital of $1,367 million;
In the three months ended March 31, 2023, net cash used in operating activities was $701 million primarily as a result of $1,427 million change in working capital, partially offset by $486 million in net income, $132 million in non-cash charges for depreciation and amortization, along with $32 million in Other non-cash items driven by share-based payments.
Net Cash from Investing Activities
Net cash used in investing activities was $419 million in the three months ended March 31, 2024 and was primarily due to net additions to retail receivables ($293 million), expenditures for assets under operating leases ($106 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($96 million).
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
Net Cash from Financing Activities
Net cash provided by financing activities was $319 million in the three months ended March 31, 2024 compared to $303 million in the three months ended March 31, 2023 and was primarily due to an increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio, partially offset by the shares buyback program.

A summary of total debt as of March 31, 2024 and December 31, 2023 is as follows (in millions of dollars):

	March 31, 2024			December 31, 2023
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$3,909	$5,544	$9,453	$3,986	$5,170	$9,156
Asset-backed debt	—	11,807	11,807	—	11,716	11,716
Other debt	982	5,538	6,520	146	6,308	6,454
Intersegment debt	218	416	—	301	527	—
Total Debt	5,109	23,305	27,780	4,433	23,721	27,326
Financial payables to Iveco Group	4	66	70	6	140	146
Total Debt (including Financial payables to Iveco Group)	$5,113	$23,371	$27,850	$4,439	$23,861	$27,472

A summary of issued bonds outstanding as of March 31, 2024 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	750	—%	April 2, 2024	811
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	703
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	108
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	540
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	649
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	54
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	540
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	54
Other Bonds:
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(50)
Total Industrial Activities					$3,909
Financial Services
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital Australia Pty Ltd.	AUD	425	1.750% 5.800%	2024/2026	277
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	221
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	294
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	294
CNH Industrial Capital Argentina SA	USD	113	0.000% 7.500%	2025/2026	113
Banco CNH Industrial Capital S.A.	BRL	3,547	11.590% 13.110%	2024/2028	711
Hedging effects, bond premium/discount, and unamortized issuance costs					(66)
Total Financial Services					$5,544
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as of March 31, 2024 and December 31, 2023 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Debt are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Third party (debt)	$(27,780)	$(27,326)	$(4,891)	$(4,132)	$(22,889)	$(23,194)
Intersegment notes payable	—	—	(218)	(301)	(416)	(527)
Financial payables to Iveco Group N.V.	(70)	(146)	(4)	(6)	(66)	(140)
Total Debt(1)	(27,850)	(27,472)	(5,113)	(4,439)	(23,371)	(23,861)
Cash and cash equivalents	3,236	4,322	2,666	3,532	570	790
Restricted cash	723	723	94	96	629	627
Intersegment notes receivable	—	—	416	527	218	301
Financial receivables from Iveco Group N.V.	230	380	188	302	42	78
Other current financial assets(2)	—	—	—	—	—	—
Derivatives hedging debt	(59)	(41)	(33)	(34)	(26)	(7)
Net Cash/(Debt)(3)	$(23,720)	$(22,088)	$(1,782)	$(16)	$(21,938)	$(22,072)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $218 million and $301 million as of March 31, 2024 and December 31, 2023, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $416 million and $527 million as of March 31, 2024 and December 31, 2023, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(198) million and $(226) million as of March 31, 2024 and December 31, 2023, respectively.
Excluding positive exchange rate differences of $361 million, Net Debt at March 31, 2024 increased by $1,993 million compared to December 31, 2023, mainly reflecting a Free Cash Flow absorption from Industrial Activities of $1,209 million, the increase in portfolio receivables of Financial Services of $253 million, and the cash out of $581 million related to the share buyback program.
Available committed unsecured facilities expiring after twelve months amounted to approximately $5.0 billion at March 31, 2024 ($5.9 billion at December 31, 2023). Total committed secured facilities expiring after twelve months amounted to approximately $3.1 billion at March 31, 2024 ($3.7 billion at December 31, 2023), of which $0.2 billion was available at March 31, 2024 ($3.7 billion at December 31, 2023).
With the liquidity position at the end of March 2024 and the demonstrated access to the financial markets, CNH believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
Please refer to “Note 10: Debt” in our 2023 Form 10-K for more information related to our debt and credit facilities.
Contingencies
As a global company with a diverse business portfolio, CNH is exposed to numerous legal risks, including legal proceedings, claims and governmental investigations, particularly in the areas of product liability (including asbestos-related liability), product performance, emissions and fuel economy, retail and wholesale credit, competition and antitrust law, intellectual property matters (including patent infringement), disputes with dealers and suppliers and service providers, environmental risks, and tax and employment matters. For more information, please refer to the information presented in “Note 16: Commitments and Contingencies” to our consolidated financial statements.

SAFE HARBOR STATEMENT
This Quarterly Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
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
Further information concerning CNH, including factors that potentially could materially affect its financial results, is included in the Company’s reports and filings with the U.S. Securities and Exchange Commission ("SEC").
All future written and oral forward-looking statements by CNH or persons acting on the behalf of CNH are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.
Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our 2023 Annual Report and subsequent quarterly reports).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II, Item 7A of our 2023 Annual Report. There has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2024.
Material Weakness in Internal Control over Financial Reporting
In connection with the preparation of our quarterly report on Form 10-Q for the three months ended September 30, 2023 we identified a material weakness in our internal control over financial reporting, which remained as of December 31, 2023 and continues to persist as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology (IT) general controls in the areas of user access limits and segregation of duties related to multiple enterprise resource planning (ERP) applications.
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
Changes in Internal Control over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See “Note 16: Commitments and Contingencies” to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K (Part I, Item 1A). The risks described in our 2023 Annual Report, and in the "Safe Harbor Statement" within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 7, 2023 CNH announced its $1 billion share buyback program that expired on March 1, 2024. In February 2024, the Company’s Board of Directors authorized a $500 million share buyback program under which the Company may repurchase its common shares commencing after the maturity or exhaustion of the limit of the existing $1 billion share buyback program in the open market or through privately negotiated or other transactions, including at the Company’s election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
The Company’s purchases of its common shares under the buyback programs during the three months ended March 31, 2024, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
1/1/2024 - 1/31/2024(1)	31,583,784	11.86	223,722,772
2/1/2024 -2/29/2024	14,029,286	12.18	52,881,603
3/1/2024 - 3/31/2024(2)	2,999,218	11.95	470,091,739
Total	48,612,288		470,091,739
1) January 2024 activity included 2,715,373 shares repurchased on Euronext Milan at an average price per share of €10.98 and have been translated from Euros at the exchange rate reported by the European Central Bank on the respective transaction dates.
2) The $1 billion share buyback program expired on March 1, 2024 and the $500 million share buyback announced in February 2024 commenced.

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
May 6, 2024