Form 10-Q
period 2024-06-30
CNH Industrial N.V.
filed 2024-08-02
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Registrant’s telephone number including area code: +44 207 925 1964
Former name, former address and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value €0.01	CNH	New York Stock Exchange
3.850% Notes due 2027	CNH27	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At June 30, 2024, 1,253,775,140 common shares, par value €0.01 per share, of the registrant were outstanding.

Foreign private issuer status
As of June 30, 2024, CNH Industrial N.V. ("CNH" or the "Company") has determined that it will no longer qualify as a foreign private issuer, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 1, 2025. As a result, effective as of January 1, 2025, the Company will no longer be eligible to use the rules designed for foreign private issuers and will be considered a U.S. domestic issuer. At that time, CNH will be required to comply with, among other things, U.S. proxy rules and Regulation FD, and its officers, directors and 10% shareholders will become subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. Starting with its third quarter 2022 results, CNH began voluntarily reporting its financial results under the periodic reporting forms for U.S. domestic filers. The Company will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2024 and December 31, 2023
(Unaudited)

(in millions of dollars)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,002	$4,322
Restricted cash	645	723
Trade receivables, net	246	133
Financing receivables, net	23,868	24,249
Financial receivables from Iveco Group N.V.	230	380
Inventories, net	5,951	5,545
Property, plant and equipment, net	1,909	1,913
Investments in unconsolidated subsidiaries and affiliates	615	563
Equipment under operating leases	1,354	1,417
Goodwill	3,599	3,614
Other intangible assets, net	1,247	1,292
Deferred tax assets	942	979
Derivative assets	133	136
Other assets	1,218	1,085
Total Assets	$43,959	$46,351
Liabilities and Equity
Debt	$26,808	$27,326
Financial payables to Iveco Group N.V.	60	146
Trade payables	2,911	3,611
Deferred tax liabilities	44	35
Pension, postretirement and other postemployment benefits	443	476
Derivative liabilities	178	216
Other liabilities	5,853	6,307
Total Liabilities	36,297	38,117
Redeemable noncontrolling interest	60	54
Common shares, €0.01, par value; outstanding 1,253,775,140 common shares and 370,995,605 loyalty program special voting shares at 6/30/2024; and outstanding 1,290,937,585 common shares and 371,000,610 loyalty program special voting shares at 12/31/2023	25	25
Treasury stock, at cost; 110,625,056 shares at 6/30/2024 and 73,462,611 at 12/31/2023	(1,317)	(865)
Additional paid in capital	1,401	1,578
Retained earnings	9,993	9,750
Accumulated other comprehensive income (loss)	(2,564)	(2,374)
Noncontrolling interests	64	66
Total Equity	7,602	8,180
Total Liabilities and Equity	$43,959	$46,351

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars and shares, except per share amounts)	2024	2023	2024	2023
Revenues
Net sales	$4,803	$5,954	$8,934	$10,730
Finance, interest and other income	685	613	1,372	1,179
Total Revenues	5,488	6,567	10,306	11,909
Costs and Expenses
Cost of goods sold	3,702	4,463	6,897	8,074
Selling, general and administrative expenses	461	485	872	923
Research and development expenses	237	269	465	500
Restructuring expenses	51	2	82	3
Interest expense	418	323	812	595
Other, net	165	187	322	350
Total Costs and Expenses	5,034	5,729	9,450	10,445
Income (loss) of Consolidated Group before Income Taxes	454	838	856	1,464
Income tax expense	(95)	(192)	(172)	(365)
Equity in income of unconsolidated subsidiaries and affiliates	79	64	156	97
Net income (loss)	438	710	840	1,196
Net income (loss) attributable to noncontrolling interests	5	4	6	8
Net income (loss) attributable to CNH Industrial N.V.	$433	$706	$834	$1,188

Earnings per share attributable to common shareholders
Basic	$0.34	$0.53	$0.66	$0.89
Diluted	$0.34	$0.52	$0.66	$0.88
Weighted average shares outstanding
Basic	1,256	1,338	1,258	1,340
Diluted	1,260	1,355	1,267	1,357

Cash dividends declared per common share	$0.470	$0.396	$0.470	$0.396

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2024	2023	2024	2023
Net income (loss)	$438	$710	$840	$1,196
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	44	(36)	51	(26)
Changes in retirement plans’ funded status	(1)	(3)	(1)	(8)
Foreign currency translation	(170)	117	(220)	84
Share of other comprehensive income (loss) of entities using the equity method	(14)	(6)	(20)	(15)
Other comprehensive income (loss), net of tax	(141)	72	(190)	35
Comprehensive income (loss)	297	782	650	1,231
Less: Comprehensive income attributable to noncontrolling interests	5	6	6	11
Comprehensive income (loss) attributable to CNH Industrial N.V.	$292	$776	$644	$1,220

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2024	2023
Cash Flows from Operating Activities
Net Income (loss)	$840	$1,196
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	207	178
Depreciation and amortization expense of assets under operating leases	92	92
(Gain) loss on disposal of assets, net	7	20
Undistributed income of unconsolidated subsidiaries	(79)	(46)
Other non-cash items, net	130	78
Changes in operating assets and liabilities:
Provisions	105	445
Deferred income taxes	(24)	(188)
Trade and financing receivables related to sales, net	(136)	(1,380)
Inventories, net	(495)	(1,379)
Trade payables	(638)	202
Other assets and liabilities	(524)	(58)
Net cash provided (used) by operating activities	(515)	(840)
Cash Flows from Investing Activities
Additions to retail receivables	(3,861)	(3,576)
Collections of retail receivables	3,287	2,995
Proceeds from sales of assets, excluding assets under operating leases	1	1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(206)	(224)
Expenditures for assets under operating leases	(214)	(237)
Other, net	64	(206)
Net cash provided (used) by investing activities	(929)	(1,247)
Cash Flows from Financing Activities
Proceeds from long-term debt	8,754	4,408
Payments of long-term debt	(8,362)	(3,485)
Net increase in other financial liabilities	23	612
Dividends paid	(594)	(529)
Purchase of treasury stock and other	(641)	(169)
Net cash provided (used) by financing activities	(820)	837
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(134)	46
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,398)	(1,204)
Cash, cash equivalents and restricted cash, beginning of year	5,045	5,129
Cash, cash equivalents and restricted cash, end of period	$2,647	$3,925

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,002	$3,194
Restricted cash	645	731
Total cash, cash equivalents and restricted cash	$2,647	$3,925
See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2024
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2023	$25	$(865)	$1,578	$9,750	$(2,374)	$66	$8,180	$54
Net income (loss)	—	—	—	401	—	(3)	398	4
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	—	(49)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(581)	—	—	—	—	(581)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	173	(173)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	(3)	—	—	—	—	(3)	—
Balance March 31, 2024	$25	$(1,276)	$1,415	$10,151	$(2,423)	$63	$7,955	$57
Net income (loss)	—	—	—	433	—	—	433	5
Other comprehensive income (loss), net of tax	—	—	—	—	(141)	—	(141)	—
Dividends paid	—	—	—	(591)	—	—	(591)	(2)
Acquisition of treasury stock	—	(60)	—	—	—	—	(60)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	(1)	(1)	—	—	1	(1)	—
Balance June 30, 2024	$25	$(1,317)	$1,401	$9,993	$(2,564)	$64	$7,602	$60

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 20, 2023
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

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. (“CNH” or the “Company”) is incorporated in, and under the laws of, the Netherlands. CNH is a leading company in the capital goods sector that designs, produces and sells agricultural equipment and construction equipment. In addition, CNH’s Financial Services segment offers financial products and services, including retail financing for the purchase or lease of new and used CNH and other manufacturers’ products and other retail financing programs and wholesale financing to dealers.
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
Business Combinations
Effective October 12, 2023, CNH closed on its purchase of Hemisphere, a global satellite navigation technology leader, for a total consideration of $181 million. The acquisition of Hemisphere consolidates our guidance and connectivity capabilities to advance CNH's in-house precision, automation and autonomy technology for the agriculture and construction industries. At December 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $111 million and $51 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not been finalized as of June 30, 2024. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Measurement period adjustments were recorded in the first and second quarters of 2024 which decreased goodwill by $3 million and increased other intangible assets by $6 million, offset by an increase in deferred tax liabilities and a decrease in other assets and equity. Pro forma results of operations have not been presented because the effects of the Hemisphere acquisition were not material to the Company’s consolidated results of operations. Additionally, Hemisphere's post-acquisition results were not material.
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

3. REVENUE
The following table summarizes revenues for the three and six months ended June 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Agriculture	$3,913	$4,890	$7,286	$8,817
Construction	890	1,064	1,648	1,913
Total Industrial Activities	4,803	5,954	8,934	10,730
Financial Services	687	603	1,372	1,152
Eliminations and other	(2)	10	—	27
Total Revenues	$5,488	$6,567	$10,306	$11,909
The following table disaggregates revenues by major source for the three and six months ended June 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from:
Sales of goods	$4,789	$5,942	$8,909	$10,709
Rendering of services and other revenues	14	12	25	21
Revenues from sales of goods and services	4,803	5,954	8,934	10,730
Finance and interest income	548	449	1,084	851
Rents and other income on operating lease	137	164	288	328
Finance, interest and other income	685	613	1,372	1,179
Total Revenues	$5,488	$6,567	$10,306	$11,909
Contract liabilities recorded in Other liabilities were $59 million and $50 million at June 30, 2024 and December 31, 2023, respectively. Contract liabilities primarily relate to extended warranties. During the three and six months ended June 30, 2024, revenues included $4 million and $9 million, respectively, relating to contract liabilities outstanding at the beginning of each period. During the three and six months ended June 30, 2023 revenues included $2 million and $5 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $59 million (approximately $48 million at December 31, 2023). CNH expects to recognize revenue on approximately 31% and 93% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 32% and 95% as of December 31, 2023, respectively).
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

	June 30, 2024	December 31, 2023
Restricted cash	$550	$626
Financing receivables	10,795	10,365
Total Assets	$11,345	$10,991
Debt	$10,442	$10,033
Total Liabilities	$10,442	$10,033

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
A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial N.V.	$433	$706	$834	$1,188
Weighted average common shares outstanding—basic	1,256	1,338	1,258	1,340
Basic earnings (loss) per share	$0.34	$0.53	$0.66	$0.89
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,256	1,338	1,258	1,340
Dilutive effect of stock compensation plans (1)	4	17	9	17
Weighted average common shares outstanding—diluted	1,260	1,355	1,267	1,357
Diluted earnings (loss) per share	$0.34	$0.52	$0.66	$0.88
(1) For the three and six months ended June 30, 2024, 22,000 and 312,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three and six months ended June 30, 2023, no shares were excluded from the computation of diluted earnings per share as all shares were dilutive.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH’s defined benefit pension plans and postretirement health and life insurance plans for the three and six months ended June 30, 2024 and 2023 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$3	$2	$—	$—	$1	$1
Interest cost	13	13	2	2	1	1
Expected return on assets	(14)	(11)	—	—	—	—
Amortization of:
Prior service credit	—	—	(6)	(9)	—	—
Actuarial loss (gain)	6	5	—	—	(1)	—
Net periodic benefit cost	$8	$9	$(4)	$(7)	$1	$2

	Pension		Healthcare		Other
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$5	$4	$1	$1	$2	$2
Interest cost	26	27	4	4	2	2
Expected return on assets	(27)	(22)	(1)	(1)	—	—
Amortization of:
Prior service credit	—	—	(12)	(18)	—	—
Actuarial loss (gain)	11	9	—	—	(1)	—
Net periodic benefit cost	$15	$18	$(8)	$(14)	$3	$4
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $100 million. This amount will be amortized from other comprehensive income to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and six months ended June 30, 2024 and 2023, $6 million and $12 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rate for the three months ended June 30, 2024 and 2023 was 20.9% and 22.9%, respectively. The 2024 effective tax rate was reduced by the impact of discrete items, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia.
The effective tax rate for the six months ended June 30, 2024 and 2023 was 20.1% and 24.9%. respectively. The 2024 effective tax rate was reduced by the impact of discrete items, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia, although these benefits were partially offset by discrete tax expenses associated with prior periods.
The Organization for Economic Cooperation and Development (the “OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar Two”) that has been agreed upon in principle by over 140 countries. The Company has determined that Pillar Two legislation has been enacted in one or more jurisdictions in which it operates and that the Company is within the scope of the legislation. The Company has assessed such enacted Pillar Two legislation and related transitional safe harbor provisions and concluded that the tax impacts of the legislation are not material to the Company’s financial results.
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
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities segments to net income, the most comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Agriculture	$536	$821	$957	$1,391
Construction	60	72	111	116
Unallocated items, eliminations, and other	(60)	(71)	(127)	(130)
Financial Services Net Income	91	94	209	172
Financial Services Income Taxes	23	26	42	55
Interest expense of Industrial Activities, net of interest income and eliminations	(46)	(22)	(78)	(26)
Foreign exchange (gains) losses, net of Industrial Activities	(4)	—	(4)	(6)
Finance and non-service component of Pension and other post-employment benefit costs of Industrial Activities(1)	(1)	1	(2)	2
Restructuring expenses of Industrial Activities	(51)	(2)	(81)	(3)
Other discrete items of Industrial Activities(2)	(15)	(17)	(15)	(10)
Income (loss) before taxes	533	902	1,012	1,561
Income tax benefit (expense)	(95)	(192)	(172)	(365)
Net Income (loss)	$438	$710	$840	$1,196
(1) In the three and six months ended June 30, 2024 and 2023, this item includes the pre-tax gain of $6 million and $12 million, respectively, as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2) In the three and six months ended June 30, 2024 this item includes a loss of $15 million on the sale of certain non-core product lines. In the three months ended June 30, 2023 this item included a loss of $17 million related to the sale of CNH Industrial Russia. In the six months ended June 30, 2023 this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, offset by a $23 million loss on the sale of CNH Industrial Russia and CNH Capital Russia.
9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of June 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	June 30, 2024	December 31, 2023
Retail	$13,763	$13,868
Wholesale	10,071	10,334
Other	34	47
Total	$23,868	$24,249
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three months ended June 30, 2024 and 2023 relating to the termination of dealer contracts.
Transfers of Financial Assets
As part of its overall funding strategy, CNH periodically transfers certain receivables into special purpose entities (“SPE”) as part of its asset-backed securitization ("ABS") programs or into factoring transactions.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At June 30, 2024 and December 31, 2023, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	June 30, 2024	December 31, 2023
Retail	$8,289	$7,707
Wholesale	6,600	6,381
Total	$14,889	$14,088

Allowance for Credit Losses
Allowance for credit losses for the three and six months ended June 30, 2024 and 2023 is as follows (in millions of dollars):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Retail	Wholesale	Retail	Wholesale
Opening Balance	$330	$50	$310	$53
Provision	52	3	90	2
Charge-offs	(42)	—	(53)	(1)
Recoveries	2	—	1	—
Foreign currency translation and other	(20)	(2)	(26)	(3)
Ending Balance	$322	$51	$322	$51

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Retail	Wholesale	Retail	Wholesale
Opening Balance	$264	$63	$270	$64
Provision	19	(3)	36	(3)
Charge-offs	(10)	—	(21)	—
Recoveries	1	—	1	—
Foreign currency translation and other	6	—	(6)	(1)
Ending Balance	$280	$60	$280	$60
At June 30, 2024, the allowance for credit losses included an increase in retail reserves due to specific reserve needs primarily in South America due to increasing delinquencies. At June 30, 2023, the allowance for credit losses included an increase in reserves due to specific reserve needs primarily in South America, partially offset by a decrease in reserves of $15 million due to the sale of CNH Capital Russia. CNH Industrial will update the macroeconomic factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months and six months ended June 30, 2024.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/nonperforming information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge offs by vintage as of June 30, 2024 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2024					$2,307	$2	$2,309	$2
2023					2,948	5	2,953	3
2022					1,773	4	1,777	3
2021					1,045	2	1,047	3
2020					400	1	401	1
Prior to 2020					151	1	152	2
Total	55	10	65	8,559	8,624	15	8,639	14
South America
2024					762	1	763	2
2023					1,540	21	1,561	20
2022					692	30	722	10
2021					393	11	404	3
2020					182	3	185	2
Prior to 2020					103	1	104	1
Total	241	1	242	3,430	3,672	67	3,739	38
Asia Pacific
2024					298	—	298	—
2023					468	—	468	—
2022					346	—	346	1
2021					178	1	179	—
2020					64	—	64	—
Prior to 2020					12	—	12	—
Total	5	4	9	1,357	1,366	1	1,367	1
Europe, Middle East, Africa	—	—	—	11	11	7	18	—
Total Retail	$301	$15	$316	$13,357	$13,673	$90	$13,763	$53
Wholesale
North America	$—	$—	$—	$5,733	$5,733	$28	$5,761	$—
South America	—	—	—	894	894	1	895	—
Asia Pacific	2	—	2	880	882	—	882	1
Europe, Middle East, Africa	10	3	13	2,517	2,530	3	2,533	—
Total Wholesale	$12	$3	$15	$10,024	$10,039	$32	$10,071	$1

The aging of financing receivables and charge offs by vintage as of December 31, 2023 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2023					$3,976	$4	$3,980	$1
2022					2,133	4	2,137	10
2021					1,323	3	1,326	4
2020					561	2	563	3
2019					208	1	209	3
Prior to 2019					66	1	67	3
Total	44	3	47	8,220	8,267	15	8,282	24
South America
2023					1,986	9	1,995	—
2022					955	32	987	—
2021					573	13	586	2
2020					294	4	298	7
2019					123	2	125	1
Prior to 2019					107	1	108	1
Total	22	—	22	4,016	4,038	61	4,099	11
Asia Pacific
2023					609	—	609	—
2022					453	1	454	1
2021					255	1	256	1
2020					115	1	116	2
2019					31	1	32	2
Prior to 2019					3	—	3	1
Total	5	6	11	1,455	1,466	4	1,470	7
Europe, Middle East, Africa	—	—	—	6	6	11	17	—
Total Retail	$71	$9	$80	$13,697	$13,777	$91	$13,868	$42
Wholesale
North America	$—	$—	$—	$5,154	$5,154	$—	$5,154	$—
South America	—	—	—	1,404	1,404	2	1,406	4
Asia Pacific	4	2	6	870	876	—	876	1
Europe, Middle East, Africa	5	—	5	2,893	2,898	—	2,898	—
Total Wholesale	$9	$2	$11	$10,321	$10,332	$2	$10,334	$5
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
As of June 30, 2024 and 2023, CNH's TDRs were immaterial.

10. INVENTORIES
Inventories as of June 30, 2024 and December 31, 2023 consist of the following (in millions of dollars):

	June 30, 2024	December 31, 2023
Raw materials	$1,729	$1,891
Work-in-process	501	443
Finished goods	3,721	3,211
Total inventories	$5,951	$5,545
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expenses of $3 million and $2 million in the three months ended June 30, 2024 and 2023, respectively, and $4 million and $3 million in the six months ended June 30, 2024 and 2023.
The Company incurred operating lease expenses of $25 million and $20 million in the three months ended June 30, 2024 and 2023, respectively, and $51 million and $39 million in the six months ended June 30, 2024 and 2023.
At June 30, 2024, the Company has recorded approximately $291 million of right-of-use assets and $297 million of related lease liability included in Other assets and Other liabilities, respectively. At June 30, 2024, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.4 years and 4.6%, respectively. At June 30, 2023, the Company has recorded approximately $227 million of right-of-use assets and $231 million of related lease liability included in Other assets and Other liabilities, respectively. At June 30, 2023, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.6 years and 4.0%, respectively
During the six months ended June 30, 2024 and 2023, leased assets obtained in exchange for operating lease obligations were $45 million and $39 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $49 million and $37 million as of June 30, 2024 and 2023, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.
12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of June 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	June 30, 2024	December 31, 2023
Equity method	$559	$509
Other investments, at carrying value	56	54
Total	$615	$563
13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at January 1, 2024	$3,426	$47	$141	$3,614
Foreign currency translation and other	(12)	(1)	(2)	(15)
Balance at June 30, 2024	$3,414	$46	$139	$3,599

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
The acquisition of Hemisphere during the fourth quarter of 2023 led to an increase in goodwill for Agriculture of $111 million. Goodwill related to the acquisition was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. During the first and second quarters of 2024 measurement period adjustments were recorded which decreased goodwill by $3 million. The valuation of assets and liabilities assumed was not finalized as of June 30, 2024. Thus, goodwill associated with this acquisition is subject to adjustment during the measurement period.
The first quarter 2023 acquisitions of Augmenta and Bennamann resulted in an increase in goodwill, post all measurement period adjustments, for Agriculture of $62 million and $115 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024.
As of June 30, 2024 and December 31, 2023, the Company’s other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		June 30, 2024			December 31, 2023
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$246	$227	$19	$246	$223	$23
Patents, concessions, licenses and other	5-25	934	549	385	928	523	405
Capitalized software	2-5	1,136	867	269	1,070	810	260
		2,316	1,643	673	2,244	1,556	688
Other intangible assets not subject to amortization:
In-process research and development		211	—	211	213	—	213
Software in-progress		90	—	90	119	—	119
Trademarks		273	—	273	272	—	272
Total other intangible assets		$2,890	$1,643	$1,247	$2,848	$1,556	$1,292
During the fourth quarter of 2023, the Company recorded $51 million in intangible assets based on the preliminary valuation for Hemisphere. During the first and second quarters of 2024, a measurement period adjustment was recorded which increased intangible assets by $6 million. The valuation of assets acquired and liabilities assumed has not been finalized as of June 30, 2024. Thus, intangibles associated with the acquisition is subject to adjustment during the measurement period.
During the first quarter of 2023, the acquisition of Augmenta and Bennamann resulted in an increase in intangible assets, post all measurement period adjustments, of $47 million and $51 million, respectively. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024.
CNH recorded amortization expense of $46 million and $38 million for the three months ended June 30, 2024 and 2023, respectively, and $91 million and $76 million for the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, $145 million and $148 million of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions as it relates to the SCF program. These balances are included within “Accounts payable” in our consolidated balance sheets and are reflected as cash flows from operating activities in our consolidated statements of cash flows when settled.
15. OTHER LIABILITIES
A summary of "Other liabilities" as of June 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	June 30, 2024	December 31, 2023
Warranty and campaign programs	$637	$610
Marketing and sales incentive programs	2,390	2,409
Tax payables	309	704
Accrued expenses and deferred income	905	946
Accrued employee benefits	449	524
Lease liabilities	297	300
Legal reserves and other provisions	375	342
Contract reserve	21	24
Contract liabilities	59	50
Restructuring reserve	57	43
Other	354	355
Total	$5,853	$6,307
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of recorded activity for the three and six months ended June 30, 2024 and 2023, for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$601	$551	$610	$544
Current year additions	183	156	325	265
Claims paid	(138)	(120)	(280)	(227)
Currency translation adjustment and other	(9)	1	(18)	6
Balance, end of period	$637	$588	$637	$588
Restructuring Expenses
The Company incurred restructuring expenses of $51 million and $2 million during the three months ended June 30, 2024 and 2023, respectively, and $82 million and $3 million during the six months ended June 30, 2024 and 2023, primarily due to employee separation costs. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $114 million from launch to June 30, 2024 under this program and expects to incur aggregated restructuring charges of up to $180 million through 2024.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of June 30, 2024 and December 31, 2023, environmental reserves of approximately $21 million and $20 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
FPT Emissions Investigation: on July 22, 2020, a number of the Company's (pre-Demerger) offices in Europe were visited by investigators in the context of a request for assistance by the public prosecutors of Frankfurt am Main, Germany and Turin, Italy in relation to alleged noncompliance of two engine models produced by FPT Industrial S.p.A., which is a wholly-controlled subsidiary Iveco Group N.V. The Italian criminal investigation was dismissed in 2023. As a result of FPT

Industrial's full cooperation and ongoing discussions with the investigative authorities, all German criminal investigation were concluded in December 2023. In certain instances CNH and other third parties have also received various requests for compensation by German and Austrian customers on various contractual and tort grounds, including requests for damages resulting from the termination of the purchase contracts, or in the form of requests for an alleged lower residual value of their vehicles as a consequence of the alleged non-compliance with other approval regulations regarding emissions. In certain instances, other customers have brought judicial claims on the same legal and factual bases. While the Company had no role in the design and sale of such engine models and vehicles, the Company cannot predict at this time the extent and outcome of these requests and directly or indirectly related legal proceedings, including customer claims or potential class actions alleging emissions non-compliance. The Company believes that the risk of either FPT Industrial or Iveco Group N.V. defaulting on potential payment obligations arising from such proceedings is remote.
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of June 30, 2024 and December 31, 2023 totaling of $31 million and $37 million, respectively.
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
All of CNH’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s foreign exchange derivatives was $6.3 billion and $6.1 billion at June 30, 2024 and December 31, 2023, respectively.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and six months ended June 30, 2024 and 2023.
All of CNH’s interest rate derivatives outstanding as of June 30, 2024 and December 31, 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s interest rate derivatives was approximately $8.7 billion and $9.0 billion at June 30, 2024 and December 31, 2023, respectively.
As a result of the reform and replacement of specific benchmark interest rates, in the second quarter of 2023, the Company elected to make the replacement using the optional expedient under ASC 848, which allows the change in critical terms without de-designation and the Company also elected the optional expedient to apply a spread adjustment to hedged items cash flows that resulted in no change to the cumulative basis adjustment reflected in earnings.

Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three and six months ended June 30, 2024 and 2023 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2024
Foreign exchange contracts	$(15)
		Net sales	(2)
		Cost of goods sold	(14)
		Other, net	(9)
Interest rate contracts	47	Interest expense	(7)
Total	$32		$(32)
2023
Foreign exchange contracts	$(26)
		Net sales	(3)
		Cost of goods sold	(5)
		Other, net	18
Interest rate contracts	(13)	Interest expense	3
Total	$(39)		$13

		Recognized in Net Income
For the Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2024
Foreign exchange contracts	$(19)
		Net sales	(3)
		Cost of goods sold	(18)
		Other, net	(3)
Interest rate contracts	$58	Interest expense	(12)
Total	$39		$(36)
2023
Foreign exchange contracts	$(11)
		Net sales	(4)
		Cost of goods sold	(32)
		Other, net	25
Interest rate contracts	(34)	Interest expense	8
Total	$(45)		$(3)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the six months ended June 30, 2024 and 2023 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	39	(22)	17
Net losses reclassified from accumulated other comprehensive income into income	36	(2)	34
Accumulated derivative net losses as of June 30, 2024	$56	$(15)	$41

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(45)	19	(26)
Net losses reclassified from accumulated other comprehensive income into income	3	(3)	—
Accumulated derivative net losses as of June 30, 2023	$29	$(11)	$18
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the six months ended June 30, 2024 and 2023 (in millions of dollars):

		For the Three Months Ended June 30,
	Classification of Gain (Loss)	2024	2023
Fair Value Hedges
Interest rate derivatives	Interest expense	$1	$(15)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(34)	$(10)

		For the Six Months Ended June 30,
	Classification of Gain (Loss)	2024	2023
Fair Value Hedges
Interest rate derivatives	Interest expense	$(3)	$1

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(44)	$(34)

The fair values of CNH’s derivatives as of June 30, 2024 and December 31, 2023 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	June 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Derivative assets	$68	Derivative assets	$60
Foreign currency contracts	Derivative assets	25	Derivative assets	31
Total derivative assets		$93		$91
Interest rate contracts	Derivative liabilities	$88	Derivative liabilities	$117
Foreign currency contracts	Derivative liabilities	41	Derivative liabilities	49
Total derivative liabilities		$129		$166

Derivatives not designated as hedging instruments
Interest rate contracts	Derivative assets	$26	Derivative assets	$31
Foreign currency contracts	Derivative assets	14	Derivative assets	14
Total derivative assets		$40		$45
Interest rate contracts	Derivative liabilities	$27	Derivative liabilities	$30
Foreign currency contracts	Derivative liabilities	22	Derivative liabilities	20
Total derivative liabilities		$49		$50
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in millions of dollars):

	Level 1		Level 2		Total
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Foreign exchange derivatives	$—	$—	$39	$46	$39	$46
Interest rate derivatives	—	—	94	90	94	90
Total Assets	$—	$—	$133	$136	$133	$136
Liabilities
Foreign exchange derivatives	$—	$—	$63	$69	$63	$69
Interest rate derivatives	—	—	115	147	115	147
Total Liabilities	$—	$—	$178	$216	$178	$216
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of June 30, 2024, and December 31, 2023, were as follows (in millions of dollars):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$23,868	$23,687	$24,249	$24,129
Debt	$26,808	$27,030	$27,326	$27,624

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
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest. For more information on derivative instruments, see “Note 17: Financial Instruments”. For more information on pensions and retirement benefit obligations, see “Note 6: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 consisted of the following (in millions of dollars):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$65	$(21)	$44	$75	$(24)	$51
Changes in retirement plans’ funded status	(1)	—	(1)	(2)	1	(1)
Foreign currency translation	(170)	—	(170)	(220)	—	(220)
Share of other comprehensive income (loss) of entities using the equity method	(14)	—	(14)	(20)	—	(20)
Other comprehensive income (loss)	$(120)	$(21)	$(141)	$(167)	$(23)	$(190)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(51)	$15	$(36)	$(42)	$16	$(26)
Changes in retirement plans’ funded status	(5)	2	(3)	(11)	3	(8)
Foreign currency translation	117	—	117	84	—	84
Share of other comprehensive income (loss) of entities using the equity method	(6)	—	(6)	(15)	—	(15)
Other comprehensive income (loss)	$55	$17	$72	$16	$19	$35

The changes, net of tax, in each component of accumulated other comprehensive income (loss) in the six months ended June 30, 2024 and 2023 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance January 1, 2024	$(10)	$(351)	$(1,763)	$(250)	$(2,374)
Other comprehensive income (loss), before reclassifications	17	—	(220)	(20)	(223)
Amounts reclassified from other comprehensive income	34	(1)	—	—	33
Other comprehensive income (loss)*	51	(1)	(220)	(20)	(190)
Balance June 30, 2024	$41	$(352)	$(1,983)	$(270)	$(2,564)

Balance January 1, 2023	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications	(26)	(1)	81	(15)	39
Amounts reclassified from other comprehensive income	—	(7)	—	—	(7)
Other comprehensive income (loss)*	(26)	(8)	81	(15)	32
Balance June 30, 2023	$20	$(293)	$(1,719)	$(254)	$(2,246)
(*)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of nil and $3 million for the six months ended June 30, 2024 and 2023, respectively.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three and six months ended June 30, 2024 and 2023 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)				Consolidated Statement of Operations Line
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedges	$2	$3	$3	$4	Net sales
	14	5	18	32	Cost of goods sold
	9	(18)	3	(25)	Other, net
	7	(3)	12	(8)	Interest expense
	(1)	(1)	(2)	(3)	Income taxes
	31	(14)	34	—
Change in retirement plans’ funded status:
Amortization of actuarial losses	5	5	10	9	*
Amortization of prior service cost	(6)	(9)	(12)	(18)	*
	—	1	1	2	Income taxes
	(1)	(3)	(1)	(7)
Total reclassifications, net of tax	$30	$(17)	$33	$(7)
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
19. RELATED PARTY INFORMATION
As of June 30, 2024, CNH’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., Ferrari N.V. and Iveco Group N.V., which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH.

As of June 30, 2024, EXOR N.V. held 45.2% of CNH’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of June 30, 2024. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company’s Audit Committee reviews and approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of June 30, 2024 and December 31, 2023, among other things, EXOR N.V. managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the six months ended June 30, 2024 and 2023.
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
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$33	$37	$71	$57
Purchases	$219	$279	$430	$534

	June 30, 2024	December 31, 2023
Trade receivables	$15	$25
Financial receivables from Iveco Group N.V.	$230	$380
Trade payables	$254	$335
Financial payables to Iveco Group N.V.	$60	$146

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
The following table sets forth the related party transactions entered into for the time period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$130	$160	$288	$293
Purchases	$117	$176	$259	$326

	June 30, 2024	December 31, 2023
Trade receivables	$8	$2
Trade payables	$94	$54
At June 30, 2024 and December 31, 2023, CNH had provided guarantees totaling $31 million and $37 million, respectively, on certain commitments of its affiliate CNH Industrial Capital Europe S.a.S.

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
Global Business Conditions
In combination with the downturn in our industry cycle, lower commodity prices, changes in government policies, higher interest rates and repercussions from geopolitical events, the global economy continues to experience events affecting our suppliers, customers and business operations. As a consequence of the industry downturn, the Company expects production volumes to decline for the rest of 2024 due to lower demand. Given these conditions, we expect manufacturing inefficiencies and lower fixed cost absorption.
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company’s Form 10-K for the year ended December 31, 2023 and Part II, Item 1A: Risk Factors within this Form 10-Q.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Consolidated Results of Operations

	Three Months Ended June 30,
(in millions of dollars)	2024	2023
Revenues
Net sales	$4,803	$5,954
Finance, interest and other income	685	613
Total Revenues	5,488	6,567
Costs and Expenses
Cost of goods sold	3,702	4,463
Selling, general and administrative expenses	461	485
Research and development expenses	237	269
Restructuring expenses	51	2
Interest expense	418	323
Other, net	165	187
Total Costs and Expenses	5,034	5,729
Income of Consolidated Group before Income Taxes	454	838
Income tax expense	(95)	(192)
Equity in income of unconsolidated subsidiaries and affiliates	79	64
Net income (loss)	438	710
Net income (loss) attributable to noncontrolling interests	5	4
Net income (loss) attributable to CNH Industrial N.V.	$433	$706
Revenues
We recorded revenues of $5,488 million for the three months ended June 30, 2024, a decline of 16.4% (down 15.6% on a constant currency basis) compared to the three months ended June 30, 2023. Net sales were $4,803 million in the three months ended June 30, 2024, a decrease of 19.3% (down 18.6% on a constant currency basis) compared to the three months ended June 30, 2023. This decline was mainly due to lower shipment volumes on decreased industry demand and dealer inventory requirements. Price realization continued to be modestly favorable for Agriculture and essentially flat for Construction.
Cost of Goods Sold
Cost of goods sold was $3,702 million for the three months ended June 30, 2024 compared with $4,463 million for the three months ended June 30, 2023. As a percentage of net sales of Industrial Activities, cost of goods sold was 77.1% in the three months ended June 30, 2024 (75.0% for the three months ended June 30, 2023), which was impacted by lower production volume and unfavorable mix, partially offset by favorable price realization along with improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $461 million for the three months ended June 30, 2024 (8.4% of total revenues), down $24 million compared to the three months ended June 30, 2023 (7.4% of total revenues). Total expenses were lower primarily due to a decrease in labor costs, driven by the Company's restructuring program, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $237 million and $269 million for the three months ended June 30, 2024 and 2023, respectively.
Restructuring Expenses
Restructuring expenses were $51 million and $2 million for the three months ended June 30, 2024 and 2023, respectively. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $114 million from launch to June 30, 2024 under this program.

Interest Expense
Interest expense was $418 million for the three months ended June 30, 2024 compared to $323 million for the three months ended June 30, 2023. The increase in interest expense is primarily due to both higher rates and outstanding debt in our Financial Services segment. The interest expense attributable to Industrial Activities for the three months ended June 30, 2024, net of interest income and eliminations, was $46 million, compared to $22 million in the three months ended June 30, 2023.
Other, net
Other, net expenses were $165 million for the three months ended June 30, 2024 and included a loss on the sale of non-core product lines of $15 million, partially offset by a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $187 million for the three months ended June 30, 2023 and include a loss of $17 million on the sale of CNH Industrial Russia, partially offset by a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Income Taxes

	Three Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023
Income of Consolidated Group before Income Taxes	$454	$838
Income tax (expense) benefit	$(95)	$(192)
Effective tax rate	20.9%	22.9%
Income tax expense for the three months ended June 30, 2024 was $95 million compared to $192 million for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was 20.9% and 22.9%, respectively. The effective tax rate for the three months ended June 30, 2024 was lower than the effective tax rate for the three months ended June 30, 2023 due to discrete items that reduced the rate in 2024, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina. The 2023 effective tax rate was reduced by the tax impact related to the sale of CNH Industrial Russia.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $79 million and $64 million for the three months ended June 30, 2024 and 2023, respectively.
Net Income
Net income was $438 million for the three months ended June 30, 2024, compared to net income of $710 million for the three months ended June 30, 2023. Net income for the three months ended June 30, 2024 included a loss of $15 million on the sale of certain non-core product lines and restructuring expense of $51 million, partially offset by a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
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

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Three Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	% Change	% Change Excl. FX
Revenues:
Agriculture	$3,913	$4,890	(20.0)%	(19.2)%
Construction	890	1,064	(16.4)%	(15.7)%
Eliminations and other	—	—
Total Net sales of Industrial Activities	4,803	5,954	(19.3)%	(18.6)%
Financial Services	687	603	13.9%	15.7%
Eliminations and other	(2)	10
Total Revenues	$5,488	$6,567	(16.4)%	(15.6)%

	Three Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	$ Change	2024 Adj EBIT Margin	2023 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$536	$821	$(285)	13.7%	16.8%
Construction	60	72	(12)	6.7%	6.8%
Unallocated items, eliminations and other	(60)	(71)	11
Total Adjusted EBIT of Industrial Activities	$536	$822	$(286)	11.2%	13.8%
Net sales of Industrial Activities were $4,803 million during the three months ended June 30, 2024, a decrease of 19.3% compared to the three months ended June 30, 2023 (down 18.6% on a constant currency basis). This decline is mainly due to lower shipment volumes on decreased industry demand and dealer inventory requirements. Price realization continued to be modestly favorable for Agriculture and essentially flat for Construction.
Adjusted EBIT of Industrial Activities was $536 million during the three months ended June 30, 2024, compared to an adjusted EBIT of $822 million during the three months ended June 30, 2023. The decline was primarily due to lower volume in the Agricultural segment on lower industry demand, partially offset by improved purchasing and manufacturing costs, along with a continued reduction in SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:
Agriculture Sales—by geographic region

	Three Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$1,739	$1,872	(7.1)%
Europe, Middle East and Africa	1,191	1,676	(28.9)%
South America	559	850	(34.2)%
Asia Pacific	424	492	(13.8)%
Total	$3,913	$4,890	(20.0)%

Agriculture's net sales totaled $3,913 million in the three months ended June 30, 2024, a decrease of 20.0% compared to the three months ended June 30, 2023 (down 19.2% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and dealer inventory requirements across all regions, partially offset by favorable price realization.
In North America, industry volume was down 11% year-over-year in the second quarter for tractors under 140 HP and was up 2% for tractors over 140 HP; combines were down 5%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 10% and down 36%, respectively. South America tractor demand was down 10% and combine demand was down 26%, continuing the recent negative trend. Asia Pacific tractor demand was up 1% and combine demand was up 4%.
Adjusted EBIT
Adjusted EBIT was $536 million in the three months ended June 30, 2024, compared to $821 million in the three months ended June 30, 2023. The decrease was driven by the lower industry volumes, partially offset by improved purchasing and manufacturing costs, along with a continued reduction in SG&A expenses. R&D investments accounted for 5.5% of sales (4.9% in Q2 2023). Income from unconsolidated subsidiaries increased $15 million year-over-year. Adjusted EBIT margin was 13.7% (16.8% in Q2 2023).
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:
Construction Sales—by geographic region

	Three Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$503	$587	(14.3)%
Europe, Middle East and Africa	174	237	(26.6)%
South America	153	169	(9.5)%
Asia Pacific	60	71	(15.5)%
Total	$890	$1,064	(16.4)%
Construction's net sales totaled $890 million in the three months ended June 30, 2024, a decline of 16.4% compared to the three months ended June 30, 2023 (down 15.7% on a constant currency basis), due to lower volumes across all regions driven mainly by lower market demand.
Global industry volume for construction equipment decreased 5% year-over-year in the second quarter for Heavy construction equipment; Light construction equipment was down 4%. Aggregated demand decreased 15% in EMEA, was flat in North America, increased 30% in South America and decreased 6% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $60 million in the three months ended June 30, 2024, compared to $72 million in the three months ended June 30, 2023 as a result of lower volumes, mostly offset by improved purchasing and manufacturing costs, along with lower SG&A expenses. Adjusted EBIT margin at 6.7% decreased by 10 bps year-over-year.
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $687 million in the three months ended June 30, 2024, up 13.9% compared to the three months ended June 30, 2023 (up 15.7% on a constant currency basis), due to favorable volumes in all regions except EMEA and higher yields, primarily in North America, partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income of Financial Services was $91 million in the three months ended June 30, 2024, a decrease of $3 million compared to the three months ended June 30, 2023, primarily due to increased risk costs driven by higher delinquencies in South America; offsetting higher volumes and interest margin improvements globally.
In the second quarter of 2024, retail loan originations, including unconsolidated joint ventures, were $2.9 billion, up $0.1 billion compared to the second quarter of 2023 (up $0.1 billion on a constant currency basis.) The managed portfolio

(including unconsolidated joint ventures) was $28.5 billion as of June 30, 2024 (of which retail was 65% and wholesale was 35%), up $2.5 billion compared to June 30, 2023 (up $3.3 billion on a constant currency basis).
At June 30, 2024, the receivables balance greater than 30 days past due as a percentage of receivables was 2.5% (1.8% as of June 30, 2023), with most of the growth in South America from the seasonal concentration of yearly payments owed by agricultural customers compounded by regional economic and environmental factors..
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Three Months Ended June 30,
(in millions of dollars)	2024	2023
Agriculture	$536	$821
Construction	60	72
Unallocated items, eliminations and other	(60)	(71)
Total Adjusted EBIT of Industrial Activities	536	822
Financial Services Net income (loss)	91	94
Financial Services Income Taxes	23	26
Interest expense of Industrial Activities, net of interest income and eliminations	(46)	(22)
Foreign exchange gains (losses), net of Industrial Activities	(4)	—
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	(1)	1
Restructuring expense of Industrial Activities	(51)	(2)
Other discrete items(2)	(15)	(17)
Income (loss) before taxes	533	902
Income tax (expense) benefit	(95)	(192)
Net income (loss)	$438	$710
(1) In the three months ended June 30, 2024 and 2023, this item includes the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2) In the three months ended June 30, 2024, this item includes a loss of $15 million on the sale of certain non-core product lines. In the three months ended June 30, 2023 this item included a $17 million loss on the sale of CNH Industrial Russia.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Consolidated Results of Operations

	Six Months Ended June 30,
(in millions of dollars)	2024	2023
Revenues
Net sales	$8,934	$10,730
Finance, interest and other income	1,372	1,179
Total Revenues	10,306	11,909
Costs and Expenses
Cost of goods sold	6,897	8,074
Selling, general and administrative expenses	872	923
Research and development expenses	465	500
Restructuring expenses	82	3
Interest expense	812	595
Other, net	322	350
Total Costs and Expenses	9,450	10,445
Income of Consolidated Group before Income Taxes	856	1,464
Income tax expense	(172)	(365)
Equity in income of unconsolidated subsidiaries and affiliates	156	97
Net income (loss)	840	1,196
Net income (loss) attributable to noncontrolling interests	6	8
Net income (loss) attributable to CNH Industrial N.V.	$834	$1,188
Revenues
We recorded revenues of $10,306 million for the six months ended June 30, 2024, a decline of 13.5% (down 13.2% on a constant currency basis) compared to the six months ended June 30, 2023. Net sales were $8,934 million in the six months ended June 30, 2024, a decline of 16.7% (down 16.5% on a constant currency basis) compared to the six months ended June 30, 2024. This decline was mainly due to lower shipment volumes on decreased industry demand and dealer inventory requirements. Price realization continued to be modestly favorable for Agriculture and essentially flat for Construction.
Cost of Goods Sold
Cost of goods sold was $6,897 million for the six months ended June 30, 2024 compared with $8,074 million for the six months ended June 30, 2023. As a percentage of net sales of Industrial Activities, cost of goods sold was 77.2% in the six months ended June 30, 2024 (75.2% for the six months ended June 30, 2023), which was impacted by lower production volumes and unfavorable mix, partially offset by favorable price realization and production cost efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $872 million for the six months ended June 30, 2024 (8.5% of total revenues), down $51 million compared to the six months ended June 30, 2023 (7.8% of total revenues). Total expenses were lower primarily due to a decrease in labor costs, driven by the Company's restructuring program, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $465 million and $500 million for the six months ended June 30, 2024 and 2023, respectively.
Restructuring Expenses
Restructuring expenses were $82 million and $3 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $114 million from launch to June 30, 2024 under this program.

Interest Expense
Interest expense was $812 million for the six months ended June 30, 2024 compared to $595 million for the six months ended June 30, 2023. The increase in interest expense is primarily due to both higher rates and outstanding debt in our Financial Services segment. The interest expense attributable to Industrial Activities for the three months ended June 30, 2024, net of interest income and eliminations, was $78 million, compared to $26 million in the six months ended June 30, 2023.
Other, net
Other, net expenses were $322 million for the six months ended June 30, 2024 and included a loss on the sale of non-core product lines of $15 million, offset by a pre-tax gain of $12 million ($9 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
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
Income Taxes

	Six Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023
Income of Consolidated Group before Income Taxes	$856	$1,464
Income tax (expense) benefit	$(172)	$(365)
Effective tax rate	20.1%	24.9%
Income tax expense for the six months ended June 30, 2024 was $172 million compared to $365 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 and 2023 was 20.1% and 24.9%, respectively. The effective tax rate for the six months ended June 30, 2024 was lower than the effective rate for the six months ended June 30, 2023 due to discrete items that reduced the rate in 2024, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina. The 2023 effective tax rate was reduced by the impact related to the sale of CNH Industrial Russia, although this tax reduction was partially offset by discrete tax expenses associated with prior periods.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $156 million and $97 million for the six months ended June 30, 2024 and 2023, respectively.
Net Income
Net income was $840 million for the six months ended June 30, 2024, compared to net income of $1,196 million for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024 included restructuring expense of $82 million, a loss of $15 million on the sale of certain non-core product lines, and $12 million ($9 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income was $1,196 million for the six months ended June 30, 2023. Net income for the six months ended June 30, 2023 included a loss of $17 million related to the sale of CNH Industrial Russia, a loss of $6 million related to CNH Capital Russia, and restructuring expenses of $3 million, partially offset by a pre-tax gain of $12 million ($9 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Six Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	% Change	% Change Excl. FX
Revenues:
Agriculture	$7,286	$8,817	(17.4)%	(17.1)%
Construction	1,648	1,913	(13.9)%	(13.7)%
Eliminations and other	—	—
Total Net sales of Industrial Activities	8,934	10,730	(16.7)%	(16.5)%
Financial Services	1,372	1,152	19.1%	19.4%
Eliminations and other	—	27
Total Revenues	$10,306	$11,909	(13.5)%	(13.2)%

	Six Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	$ Change	2024 Adj EBIT Margin	2023 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$957	$1,391	$(434)	13.1%	15.8%
Construction	111	116	(5)	6.7%	6.1%
Unallocated items, eliminations and other	(127)	(130)	3
Total Adjusted EBIT of Industrial Activities	$941	$1,377	$(436)	10.5%	12.8%
Net sales of Industrial Activities were $8,934 million during the six months ended June 30, 2024, a decline of 16.7% compared to the six months ended June 30, 2023 (down 16.5% on a constant currency basis). This decline is mainly due to lower shipment volumes on decreased industry demand and dealer inventory requirements. Price realization continued to be favorable for Agriculture and essentially flat for Construction.
Adjusted EBIT of Industrial Activities was $941 million during the six months ended June 30, 2024, compared to an adjusted EBIT of $1,377 million during the six months ended June 30, 2023. The decline was primarily due to lower volume in the Agricultural segment on lower industry demand, partially offset by improved purchasing and manufacturing costs, along with a continued reduction in SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:
Agriculture Sales—by geographic region

	Six Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$3,181	$3,360	(5.3)%
Europe, Middle East and Africa	2,309	3,023	(23.6)%
South America	1,041	1,580	(34.1)%
Asia Pacific	755	854	(11.6)%
Total	$7,286	$8,817	(17.4)%

Agriculture's net sales totaled $7,286 million in the six months ended June 30, 2024, a decline of 17.4% compared to the six months ended June 30, 2023 (down 17.1% on a constant currency basis) primarily due to lower industry volume across all regions and dealer inventory management, partially offset by favorable price realization.
For the six months ended June 30, 2024 in North America, industry volume was down 13% year-over-year for tractors under 140 HP and nil for tractors over 140 HP; combines were down 11%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 10% and down 31%, respectively. South America tractor demand was down 14% and combine demand was down 35% continuing the negative trend of the second half of 2023. Asia Pacific tractor demand was down 5% while combine demand was up 12% in the region as a whole.
Adjusted EBIT
Adjusted EBIT was $957 million in the six months ended June 30, 2024, compared to $1,391 million in the six months ended June 30, 2023. The decrease was driven by lower volumes, partially offset by improved purchasing and manufacturing costs, along with a continued reduction in SG&A expenses. R&D investments accounted for 5.7% of sales (5.1% in the six months ended June 30, 2023). Income from unconsolidated subsidiaries increased $57 million year-over-year. Adjusted EBIT margin was 13.1%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:
Construction Sales—by geographic region

	Six Months Ended June 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$942	$1,050	(10.3)%
Europe, Middle East and Africa	328	450	(27.1)%
South America	258	278	(7.2)%
Asia Pacific	120	135	(11.1)%
Total	$1,648	$1,913	(13.9)%
Construction's net sales totaled $1,648 million in the six months ended June 30, 2024, a decline of 13.9% compared to the six months ended June 30, 2023 (down 13.7% on a constant currency basis), due to lower volume across all regions driven mainly by lower market demand.
In the six months ended June 30, 2024 global industry volume for construction equipment decreased 3% year-over-year for Heavy construction equipment; Light construction equipment was down 6%. Aggregated demand decreased 15% in EMEA, decreased 2% in North America, increased 19% in South America and decreased 2% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $111 million in the six months ended June 30, 2024, compared to $116 million in the six months ended June 30, 2023 as a result of lower volumes, mostly offset by improved purchasing and manufacturing costs, along with lower SG&A expenses. Adjusted EBIT margin was 6.7%.
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $1,372 million in the six months ended June 30, 2024, up 19.1% compared to the six months ended June 30, 2023 (up 19.4% on a constant currency basis), due to favorable volumes in all regions and higher yields, primarily in North America, partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income of Financial Services was $209 million in the six months ended June 30, 2024, an increase of $37 million compared to the six months ended June 30, 2023, primarily due to favorable volumes in all regions, margin improvement in all regions except Asia Pacific, and a favorable effective tax rate due to discrete items in the current year; partially offset by increased risk costs due to higher aged delinquencies in South America, increased specific reserve needs in North America and lower used equipment sales from less operating lease maturities.

In the six months ended June 30, 2024, retail loan originations, including unconsolidated joint ventures, were $5.4 billion, up $0.4 billion compared to the six months ended June 30, 2023 (up $0.4 billion on a constant currency basis). The managed portfolio, including unconsolidated joint ventures, was $28.5 billion as of June 30, 2024 (of which retail was 65% and wholesale 35%), up $2.5 billion compared to June 30, 2023 (up $3.3 billion on a constant currency basis).
At June 30, 2024, the receivables balance greater than 30 days past due as a percentage of receivables was 2.5% (1.8% as of June 30, 2023), with most of the growth in South America from the seasonal concentration of yearly payments owed by agricultural customers compounded by regional economic and environmental factors..
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Six Months Ended June 30,
(in millions of dollars)	2024	2023
Agriculture	$957	$1,391
Construction	111	116
Unallocated items, eliminations and other	(127)	(130)
Total Adjusted EBIT of Industrial Activities	941	1,377
Financial Services Net income (loss)	209	172
Financial Services Income Taxes	42	55
Interest expense of Industrial Activities, net of interest income and eliminations	(78)	(26)
Foreign exchange gains (losses), net of Industrial Activities	(4)	(6)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(1)	(2)	2
Restructuring expense of Industrial Activities	(81)	(3)
Other discrete items(2)	(15)	(10)
Income (loss) before taxes	1,012	1,561
Income tax (expense) benefit	(172)	(365)
Net income (loss)	$840	$1,196
(1) In the six months ended June 30, 2024 and 2023, this item includes the pre-tax gain of $12 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2) In the six months ended June 30, 2024, this item includes a loss of $15 million on the sale of certain non-core product lines. In the six months ended June 30, 2023 this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, offset by a $23 million loss on the sale of CNH Industrial Russia and CNH Capital Russia.

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

	Statement of Operations
	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$4,803	$—	$—		$4,803	$5,954	$—	$—		$5,954
Finance, interest and other income	29	687	(31)	(2)	685	47	603	(37)	(2)	613
Total Revenues	4,832	687	(31)		5,488	6,001	603	(37)		6,567
Costs and Expenses
Cost of goods sold	3,702	—	—		3,702	4,463	—	—		4,463
Selling, general & administrative expenses	374	87	—		461	434	51	—		485
Research and development expenses	237	—	—		237	269	—	—		269
Restructuring expenses	51	—	—		51	2	—	—		2
Interest expense	75	374	(31)	(3)	418	69	291	(37)	(3)	323
Other, net	49	116	—		165	42	145	—		187
Total Costs and Expenses	4,488	577	(31)		5,034	5,279	487	(37)		5,729
Income of Consolidated Group before Income Taxes	344	110	—		454	722	116	—		838
Income tax expense	(72)	(23)	—		(95)	(166)	(26)	—		(192)
Equity in income of unconsolidated subsidiaries and affiliates	75	4	—		79	60	4	—		64
Net income (loss)	$347	$91	$—		$438	$616	$94	$—		$710
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) Eliminations of Financial Services' interest income earned from Industrial Activities.
(3) Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$8,934	$—	$—		$8,934	$10,730	$—	$—		$10,730
Finance, interest and other income	71	1,372	(71)	(2)	1,372	104	1,152	(77)	(2)	1,179
Total Revenues	9,005	1,372	(71)		10,306	10,834	1,152	(77)		11,909
Costs and Expenses
Cost of goods sold	6,897	—	—		6,897	8,074	—	—		8,074
Selling, general & administrative expenses	716	156	—		872	821	102	—		923
Research and development expenses	465	—	—		465	500	—	—		500
Restructuring expenses	81	1	—		82	3	—	—		3
Interest expense	149	734	(71)	(3)	812	130	542	(77)	(3)	595
Other, net	83	239	—		322	62	288	—		350
Total Costs and Expenses	8,391	1,130	(71)		9,450	9,590	932	(77)		10,445
Income of Consolidated Group before Income Taxes	614	242	—		856	1,244	220	—		1,464
Income tax expense	(130)	(42)	—		(172)	(310)	(55)	—		(365)
Equity in income of unconsolidated subsidiaries and affiliates	147	9	—		156	90	7	—		97
Net income (loss)	$631	$209	$—		$840	$1,024	$172	$—		$1,196
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)     Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)     Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	June 30, 2024					December 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,619	$383	$—		$2,002	$3,532	$790	$—		$4,322
Restricted cash	95	550	—		645	96	627	—		723
Trade receivables, net	250	4	(8)	(2)	246	136	9	(12)	(2)	133
Financing receivables, net	226	24,178	(536)	(3)	23,868	393	24,539	(683)	(3)	24,249
Financial receivables from Iveco Group N.V.	149	81	—		230	302	78	—		380
Inventories, net	5,918	33	—		5,951	5,522	23	—		5,545
Property, plant and equipment, net	1,908	1	—		1,909	1,912	1	—		1,913
Investments in unconsolidated subsidiaries and affiliates	487	128	—		615	440	123	—		563
Equipment under operating leases	34	1,320	—		1,354	39	1,378	—		1,417
Goodwill, net	3,460	139	—		3,599	3,473	141	—		3,614
Other intangible assets, net	1,224	23	—		1,247	1,266	26	—		1,292
Deferred tax assets	891	169	(118)	(4)	942	933	181	(135)	(4)	979
Derivative assets	49	97	(13)	(5)	133	48	104	(16)	(5)	136
Other assets	1,318	124	(224)	(2)	1,218	1,149	119	(183)	(2)	1,085
Total Assets	$17,628	$27,230	$(899)		$43,959	$19,241	$28,139	$(1,029)		$46,351
Liabilities and Equity
Debt	$4,463	$23,017	$(672)		$26,808	$4,433	$23,721	$(828)	(3)	$27,326
Financial payables from Iveco Group N.V.	4	56	—		60	6	140	—		146
Trade payables	2,779	140	(8)	(2)	2,911	3,424	198	(11)	(2)	3,611
Deferred tax liabilities	44	118	(118)	(4)	44	35	135	(135)	(4)	35
Pension, postretirement and other postemployment benefits	438	5	—		443	471	5	—		476
Derivative liabilities	102	89	(13)	(5)	178	116	116	(16)	(5)	216
Other liabilities	4,979	962	(88)	(2)	5,853	5,311	1,035	(39)	(2)	6,307
Total Liabilities	12,809	24,387	(899)		36,297	13,796	25,350	(1,029)		38,117
Redeemable noncontrolling interest	60	—	—		60	54	—	—		54
Equity	4,759	2,843	—		7,602	5,391	2,789	—		8,180
Total Liabilities and Equity	$17,628	$27,230	$(899)		$43,959	$19,241	$28,139	$(1,029)		$46,351
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
(5) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$631	$209	$—		$840	$1,024	$172	$—		$1,196
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	205	2	—		207	176	2	—		178
Depreciation and amortization expense of assets under operating lease	4	88	—		92	3	89	—		92
(Gain) loss from disposal of assets, net	7	—	—		7	20	—	—		20
Undistributed income of unconsolidated subsidiaries	10	(9)	(80)	(2)	(79)	(35)	(7)	(4)		(46)
Other non-cash items, net	38	92	—		130	43	35	—		78
Changes in operating assets and liabilities:
Provisions	104	1	—		105	445	—	—		445
Deferred income taxes	25	(49)	—		(24)	(179)	(9)	—		(188)
Trade and financing receivables related to sales, net	(118)	(14)	(4)	(3)	(136)	(19)	(1,367)	6	(3)	(1,380)
Inventories, net	(642)	147	—		(495)	(1,567)	188	—		(1,379)
Trade payables	(586)	(56)	4	(3)	(638)	273	(66)	(5)		202
Other assets and liabilities	(515)	(9)	—		(524)	(134)	77	(1)	(3)	(58)
Net cash provided (used) by operating activities	(837)	402	(80)		(515)	50	(886)	(4)		(840)
Cash Flows from Investing Activities
Additions to retail receivables	—	(3,861)	—		(3,861)	—	(3,576)	—		(3,576)
Collections of retail receivables	—	3,287	—		3,287	—	2,995	—		2,995
Proceeds from sale of asset, excluding assets sold under operating leases	1	—	—		1	1	—	—		1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease	(206)	—	—		(206)	(221)	(3)	—		(224)
Expenditures for assets under operating lease	(11)	(203)	—		(214)	(9)	(228)	—		(237)
Other, net	317	(252)	(1)		64	137	(422)	79		(206)
Net cash provided (used) by investing activities	101	(1,029)	(1)		(929)	(92)	(1,234)	79		(1,247)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,746	7,008	—		8,754	—	4,408	—		4,408
Payments of long-term debt	(1,752)	(6,610)	—		(8,362)	(403)	(3,082)	—		(3,485)
Net increase (decrease) in other financial liabilities	159	(136)	—		23	42	570	—		612
Dividends paid	(594)	(80)	80	(2)	(594)	(529)	(4)	4	(2)	(529)
Purchase of treasury stock and other	(641)	(1)	1		(641)	(169)	79	(79)		(169)
Net cash provided (used) by financing activities	(1,082)	181	81		(820)	(1,059)	1,971	(75)		837
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(96)	(38)	—		(134)	37	9	—		46
Net increase (decrease) in cash and cash equivalents	(1,914)	(484)	—		(2,398)	(1,064)	(140)	—		(1,204)
Cash and cash equivalents, beginning of year	3,628	1,417	—		5,045	3,960	1,169	—		5,129
Cash and cash equivalents, end of period	$1,714	$933	$—		$2,647	$2,896	$1,029	$—		$3,925
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
Cash Flow Analysis
At June 30, 2024, Cash and cash equivalents and Restricted cash were $2,647 million, a decrease of $2,398 million from $5,045 million at December 31, 2023, primarily due to operating activity cash absorption, the share buyback program, dividends paid, receivable portfolio absorption, and investments in fixed assets, partially offset by an increase in external borrowing to support working capital requirements.
At June 30, 2024, Cash and cash equivalents were $2,002 million ($4,322 million at December 31, 2023) and Restricted cash was $645 million ($723 million at December 31, 2023), respectively. Undrawn medium-term unsecured committed facilities were $4,909 million ($5,945 million at December 31, 2023). At June 30, 2024, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $7,726 million ($11,224 million at December 31, 2023). At June 30, 2024, this amount also included $170 million net financial receivables from Iveco Group ($234 million net financial receivables at December 31, 2023) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash used in operating activities in the six months ended June 30, 2024 totaled $515 million and primarily comprised the following elements:
▪$840 million net income;
▪plus $299 million in non-cash charges for depreciation and amortization ($207 million excluding equipment on operating leases);
▪plus change in provisions of $105 million;
▪less change in deferred income taxes of $24 million;
▪less change in working capital of $1,793 million.
In the six months ended June 30, 2023, net cash used in operating activities was $840 million primarily as a result of $2,615 million change in working capital and $188 million change in deferred income taxes, partially offset by $1,196 million in net income, $445 million change in provisions, $270 million in non-cash charges for depreciation and amortization, along with $78 million in Other non-cash items driven by share-based payments and write downs of assets under operating leases.
Net Cash from Investing Activities
Net cash used in investing activities was $929 million in the six months ended June 30, 2024 and was primarily due to net additions to retail receivables ($574 million), expenditures for assets under operating leases ($214 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($206 million).
Net cash used in investing activities was $1,247 million in the six months ended June 30, 2023 and was primarily due to additions to retail receivables ($581 million), expenditures for assets under operating leases ($237 million), expenditures for property, plant and equipment and intangible assets, net of assets under operating lease ($224 million), and cash paid for acquisitions/investments of third party businesses ($137 million).
Net Cash from Financing Activities
Net cash used by financing activities was $820 million in the six months ended June 30, 2024 and was primarily due to the shares buyback program and dividends paid, partially offset by $415 million increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio.

Net cash provided by financing activities was $837 million in the six months ended June 30, 2023 and was primarily due to an increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio, partially offset by the shares buyback program and dividends paid.
A summary of total debt as of June 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	June 30, 2024			December 31, 2023
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$3,865	$5,793	$9,658	$3,986	$5,170	$9,156
Asset-backed debt	—	12,350	12,350	—	11,716	11,716
Other debt	278	4,522	4,800	146	6,308	6,454
Intersegment debt	320	352	—	301	527	—
Total Debt	4,463	23,017	26,808	4,433	23,721	27,326
Financial payables to Iveco Group	4	56	60	6	140	146
Total Debt (including Financial payables to Iveco Group)	$4,467	$23,073	$26,868	$4,439	$23,861	$27,472

A summary of issued bonds outstanding as of June 30, 2024 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	696
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	107
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	535
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	642
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	54
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	535
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	54
Other Bonds:
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
CNH Industrial N.V. (2)	EUR	750	3.750%	June 11, 2031	803
Hedging effects, bond premium/discount, and unamortized issuance costs					(61)
Total Industrial Activities					$3,865
Financial Services
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital Australia Pty Ltd.	AUD	675	1.750% 5.800%	2024/2027	449
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	219
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	292
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	292
CNH Industrial Capital Argentina SA	USD	113	0.000% 7.500%	2025/2026	113
Banco CNH Industrial Capital S.A.	BRL	4,385	11.010% 12.880%	2024/2028	788
Hedging effects, bond premium/discount, and unamortized issuance costs					(60)
Total Financial Services					$5,793
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as of June 30, 2024 and December 31, 2023 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Debt are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Third party (debt)	$(26,808)	$(27,326)	$(4,143)	$(4,132)	$(22,665)	$(23,194)
Intersegment notes payable	—	—	(320)	(301)	(352)	(527)
Financial payables to Iveco Group N.V.	(60)	(146)	(4)	(6)	(56)	(140)
Total Debt(1)	(26,868)	(27,472)	(4,467)	(4,439)	(23,073)	(23,861)
Cash and cash equivalents	2,002	4,322	1,619	3,532	383	790
Restricted cash	645	723	95	96	550	627
Intersegment notes receivable	—	—	352	527	320	301
Financial receivables from Iveco Group N.V.	230	380	149	302	81	78
Other current financial assets(2)	—	—	—	—	—	—
Derivatives hedging debt	(58)	(41)	(35)	(34)	(23)	(7)
Net Cash/(Debt)(3)	$(24,049)	$(22,088)	$(2,287)	$(16)	$(21,762)	$(22,072)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $320 million and $301 million as of June 30, 2024 and December 31, 2023, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $352 million and $527 million as of June 30, 2024 and December 31, 2023, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(32) million and $(226) million as of June 30, 2024 and December 31, 2023, respectively.
Excluding positive exchange rate differences of $809 million, Net Debt at June 30, 2024 increased by $2,770 million compared to December 31, 2023, mainly reflecting a Free Cash Flow absorption from Industrial Activities of $1,069 million, the increase in portfolio receivables of Financial Services of $501 million, and the cash out of $1,235 million related to the share buyback program and dividends paid.
Available committed unsecured facilities expiring after twelve months amounted to approximately $4.9 billion at June 30, 2024 ($5.9 billion at December 31, 2023). Total committed secured facilities expiring after twelve months amounted to approximately $3.1 billion at June 30, 2024 ($3.7 billion at December 31, 2023), of which $0.4 billion was available at June 30, 2024 ($3.7 billion at December 31, 2023 was utilized).
With the liquidity position at the end of March 2024 and the demonstrated access to the financial markets, CNH believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
In April 2024, the Company terminated its five-year committed revolving credit facility dated March 18, 2019 (as amended and restated on December 10, 2021) and entered into a new five-year committed revolving credit facility for €3.25 billion, with a Company option to increase the principal amount by up to an additional €500 million on the terms set forth in the credit facility. The credit facility is due to mature in 2029 or such later date as may be extended pursuant to the two extension options of 1-year each which are available to the Company on the terms set forth in the credit facility.

The credit facility contains customary covenants (including a negative pledge, a status (or pari passu) covenant and restrictions on the incurrence of indebtedness by certain subsidiaries) and customary events of default, some of which are subject to minimum thresholds and customary mitigants (including cross acceleration provisions, failure to pay amounts due or to comply with certain provisions under the loan agreement and the occurrence of certain bankruptcy-related events) and mandatory prepayment obligations upon a change in control of the Company.

In June 2024, CNH Industrial N.V. issued Euro 750 million of 3.75% notes due June 11, 2031 with an issue price of 99.168% of their principal amount.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2024.
Material Weakness in Internal Control over Financial Reporting
In connection with the preparation of our quarterly report on Form 10-Q for the three months ended September 30, 2023 we identified a material weakness in our internal control over financial reporting, which remained as of December 31, 2023 and continues to persist as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology (IT) general controls in the areas of user access limits and segregation of duties related to multiple enterprise resource planning (ERP) applications.
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
Changes in Internal Control over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2024, the Company’s Board of Directors authorized a $500 million share buyback program under which the Company may repurchase its common shares in the open market or through privately negotiated or other transactions, including at the Company’s election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
The Company’s purchases of its common shares under the buyback programs during the three months ended June 30, 2024, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
4/1/2024 - 4/30/2024	1,460,925	11.97	452,603,509
5/1/2024 - 5/31/2024	2,837,240	11.47	420,056,117
6/1/2024 - 6/30/2024	1,000,041	10.01	410,046,169
Total	5,298,206		410,046,169
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Disclosures pursuant to Items 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.) and 8.01 (Other Events) of Form 8-K

On July 29, 2024, the Company announced a new Global Leadership Team, which is designed to deliver the Company’s strategic priorities for profitable long-term growth globally. Mr. Gerrit Marx, the Company’s Chief Executive Officer, will assume direct responsibility for the Company’s Agriculture segment. Regional Agriculture Presidents reporting to Mr. Marx are responsible for the financial performance and commercial execution of the Agriculture segment in the Company’s regions (North America, EMEA, Latin America and Asia Pacific). The Construction segment will operate as a distinct business unit with increased autonomy and will be led by Humayun Chishti. The Company also confirmed Mr. Douglas MacLeod as the President of Financial Services, reporting directly to Mr. Marx. The Company appointed Stefano Pampalone as Agriculture Chief Commercial Officer, Carlos Santiago as Chief Manufacturing Officer and Chun Woytera as Chief Quality, Customer Advocacy and Sustainability Officer. Finally, the Company announced that Mr. Fritz Eichler, Chief Technology Officer; Mr. Scott Moran, Chief Quality and Business System Officer; and Mr. Marc Kermisch, Chief Information Officer, resigned from their positions with the Company.

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

10.1*
Executive Employment Agreement with Gerrit Marx (Previously filed as Exhibit 10.1 to the the report on Form 8-K of the registrant on June 28, 2024 (File No. 001-36085) and incorporated herein by reference).

10.2*
Letter Agreement dated April 20, 2024 with Scott W. Wine (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on April 22, 2024 (File No. 001-36085) and incorporated herein by reference).

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

/s/ GERRIT MARX
Gerrit Marx
Chief Executive Officer

/s/ ODDONE INCISA
Oddone Incisa
Chief Financial Officer
August 2, 2024