Form 10-Q
period 2024-09-30
CNH Industrial N.V.
filed 2024-11-12
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At September 30, 2024, 1,248,983,000 common shares, par value €0.01 per share, of the registrant were outstanding.

Foreign private issuer status
Starting with its third quarter 2022 results, CNH Industrial N.V. ("CNH" or the "Company") began voluntarily reporting its financial results under the periodic reporting forms for U.S. domestic filers. As of June 30, 2024, CNH determined that it will no longer qualify as a foreign private issuer, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 1, 2025. As a result, effective as of January 1, 2025, the Company will no longer be eligible to use the rules designed for foreign private issuers and will be considered a U.S. domestic issuer. The Company will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. In addition, as of January 1, 2025, CNH will be required to comply with, among other things, the requirement to file proxy statements and/or information statements under U.S. proxy rules (Regulations 14A and 14C under the Exchange Act), and its officers, directors and “10% shareholders” will become subject to the beneficial ownership reporting and short-swing profit recovery requirements of Section 16 of the Exchange Act.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023
(Unaudited)

(in millions of dollars)	September 30, 2024	December 31, 2023(1)
Assets
Cash and cash equivalents	$1,801	$4,322
Restricted cash	649	723
Trade receivables, net	212	133
Financing receivables, net	24,062	24,249
Financial receivables from Iveco Group N.V.	274	380
Inventories, net	5,930	5,545
Property, plant and equipment, net	1,980	1,913
Investments in unconsolidated subsidiaries and affiliates	532	479
Equipment under operating leases	1,406	1,417
Goodwill	3,615	3,614
Other intangible assets, net	1,251	1,292
Deferred tax assets	957	979
Derivative assets	159	136
Other assets	1,205	1,085
Total Assets	$44,033	$46,267
Liabilities and Equity
Debt	$27,300	$27,326
Financial payables to Iveco Group N.V.	48	146
Trade payables	2,409	3,611
Deferred tax liabilities	36	35
Pension, postretirement and other postemployment benefits	450	476
Derivative liabilities	145	216
Other liabilities	5,876	6,307
Total Liabilities	36,264	38,117
Redeemable noncontrolling interest	57	54
Common shares, €0.01, par value; outstanding 1,248,983,000 common shares and 370,994,687 loyalty program special voting shares at 9/30/2024; and outstanding 1,290,937,585 common shares and 371,000,610 loyalty program special voting shares at 12/31/2023	25	25
Treasury stock, at cost; 115,417,196 shares at 9/30/2024 and 73,462,611 at 12/31/2023	(1,376)	(865)
Additional paid in capital	1,415	1,578
Retained earnings	10,136	9,654
Accumulated other comprehensive income (loss)	(2,557)	(2,362)
Noncontrolling interests	69	66
Total Equity	7,712	8,096
Total Liabilities and Equity	$44,033	$46,267
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars and shares, except per share amounts)	2024	2023(1)	2024	2023(1)
Revenues
Net sales	$3,997	$5,332	$12,931	$16,062
Finance, interest and other income	657	654	2,029	1,833
Total Revenues	4,654	5,986	14,960	17,895
Costs and Expenses
Cost of goods sold	3,130	4,059	10,027	12,133
Selling, general and administrative expenses	426	462	1,298	1,385
Research and development expenses	221	266	686	766
Restructuring expenses	12	5	94	8
Interest expense	378	346	1,190	941
Other, net	127	186	449	536
Total Costs and Expenses	4,294	5,324	13,744	15,769
Income (loss) of Consolidated Group before Income Taxes	360	662	1,216	2,126
Income tax expense	(75)	(171)	(247)	(536)
Equity in income of unconsolidated subsidiaries and affiliates	25	49	114	114
Net income (loss)	310	540	1,083	1,704
Net income (loss) attributable to noncontrolling interests	4	3	10	11
Net income (loss) attributable to CNH Industrial N.V.	$306	$537	$1,073	$1,693

Earnings per share attributable to common shareholders
Basic	$0.24	$0.40	$0.85	$1.27
Diluted	$0.24	$0.40	$0.85	$1.25
Weighted average shares outstanding
Basic	1,251	1,332	1,255	1,337
Diluted	1,254	1,351	1,262	1,355

Cash dividends declared per common share	$—	$—	$0.470	$0.396
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2024	2023(1)	2024	2023(1)
Net income (loss)	$310	$540	$1,083	$1,704
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	21	(33)	72	(59)
Changes in retirement plans’ funded status	1	(3)	—	(11)
Foreign currency translation	(35)	(14)	(255)	70
Share of other comprehensive income (loss) of entities using the equity method	12	(8)	(8)	(11)
Other comprehensive loss, net of tax	(1)	(58)	(191)	(11)
Comprehensive income (loss)	309	482	892	1,693
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(1)	14	10
Comprehensive income (loss) attributable to CNH Industrial N.V.	$301	$483	$878	$1,683
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2024	2023(1)
Cash Flows from Operating Activities
Net Income (loss)	$1,083	$1,704
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	315	276
Depreciation and amortization expense of assets under operating leases	139	140
(Gain) loss on disposal of assets, net	7	21
Undistributed income of unconsolidated subsidiaries	(31)	(63)
Other non-cash items, net	276	136
Changes in operating assets and liabilities:
Provisions	52	618
Deferred income taxes	(31)	(319)
Trade and financing receivables related to sales, net	482	(1,602)
Inventories, net	(256)	(1,443)
Trade payables	(1,217)	(101)
Other assets and liabilities	(543)	25
Net cash provided (used) by operating activities	276	(608)
Cash Flows from Investing Activities
Additions to retail receivables	(5,917)	(5,689)
Collections of retail receivables	4,840	4,308
Proceeds from sales of assets, excluding assets under operating leases	1	1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(330)	(401)
Expenditures for assets under operating leases	(381)	(384)
Other, net	10	123
Net cash provided (used) by investing activities	(1,777)	(2,042)
Cash Flows from Financing Activities
Proceeds from long-term debt	13,094	7,510
Payments of long-term debt	(12,209)	(6,478)
Net increase (decrease) in other financial liabilities	(592)	930
Dividends paid	(600)	(531)
Purchase of treasury stock and other	(689)	(224)
Net cash provided (used) by financing activities	(996)	1,207
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(98)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,595)	(1,444)
Cash, cash equivalents and restricted cash, beginning of year	5,045	5,129
Cash, cash equivalents and restricted cash, end of period	$2,450	$3,685

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,801	$2,979
Restricted cash	649	706
Total cash, cash equivalents and restricted cash	$2,450	$3,685
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2024
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2023	$25	$(865)	$1,578	$9,654	$(2,362)	$66	$8,096	$54
Net income (loss)	—	—	—	368	—	(3)	365	4
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	—	(49)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(581)	—	—	—	—	(581)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	173	(173)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	(3)	—	—	—	—	(3)	—
Balance March 31, 2024	25	(1,276)	1,415	10,022	(2,411)	63	7,838	57
Net income (loss)	—	—	—	399	—	—	399	5
Other comprehensive income (loss), net of tax	—	—	—	—	(141)	—	(141)	—
Dividends paid	—	—	—	(591)	—	—	(591)	(2)
Acquisition of treasury stock	—	(60)	—	—	—	—	(60)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	(1)	(1)	—	—	1	(1)	—
Balance June 30, 2024	25	(1,317)	1,401	9,830	(2,552)	64	7,451	60
Net income (loss)	—	—	—	306	—	—	306	4
Other comprehensive income (loss), net of tax	—	—	—	—	(5)	4	(1)	—
Dividends paid	—	—	—	—	—	—	—	(7)
Acquisition of treasury stock	—	(48)	—	—	—	—	(48)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	(6)	6	—	—	—	—	—
Share-based compensation expense	—	—	1	—	—	—	1	—
Other changes	—	(5)	7	—	—	1	3	—
Balance September 30, 2024	$25	$(1,376)	$1,415	$10,136	$(2,557)	$69	$7,712	$57
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49
Net income (loss)	—	—	—	467	—	—	467	4
Other comprehensive income (loss), net of tax	—	—	—	—	(26)	1	(25)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(71)	—	—	—	—	(71)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	24	—	—	—	24	—
Other changes	—	—	—	—	—	74	74	—
Balance March 31, 2023	25	(301)	1,528	8,373	(2,304)	75	7,396	52
Net income (loss)	—	—	—	689	—	—	689	4
Other comprehensive income (loss), net of tax	—	—	—	—	70	2	72	—
Dividends paid	—	—	—	(527)	—	—	(527)	(1)
Acquisition of treasury stock	—	(98)	—	—	—	—	(98)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	17	(17)	—	—	—	—	—
Share-based compensation expense	—	—	25	—	—	—	25	—
Other changes	—	—	—	—	—	(2)	(2)	—
Balance June 30, 2023	25	(382)	1,536	8,535	(2,234)	75	7,555	55
Net income (loss)	—	—	—	537	—	(2)	535	5
Other comprehensive income (loss), net of tax	—	—	—	—	(54)	(4)	(58)	—
Dividends paid	—	—	—	—	—	—	—	(2)
Acquisition of treasury stock	—	(55)	—	—	—	—	(55)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	28	—	—	—	28	—
Other changes	—	—	(1)	—	—	3	2	—
Balance September 30, 2023	$25	$(437)	$1,563	$9,072	$(2,288)	$72	$8,007	$58
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

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
The consolidated financial statements of CNH and its consolidated subsidiaries have been voluntarily prepared by the Company without audit. Although prepared on a voluntary basis, the consolidated financial statements included in the report comply in all material respects with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) governing interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including rising inflation, and geopolitical events may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
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
Business Combinations
Effective October 12, 2023, CNH closed on its purchase of Hemisphere, a global satellite navigation technology leader, for a total consideration of $181 million. The acquisition of Hemisphere consolidates our guidance and connectivity capabilities to advance CNH's in-house precision, automation and autonomy technology for the agriculture and construction industries. At December 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $111 million and $51 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed has not been finalized as of September 30, 2024. Thus, goodwill associated with the acquisition is subject to adjustment during the measurement period. Measurement period adjustments were recorded in the nine months ended September 30, 2024 which decreased goodwill by $3 million and increased other intangible assets by $6 million, offset by an increase in deferred tax liabilities and a decrease in other assets and equity. Pro forma results of operations have not been presented because the effects of the Hemisphere acquisition were not material to the Company’s consolidated results of operations. Additionally, Hemisphere's post-acquisition results were not material.
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

Measurement period adjustments were made in the second and third quarters of 2023 reducing goodwill by $3 million, primarily offset by increases in intangible assets as a result of updates of certain of the valuations. The valuation of assets acquired and liabilities assumed was finalized as of March 2024. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s consolidated results of operations. Additionally, Bennamann's post-acquisition results were not material.
On March 13, 2023, CNH purchased Augmenta Holding SAS ("Augmenta"). The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $80 million and a deferred payment of $10 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. Measurement period adjustments were recorded in the second and third quarters of 2023 reducing goodwill by $14 million primarily offset by increases in intangible assets as a result of updates of certain of the valuations. The valuation of assets acquired and liabilities assumed was finalized as of March 2024. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s consolidated results of operations. Additionally, Augmenta's post-acquisition results were not material.
Immaterial Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements as at and for the three months ended September 30, 2024, the Company identified an immaterial error related to the highly inflationary accounting for its unconsolidated subsidiary in Turkey, TürkTraktör ve Ziraat Makineleri A.S. ("TürkTraktör") in the quarterly and annual periods in fiscal 2023 and first and second quarters in fiscal 2024. The functional currency of Türkiye-based TürkTraktör is the Turkish lira, and the Türkiye economy was deemed highly inflationary in 2022. CNH has determined that its translation criteria from Turkish lira into CNH's functional currency of US Dollars resulted in an overstatement of CNH's Equity in income of Unconsolidated Subsidiaries and Affiliates by $96 million in 2023 and by $67 million in the first half of 2024. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” CNH evaluated the error and determined that the related impact was not material to its financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to its results of operations for the three months ended September 30, 2024. For comparative purposes, the Company has made these immaterial corrections to the recognition of highly inflationary impacts, as well as the related impacts to assets and retained earnings in the prior periods presented in this Form 10-Q. The impacts of the error and subsequent corrections are contained entirely within the Agriculture segment. A summary of revisions to our previously reported financial statements is presented in Note 20. We will also correct previously reported financial information for this immaterial error in the Company's future filings, as applicable.
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
Not Yet Adopted
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.
Improvements to income tax disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this guidance will have on our income tax disclosures.
Improvements to reportable segment disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will require additional segment expense disclosures when adopted in the Company’s Form 10-K for the year ended December 31, 2024 and in periodic reports thereafter.
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
3. REVENUE
The following table summarizes revenues for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Agriculture	$3,310	$4,384	$10,596	$13,201
Construction	687	948	2,335	2,861
Total Industrial Activities	3,997	5,332	12,931	16,062
Financial Services	659	653	2,031	1,805
Eliminations and other	(2)	1	(2)	28
Total Revenues	$4,654	$5,986	$14,960	$17,895
The following table disaggregates revenues by major source for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from:
Sales of goods	$3,986	$5,322	$12,895	$16,031
Rendering of services and other revenues	11	10	36	31
Revenues from sales of goods and services	3,997	5,332	12,931	16,062
Finance and interest income	519	491	1,603	1,342
Rents and other income on operating lease	138	163	426	491
Finance, interest and other income	657	654	2,029	1,833
Total Revenues	$4,654	$5,986	$14,960	$17,895
Contract liabilities recorded in Other liabilities were $66 million and $50 million at September 30, 2024 and December 31, 2023, respectively. Contract liabilities primarily relate to extended warranties. During the three and nine months ended September 30, 2024, revenues included $4 million and $13 million, respectively, relating to contract liabilities outstanding at the beginning of each period. During the three and nine months ended September 30, 2023, revenues included $3 million and $8 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $66 million (approximately $48 million at December 31, 2023). CNH expects to recognize revenue on approximately 32% and 95% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 32% and 95% as of December 31, 2023, respectively).

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

	September 30, 2024	December 31, 2023
Restricted cash	$551	$626
Financing receivables	10,812	10,365
Total Assets	$11,363	$10,991
Debt	$10,474	$10,033
Total Liabilities	$10,474	$10,033
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
A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(1)	2024	2023(1)
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial N.V.	$306	$537	$1,073	$1,693
Weighted average common shares outstanding—basic	1,251	1,332	1,255	1,337
Basic earnings (loss) per share	$0.24	$0.40	$0.85	$1.27
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,251	1,332	1,255	1,337
Dilutive effect of stock compensation plans (2)	3	19	7	18
Weighted average common shares outstanding—diluted	1,254	1,351	1,262	1,355
Diluted earnings (loss) per share	$0.24	$0.40	$0.85	$1.25
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) For the three and nine months ended September 30, 2024, 118,000 and 26,000 shares, respectively, were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the three and nine months ended September 30, 2023, no shares were excluded from the computation of diluted earnings per share as all shares were dilutive.

6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH’s defined benefit pension plans and postretirement health and life insurance plans for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$2	$3	$1	$1	$2	$2
Interest cost	13	14	2	3	1	1
Expected return on assets	(13)	(12)	(2)	(2)	—	—
Amortization of:
Prior service credit	—	—	(7)	(9)	—	—
Actuarial loss (gain)	6	4	1	—	—	(1)
Net periodic benefit cost	$8	$9	$(5)	$(7)	$3	$2

	Pension		Healthcare		Other
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$7	$7	$2	$2	$4	$4
Interest cost	39	41	6	7	3	3
Expected return on assets	(40)	(34)	(3)	(3)	—	—
Amortization of:
Prior service credit	—	—	(19)	(27)	—	—
Actuarial loss (gain)	17	13	1	—	(1)	(1)
Net periodic benefit cost	$23	$27	$(13)	$(21)	$6	$6
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $100 million. This amount will be amortized from other comprehensive income to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and nine months ended September 30, 2024 and 2023, $6 million and $18 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
7. INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 and 2023 was 20.8% and 25.8%, respectively. The reduction in the 2024 effective tax rate was due to the impact of the company's income mix, including the existence of credits and other permanent benefits, as well as by discrete items, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina and the one-time impact of a patent box tax deduction in the UK.
The effective tax rate for the nine months ended September 30, 2024 and 2023 was 20.3% and 25.2%. respectively. The reduction in the 2024 effective tax rate was due to the impact of discrete items, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina. The 2023 effective tax rate was reduced by the tax benefits related to the sale of CNH Industrial Russia, although these benefits were partially offset by discrete tax expenses associated with prior periods.
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

The following table includes the reconciliation of Adjusted EBIT for Industrial Activities segments to net income, the most comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(1)	2024	2023(1)
Agriculture	$336	$642	$1,226	$2,001
Construction	40	60	151	176
Unallocated items, eliminations, and other	(40)	(75)	(167)	(205)
Financial Services Net Income	78	86	287	258
Financial Services Income Taxes	13	34	55	89
Interest expense of Industrial Activities, net of interest income and eliminations	(36)	(10)	(114)	(36)
Foreign exchange (gains) losses, net of Industrial Activities	(8)	(21)	(12)	(27)
Finance and non-service component of Pension and other post-employment benefit costs of Industrial Activities(2)	—	—	(2)	2
Restructuring expenses of Industrial Activities	(12)	(5)	(93)	(8)
Other discrete items of Industrial Activities(3)	14	—	(1)	(10)
Income (loss) before taxes	385	711	1,330	2,240
Income tax benefit (expense)	(75)	(171)	(247)	(536)
Net Income (loss)	$310	$540	$1,083	$1,704
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) In the three and nine months ended September 30, 2024 and 2023, this item includes the pre-tax gain of $6 million and $18 million, respectively, as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(3) In the three months ended September 30, 2024 this item includes a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary. The nine months ended September 30, 2024 includes loss of $15 million on the sale of certain non-core product lines and a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary. In the three months ended September 30, 2023 this item did not include any discrete items. The nine months ended September 30, 2023 included a $23 million loss on the sale of CNH Industrial Russia, partially offset by a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann.
9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of September 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	September 30, 2024	December 31, 2023
Retail	$14,368	$13,868
Wholesale	9,657	10,334
Other	37	47
Total	$24,062	$24,249
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free"

period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three months ended September 30, 2024 and 2023 relating to the termination of dealer contracts.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At September 30, 2024 and December 31, 2023, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	September 30, 2024	December 31, 2023
Retail	$8,533	$7,707
Wholesale	5,945	6,381
Total	$14,478	$14,088

Allowance for Credit Losses
Allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 is as follows (in millions of dollars):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Retail	Wholesale	Retail	Wholesale
Opening Balance	$322	$51	$310	$53
Provision	83	(2)	173	—
Charge-offs	(14)	(5)	(67)	(6)
Recoveries	5	3	6	3
Foreign currency translation and other	4	2	(22)	(1)
Ending Balance	$400	$49	$400	$49

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Retail	Wholesale	Retail	Wholesale
Opening Balance	$280	$60	$270	$64
Provision	31	(3)	67	(6)
Charge-offs	(4)	(1)	(25)	(1)
Recoveries	—	—	1	—
Foreign currency translation and other	(6)	—	(12)	(1)
Ending Balance	$301	$56	$301	$56
At September 30, 2024, the allowance for credit losses included an increase in retail reserves due to specific reserve needs mainly in South America due to Brazilian market conditions, primarily related to current crop prices, flooding and drought events. At September 30, 2023, the allowance for credit losses included an increase in reserves due to specific reserve needs primarily in South America, partially offset by a decrease in reserves of $15 million due to the sale of CNH Capital Russia. CNH will update the macroeconomic factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months and nine months ended September 30, 2024.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/nonperforming information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge offs by vintage as of September 30, 2024 is as follows (in millions of dollars, net of allowance for credit losses):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2024					$3,326	$4	$3,330	$3
2023					2,582	8	2,590	8
2022					1,653	4	1,657	5
2021					929	2	931	4
2020					335	1	336	2
Prior to 2020					107	1	108	2
Total	63	—	63	8,869	8,932	20	8,952	24
South America
2024					1,165	4	1,169	—
2023					1,432	46	1,478	2
2022					616	49	665	21
2021					354	15	369	11
2020					158	6	164	3
Prior to 2020					79	3	82	3
Total	49	1	50	3,754	3,804	123	3,927	40
Asia Pacific
2024					434	—	434	—
2023					478	1	479	—
2022					333	1	334	1
2021					162	—	162	1
2020					55	—	55	1
Prior to 2020					6	—	6	—
Total	5	5	10	1,458	1,468	2	1,470	3
Europe, Middle East, Africa	—	—	—	10	10	9	19	—
Total Retail	$117	$6	$123	$14,091	$14,214	$154	$14,368	$67
Wholesale
North America	$—	$—	$—	$5,661	$5,661	$23	$5,684	$—
South America	—	—	—	870	870	1	871	—
Asia Pacific	2	3	5	989	994	—	994	1
Europe, Middle East, Africa	11	4	15	2,093	2,108	—	2,108	5
Total Wholesale	$13	$7	$20	$9,613	$9,633	$24	$9,657	$6

The aging of financing receivables and charge offs by vintage as of December 31, 2023 is as follows (in millions of dollars, net of allowance for credit losses):

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
Troubled Debt Restructurings
A restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. TDR's typically result in payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral based lender, CNH has recourse to the financed assets on default. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings.
As of September 30, 2024 and 2023, CNH's retail and wholesale TDRs were immaterial.
Given conditions in the Brazilian market, primarily related to current crop prices, flooding and drought events, CNH has been offering payment refinancing to South American customers, that it does not consider to be in financial difficulty. Customers are required to make partial payments on refinanced installments and CNH considers such modifications when provisioning for credit losses. As of September 30, 2024, $103 million of installments were refinanced relating to $393 million of retail Agricultural receivables in South America.
10. INVENTORIES
Inventories as of September 30, 2024 and December 31, 2023 consist of the following (in millions of dollars):

	September 30, 2024	December 31, 2023
Raw materials	$1,697	$1,891
Work-in-process	490	443
Finished goods	3,743	3,211
Total inventories	$5,930	$5,545
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expenses of $1 million and $1 million in the three months ended September 30, 2024 and 2023, respectively, and $4 million and $4 million in the nine months ended September 30, 2024 and 2023.
The Company incurred operating lease expenses of $27 million and $25 million in the three months ended September 30, 2024 and 2023, respectively, and $78 million and $64 million in the nine months ended September 30, 2024 and 2023.
At September 30, 2024, the Company has recorded approximately $295 million of right-of-use assets and $302 million of related lease liability included in Other assets and Other liabilities, respectively. At September 30, 2024, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.2 years and 4.6%, respectively. At September 30, 2023, the Company has recorded approximately $237 million of right-of-use assets and $241 million of related lease liability included in Other assets and Other liabilities, respectively. At September 30, 2023, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.3 years and 4.3%, respectively.
During the nine months ended September 30, 2024 and 2023, leased assets obtained in exchange for operating lease obligations were $66 million and $77 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $75 million and $61 million as of September 30, 2024 and 2023, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.
12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of September 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	September 30, 2024	December 31, 2023(1)
Equity method	$444	$425
Other investments, at carrying value	88	54
Total	$532	$479
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at January 1, 2024	$3,426	$47	$141	$3,614
Foreign currency translation and other	1	1	(1)	1
Balance at September 30, 2024	$3,427	$48	$140	$3,615
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
The acquisition of Hemisphere during the fourth quarter of 2023 led to an increase in goodwill for Agriculture of $111 million. Goodwill related to the acquisition was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. During the first and second quarters of 2024 measurement period adjustments were recorded which decreased goodwill by $3 million. The valuation of assets and liabilities assumed was not finalized as of September 30, 2024. Thus, goodwill associated with this acquisition is subject to adjustment during the measurement period.
The first quarter 2023 acquisitions of Augmenta and Bennamann resulted in an increase in goodwill, post all measurement period adjustments, for Agriculture of $62 million and $115 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The valuation of assets acquired and liabilities assumed was finalized as of March 2024.
As of September 30, 2024 and December 31, 2023, the Company’s other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		September 30, 2024			December 31, 2023
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$219	$202	$17	$246	$223	$23
Patents, concessions, licenses and other	5-25	944	566	378	928	523	405
Capitalized software	2-5	1,190	918	272	1,070	810	260
		2,353	1,686	667	2,244	1,556	688
Other intangible assets not subject to amortization:
In-process research and development		215	—	215	213	—	213
Software in-progress		96	—	96	119	—	119
Trademarks		273	—	273	272	—	272
Total other intangible assets		$2,937	$1,686	$1,251	$2,848	$1,556	$1,292
During the fourth quarter of 2023, the Company recorded $51 million in intangible assets based on the preliminary valuation for Hemisphere. During the first and second quarters of 2024, a measurement period adjustment was recorded which increased intangible assets by $6 million. The valuation of assets acquired and liabilities assumed has not been finalized as of September 30, 2024. Thus, intangibles associated with the acquisition is subject to adjustment during the measurement period.
During the first quarter of 2023, the acquisition of Augmenta and Bennamann resulted in an increase in intangible assets, post all measurement period adjustments, of $47 million and $51 million, respectively. The valuation of assets acquired and liabilities assumed was finalized as of March 2024.

CNH recorded amortization expense of $48 million and $43 million for the three months ended September 30, 2024 and 2023, respectively, and $139 million and $119 million for the nine months ended September 30, 2024 and 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, $112 million and $148 million of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions as it relates to the SCF program. These balances are included within “Accounts payable” in our consolidated balance sheets and are reflected as cash flows from operating activities in our consolidated statements of cash flows when settled.
15. OTHER LIABILITIES
A summary of "Other liabilities" as of September 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	September 30, 2024	December 31, 2023
Warranty and campaign programs	$637	$610
Marketing and sales incentive programs	2,408	2,409
Tax payables	254	704
Accrued expenses and deferred income	954	946
Accrued employee benefits	443	524
Lease liabilities	302	300
Legal reserves and other provisions	391	342
Contract reserve	21	24
Contract liabilities	66	50
Restructuring reserve	33	43
Other	367	355
Total	$5,876	$6,307
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of recorded activity for the three and nine months ended September 30, 2024 and 2023, for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$637	$588	$610	$544
Current year additions	130	131	455	396
Claims paid	(143)	(143)	(423)	(370)
Currency translation adjustment and other	13	(10)	(5)	(4)
Balance, end of period	$637	$566	$637	$566
Restructuring Expenses
The Company incurred restructuring expenses of $12 million and $5 million during the three months ended September 30, 2024 and 2023, respectively, and $94 million and $8 million during the nine months ended September 30, 2024 and 2023, primarily due to employee separation costs. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $124 million from launch to September 30, 2024 under this program.

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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of September 30, 2024 and December 31, 2023, environmental reserves of approximately $22 million and $20 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
SEC Subpoenas: The Company has been responding to subpoenas issued by the Securities and Exchange Commission requesting information and documents relating to our revenue recognition and sales practices. The Company is cooperating with the SEC’s inquiry and continues to provide responsive documents and information. The Company is unable to predict with certainty what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of these requests.
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees on non-consolidated affiliates as of September 30, 2024 and December 31, 2023 totaling of $33 million and $37 million, respectively.
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
All of CNH’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s foreign exchange derivatives was $7.3 billion and $6.1 billion at September 30, 2024 and December 31, 2023, respectively.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and nine months ended September 30, 2024 and 2023.
All of CNH’s interest rate derivatives outstanding as of September 30, 2024 and December 31, 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s interest rate derivatives was approximately $9.2 billion and $9.0 billion at September 30, 2024 and December 31, 2023, respectively.

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
Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2024
Foreign exchange contracts	$16
		Net sales	(2)
		Cost of goods sold	(8)
		Other, net	(8)
Interest rate contracts	(13)	Interest expense	(8)
Total	$3		$(26)
2023
Foreign exchange contracts	$(33)
		Net sales	(3)
		Cost of goods sold	13
		Other, net	(15)
Interest rate contracts	(12)	Interest expense	2
Total	$(45)		$(3)

		Recognized in Net Income
For the Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2024
Foreign exchange contracts	$(3)
		Net sales	(5)
		Cost of goods sold	(26)
		Other, net	(11)
Interest rate contracts	45	Interest expense	(20)
Total	$42		$(62)
2023
Foreign exchange contracts	$(44)
		Net sales	(7)
		Cost of goods sold	(19)
		Other, net	10
Interest rate contracts	(46)	Interest expense	10
Total	$(90)		$(6)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	42	(30)	12
Net losses reclassified from accumulated other comprehensive income into income	62	(2)	60
Accumulated derivative net losses as of September 30, 2024	$85	$(23)	$62

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(90)	30	(60)
Net losses reclassified from accumulated other comprehensive income into income	6	(3)	3
Accumulated derivative net losses as of September 30, 2023	$(13)	$—	$(13)
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the nine months ended September 30, 2024 and 2023 (in millions of dollars):

		For the Three Months Ended September 30,
	Classification of Gain (Loss)	2024	2023
Fair Value Hedges
Interest rate derivatives	Interest expense	$56	$(3)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(10)	$(10)

		For the Nine Months Ended September 30,
	Classification of Gain (Loss)	2024	2023
Fair Value Hedges
Interest rate derivatives	Interest expense	$53	$(2)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(54)	$(44)

The fair values of CNH’s derivatives as of September 30, 2024 and December 31, 2023 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	September 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$42	Derivative assets	$31
Interest rate contracts	Derivative assets	91	Derivative assets	60
Total derivative assets		$133		$91
Foreign currency contracts	Derivative liabilities	$42	Derivative liabilities	$49
Interest rate contracts	Derivative liabilities	63	Derivative liabilities	117
Total derivative liabilities		$105		$166

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$14	Derivative assets	$14
Interest rate contracts	Derivative assets	12	Derivative assets	31
Total derivative assets		$26		$45
Foreign currency contracts	Derivative liabilities	$27	Derivative liabilities	$20
Interest rate contracts	Derivative liabilities	13	Derivative liabilities	30
Total derivative liabilities		$40		$50
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in millions of dollars):

	Level 1		Level 2		Total
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets
Foreign exchange derivatives	$—	$—	$56	$46	$56	$46
Interest rate derivatives	—	—	103	90	103	90
Total Assets	$—	$—	$159	$136	$159	$136
Liabilities
Foreign exchange derivatives	$—	$—	$69	$69	$69	$69
Interest rate derivatives	—	—	76	147	76	147
Total Liabilities	$—	$—	$145	$216	$145	$216
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of September 30, 2024, and December 31, 2023, were as follows (in millions of dollars):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$24,062	$23,902	$24,249	$24,129
Debt	$27,300	$27,787	$27,326	$27,624

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
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest. For more information on derivative instruments, see “Note 17: Financial Instruments”. For more information on pensions and retirement benefit obligations, see “Note 6: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in millions of dollars):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$29	$(8)	$21	$104	$(32)	$72
Changes in retirement plans’ funded status	—	1	1	(2)	2	—
Foreign currency translation	(35)	—	(35)	(255)	—	(255)
Share of other comprehensive income (loss) of entities using the equity method	12	—	12	(8)	—	(8)
Other comprehensive income (loss)	$6	$(7)	$(1)	$(161)	$(30)	$(191)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(42)	$9	$(33)	$(84)	$25	$(59)
Changes in retirement plans’ funded status	(5)	2	(3)	(16)	5	(11)
Foreign currency translation	(14)	—	(14)	70	—	70
Share of other comprehensive income (loss) of entities using the equity method(1)	(8)	—	(8)	(11)	—	(11)
Other comprehensive income (loss)	$(69)	$11	$(58)	$(41)	$30	$(11)
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.

The changes, net of tax, in each component of accumulated other comprehensive income (loss) in the nine months ended September 30, 2024 and 2023 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance January 1, 2024	$(10)	$(351)	$(1,763)	$(238)	$(2,362)
Other comprehensive income (loss), before reclassifications	12	—	(259)	(8)	(255)
Amounts reclassified from other comprehensive income	60	—	—	—	60
Other comprehensive income (loss)*	72	—	(259)	(8)	(195)
Balance September 30, 2024	$62	$(351)	$(2,022)	$(246)	$(2,557)

Balance January 1, 2023	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications(1)	(62)	(1)	71	(11)	(3)
Amounts reclassified from other comprehensive income	3	(10)	—	—	(7)
Other comprehensive income (loss)*	(59)	(11)	71	(11)	(10)
Balance September 30, 2023	$(13)	$(296)	$(1,729)	$(250)	$(2,288)
(*)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of $4 and $(1) million for the nine months ended September 30, 2024 and 2023, respectively.
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three and nine months ended September 30, 2024 and 2023 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)				Consolidated Statement of Operations Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges	$2	$3	$5	$7	Net sales
	8	(13)	26	19	Cost of goods sold
	8	15	11	(10)	Other, net
	8	(2)	20	(10)	Interest expense
	—	—	(2)	(3)	Income taxes
	26	3	60	3
Change in retirement plans’ funded status:
Amortization of actuarial losses	7	3	17	12	*
Amortization of prior service cost	(7)	(9)	(19)	(27)	*
	1	3	2	5	Income taxes
	1	(3)	—	(10)
Total reclassifications, net of tax	$27	$—	$60	$(7)
(*) These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
19. RELATED PARTY INFORMATION
As of September 30, 2024, CNH’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., Ferrari N.V. and Iveco Group N.V., which effective January 1,

2022 separated from CNH by way of a demerger under Dutch law and became a public listed company independent from CNH.
As of September 30, 2024, EXOR N.V. held 45.3% of CNH’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of September 30, 2024. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company’s Audit Committee reviews and, if appropriate, approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company. As of September 30, 2024 and December 31, 2023, among other things, EXOR N.V. managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the nine months ended September 30, 2024 and 2023.
Transactions with Iveco Group post-Demerger
CNH and Iveco Group post-Demerger entered into transactions consisting of the sale of engines from Iveco Group to CNH. Additionally, concurrent with the Demerger, the Companies entered into services contracts in relation to general administrative and specific technical matters, provided by either CNH to Iveco Group and vice versa as follows:
Master Service Agreements: CNH and Iveco Group entered into a two-year Master Services Agreement (“MSA”) starting in 2022, with a two-year extension implemented, whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services.
Engine Supply Agreement: in relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement (“ESA”), whereby Iveco Group will sell to CNH post-Demerger diesel, CNG and LNG engines and provide post-sale services.
Financial Service Agreement: in relation to certain financial services activities carried out by either CNH to Iveco Group or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement (“FS MSA”) starting in 2022, with a three-year extension implemented, whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers.
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$31	$68	$102	$125
Purchases	$168	$274	$598	$808

	September 30, 2024	December 31, 2023
Trade receivables	$17	$25
Financial receivables from Iveco Group N.V.	$274	$380
Trade payables	$129	$335
Financial payables to Iveco Group N.V.	$48	$146

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
The following table sets forth the related party transactions entered into for the time period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$111	$137	$399	$430
Purchases	$88	$171	$347	$497

	September 30, 2024	December 31, 2023
Trade receivables	$4	$2
Trade payables	$55	$54
At September 30, 2024 and December 31, 2023, CNH had provided guarantees totaling $33 million and $37 million, respectively, on certain commitments of its unconsolidated affiliate CNH Industrial Capital Europe S.a.S.
20. IMMATERIAL REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
In the three months ended September 30, 2024, the Company corrected the accounting treatment for highly inflationary accounting related to its unconsolidated subsidiary in Turkey, TürkTraktör ve Ziraat Makineleri A.S. Refer to Note 1 for additional information. While the prior period amounts have been revised, as set forth below for comparability, the impact of the correction in these prior periods is not material to the consolidated financial statements of the Company in any of the impacted periods.
The prior period impacts to the Company’s Consolidated Statements of Operations were as shown below. In addition, Net income (loss) attributable to CNH Industrial N.V. decreased $33 million from $401 million to $368 million for the three months ended March 31, 2024 and decreased $34 million from $433 million to $399 million for the three months ended June 30, 2024.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions of dollars and shares, except per share amounts)	Previously Reported	Revision Impacts	As Revised	Previously Reported	Revision Impacts	As Revised
Income (loss) of Consolidated Group before Income Taxes	$662	$—	$662	$2,126	$—	$2,126
Income tax expense	(171)	—	(171)	(536)	—	(536)
Equity in income of unconsolidated subsidiaries and affiliates	79	(30)	49	176	(62)	114
Net income (loss)	570	(30)	540	1,766	(62)	1,704
Net income (loss) attributable to noncontrolling interests	3	—	3	11	—	11
Net income (loss) attributable to CNH Industrial N.V.	$567	$(30)	$537	$1,755	$(62)	$1,693

Earnings per share attributable to common shareholders
Basic	$0.43	$(0.03)	$0.40	$1.31	$(0.04)	$1.27
Diluted	$0.42	$(0.02)	$0.40	$1.30	$(0.05)	$1.25
Weighted average shares outstanding
Basic	1,332	—	1,332	1,337	—	1,337
Diluted	1,351	—	1,351	1,355	—	1,355

The prior period impacts to the Company's Consolidated Statements of Comprehensive income were as shown below.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions of dollars)	Previously Reported	Revision Impacts	As Revised	Previously Reported	Revision Impacts	As Revised
Net income (loss)	$570	$(30)	$540	$1,766	$(62)	$1,704
Other comprehensive income (loss), net of tax
Share of other comprehensive income (loss) of entities using the equity method	(8)	—	(8)	(23)	12	(11)
Other comprehensive loss, net of tax	(58)	—	(58)	(23)	12	(11)
Comprehensive income (loss)	512	(30)	482	1,743	(50)	1,693
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(1)	10	—	10
Comprehensive income (loss) attributable to CNH Industrial N.V.	$513	$(30)	$483	$1,733	$(50)	$1,683
The prior period impacts to the Company's Consolidated Balance Sheet were as shown below.

	December 31, 2023
(in millions of dollars)	Previously Reported	Revision Impacts	As Revised
Assets
Investments in unconsolidated subsidiaries and affiliates	563	(84)	479
Total Assets	$46,351	$(84)	$46,267
Liabilities and Equity
Total Liabilities	38,117	—	38,117
Redeemable equity	54	—	54
Retained earnings	9,750	(96)	9,654
Accumulated other comprehensive income (loss)	(2,374)	12	(2,362)
Total Equity	8,180	(84)	8,096
Total Liabilities and Equity	$46,351	$(84)	$46,267
The prior period impacts to the Company's Consolidated Statement of Cash Flows were as follows:

	Nine Months Ended September 30, 2023
(in millions of dollars)	Previously Reported	Revision Impacts	As Revised
Cash Flows from Operating Activities
Net Income (loss)	$1,766	$(62)	$1,704
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Undistributed income of unconsolidated subsidiaries	(125)	62	(63)
Net cash provided (used) by operating activities	(608)	—	(608)
21. SUBSEQUENT EVENTS
On October 10, 2024, CNH Industrial Capital Canada Ltd. completed its notes offering of CAD300 million in aggregate principal amount of 4.000% notes due April 11, 2028, with an issue price of 99.964%.
On October 9, 2024, CNH Industrial Capital LLC completed its notes offering of $500 million in aggregate principal amount of 4.500% notes due 2027, with an issue price of 99.809%.

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
Global Business Conditions
In combination with the downturn in our industry cycle, lower commodity prices, changes in government policies, higher interest rates and repercussions from geopolitical events, the global economy continues to experience events affecting our suppliers, customers and business operations. As a consequence of the industry downturn, and the resulting increase in dealer inventories of our products, the Company expects production volumes to decline for the rest of 2024 due to lower demand. Given these conditions, we expect manufacturing inefficiencies and lower fixed cost absorption.
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company’s Form 10-K for the year ended December 31, 2023 and Part II, Item 1A: Risk Factors within this Form 10-Q.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Consolidated Results of Operations

	Three Months Ended September 30,
(in millions of dollars)	2024	2023(1)
Revenues
Net sales	$3,997	$5,332
Finance, interest and other income	657	654
Total Revenues	4,654	5,986
Costs and Expenses
Cost of goods sold	3,130	4,059
Selling, general and administrative expenses	426	462
Research and development expenses	221	266
Restructuring expenses	12	5
Interest expense	378	346
Other, net	127	186
Total Costs and Expenses	4,294	5,324
Income of Consolidated Group before Income Taxes	360	662
Income tax expense	(75)	(171)
Equity in income of unconsolidated subsidiaries and affiliates	25	49
Net income (loss)	310	540
Net income (loss) attributable to noncontrolling interests	4	3
Net income (loss) attributable to CNH Industrial N.V.	$306	$537
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Revenues
We recorded revenues of $4,654 million for the three months ended September 30, 2024, a decline of 22.3% (down 20.9% on a constant currency basis) compared to the three months ended September 30, 2023. Net sales were $3,997 million in the three months ended September 30, 2024, a decrease of 25.0% (down 24.0% on a constant currency basis) compared to the three months ended September 30, 2023. This decline was primarily due to lower shipment volumes on decreased industry demand and reduced dealer inventory requirements.

Cost of Goods Sold
Cost of goods sold was $3,130 million for the three months ended September 30, 2024 compared with $4,059 million for the three months ended September 30, 2023. As a percentage of net sales of Industrial Activities, cost of goods sold was 78.3% in the three months ended September 30, 2024 (76.1% for the three months ended September 30, 2023), which was impacted by lower production volume and unfavorable mix, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $426 million for the three months ended September 30, 2024 (9.2% of total revenues), down $36 million compared to the three months ended September 30, 2023 (7.7% of total revenues). Total expenses were lower primarily due to a decrease in labor costs, driven by the Company's restructuring program, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $221 million and $266 million for the three months ended September 30, 2024 and 2023, respectively.
Restructuring Expenses
Restructuring expenses were $12 million and $5 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $124 million from launch to September 30, 2024 under this program which is substantially complete.
Interest Expense
Interest expense was $378 million for the three months ended September 30, 2024 compared to $346 million for the three months ended September 30, 2023. The interest expense attributable to Industrial Activities for the three months ended September 30, 2024, net of interest income and eliminations, was $36 million, compared to $10 million in the three months ended September 30, 2023.
Other, net
Other, net expenses were $127 million for the three months ended September 30, 2024 and included a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary and a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $186 million for the three months ended September 30, 2023 and included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Income Taxes

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023(1)
Income of Consolidated Group before Income Taxes	$360	$662
Income tax (expense) benefit	$(75)	$(171)
Effective tax rate	20.8%	25.8%
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Income tax expense for the three months ended September 30, 2024 was $75 million compared to $171 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 and 2023 was 20.8% and 25.8%, respectively. The reduction in the 2024 effective tax rate was due to the impact of the company's income mix, including the existence of credits and other permanent benefits, as well as by discrete items, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina and the one-time impact of a patent box tax deduction in the UK.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $25 million and $49 million for the three months ended September 30, 2024 and 2023, respectively.

Net Income
Net income was $310 million for the three months ended September 30, 2024, compared to net income of $540 million for the three months ended September 30, 2023. Net income for the three months ended September 30, 2024 included a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary and a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, partially offset by restructuring expenses of $12 million.
Net income for the three months ended September 30, 2023 included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, partially offset by restructuring expenses of $5 million.
Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023	% Change	% Change Excl. FX
Revenues:
Agriculture	$3,310	$4,384	(24.5)%	(23.6)%
Construction	687	948	(27.5)%	(26.0)%
Eliminations and other	—	—
Total Net sales of Industrial Activities	3,997	5,332	(25.0)%	(24.0)%
Financial Services	659	653	0.9%	4.6%
Eliminations and other	(2)	1
Total Revenues	$4,654	$5,986	(22.3)%	(20.9)%

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023(1)	$ Change	2024 Adj EBIT Margin	2023 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$336	$642	$(306)	10.2%	14.6%
Construction	40	60	(20)	5.8%	6.3%
Unallocated items, eliminations and other	(40)	(75)	35
Total Adjusted EBIT of Industrial Activities	$336	$627	$(291)	8.4%	11.8%
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Net sales of Industrial Activities were $3,997 million during the three months ended September 30, 2024, a decrease of 25.0% compared to the three months ended September 30, 2023 (down 24.0% on a constant currency basis). This decline was primarily due to lower shipment volumes on decreased industry demand, reduced dealer inventory unit requirements across all regions and unfavorable net price realization due to enhanced retail actions.

Adjusted EBIT of Industrial Activities was $336 million during the three months ended September 30, 2024, compared to an adjusted EBIT of $627 million during the three months ended September 30, 2023. The decline was primarily due to lower industry volumes; partially offset by improved purchasing and manufacturing costs, and a continued reduction in SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

Agriculture Sales—by geographic region

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$1,402	$1,807	(22.4)%
Europe, Middle East and Africa	905	1,202	(24.7)%
South America	582	830	(29.9)%
Asia Pacific	421	545	(22.8)%
Total	$3,310	$4,384	(24.5)%
Agriculture's net sales totaled $3,310 million in the three months ended September 30, 2024, a decrease of 24.5% compared to the three months ended September 30, 2023 (down 23.6% on a constant currency basis) This decline was primarily due to lower shipment volumes on decreased industry demand, dealer inventory unit requirements across all regions and unfavorable net price realization due to enhanced retail actions.
In North America, industry volume was down 18% year-over-year in the third quarter for tractors under 140 HP and was down 17% for tractors over 140 HP; combines were down 29%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 20% and 50%, respectively. South America tractor and combine demand was down 12% and 32%, respectively, continuing the negative trend of previous quarters. Asia Pacific tractor demand was up 1%, while combine demand was down 33%.
Adjusted EBIT
Adjusted EBIT was $336 million in the three months ended September 30, 2024, compared to $642 million in the three months ended September 30, 2023. The decrease was driven by the lower industry volumes; partially offset by improved purchasing and manufacturing costs, and a continued reduction in SG&A expenses. R&D investments accounted for 6.0% of sales (5.5% in the three months ended September 30, 2023). Adjusted EBIT margin was 10.2% (14.6% in the three months ended September 30, 2023).
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:
Construction Sales—by geographic region

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$358	$544	(34.2)%
Europe, Middle East and Africa	151	200	(24.5)%
South America	136	147	(7.5)%
Asia Pacific	42	57	(26.3)%
Total	$687	$948	(27.5)%
Construction's net sales totaled $687 million in the three months ended September 30, 2024, a decline of 27.5% compared to the three months ended September 30, 2023 (down 26.0% on a constant currency basis), due to lower volumes driven mainly by a decrease in market demand across all regions.
Global industry volume for construction equipment increased 1% year-over-year in the third quarter for Heavy construction equipment; Light construction equipment was down 9%. Aggregated demand decreased 16% in EMEA and 7% in North America, but increased 11% in South America and 3% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $40 million in the three months ended September 30, 2024, compared to $60 million in the three months ended September 30, 2023 as a result of lower volumes and unfavorable net price realization; partially offset by improved product costs, better plant efficiencies and lower SG&A expenses. Adjusted EBIT margin was 5.8% (6.3% in the three months ended September 30, 2023).

Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $659 million in the three months ended September 30, 2024, up 0.9% compared to the three months ended September 30, 2023 (up 4.6% on a constant currency basis), due to favorable volumes in all regions except EMEA and higher yields in North America; partially offset by decreased yields in South America due to product mix, and lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income of Financial Services was $78 million in the three months ended September 30, 2024, a decrease of $8 million compared to the three months ended September 30, 2023, primarily due to increased risk costs driven by higher delinquencies in South America, partially offset by higher volumes and interest margin improvements in most regions.
In the three months ended September 30, 2024, retail loan originations, including unconsolidated joint ventures, were $2.8 billion, down $0.2 billion compared to 2023 (down $0.2 billion on a constant currency basis.) The managed portfolio (including unconsolidated joint ventures) was $29.0 billion as of September 30, 2024 (of which retail was 67% and wholesale was 33%), up $2.2 billion compared to September 30, 2023 (up $2.2 billion on a constant currency basis).
At September 30, 2024, the receivables balance greater than 30 days past due as a percentage of receivables was down sequentially to 2.2%, however was elevated from prior year (1.6% as of September 30, 2023) due to economic and environmental factors, specifically in South America.
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Three Months Ended September 30,
(in millions of dollars)	2024	2023(1)
Agriculture	$336	$642
Construction	40	60
Unallocated items, eliminations and other	(40)	(75)
Total Adjusted EBIT of Industrial Activities	336	627
Financial Services Net income (loss)	78	86
Financial Services Income Taxes	13	34
Interest expense of Industrial Activities, net of interest income and eliminations	(36)	(10)
Foreign exchange gains (losses), net of Industrial Activities	(8)	(21)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(2)	—	—
Restructuring expense of Industrial Activities	(12)	(5)
Other discrete items(3)	14	—
Income (loss) before taxes	385	711
Income tax (expense) benefit	(75)	(171)
Net income (loss)	$310	$540
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) In the three months ended September 30, 2024 and 2023, this item includes the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(3) In the three months ended September 30, 2024, this item includes a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary. In the three months ended September 30, 2023, this item did not include any discrete items.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Consolidated Results of Operations

	Nine Months Ended September 30,
(in millions of dollars)	2024(1)	2023(1)
Revenues
Net sales	$12,931	$16,062
Finance, interest and other income	2,029	1,833
Total Revenues	14,960	17,895
Costs and Expenses
Cost of goods sold	10,027	12,133
Selling, general and administrative expenses	1,298	1,385
Research and development expenses	686	766
Restructuring expenses	94	8
Interest expense	1,190	941
Other, net	449	536
Total Costs and Expenses	13,744	15,769
Income of Consolidated Group before Income Taxes	1,216	2,126
Income tax expense	(247)	(536)
Equity in income of unconsolidated subsidiaries and affiliates	114	114
Net income (loss)	1,083	1,704
Net income (loss) attributable to noncontrolling interests	10	11
Net income (loss) attributable to CNH Industrial N.V.	$1,073	$1,693
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Revenues
We recorded revenues of $14,960 million for the nine months ended September 30, 2024, a decline of 16.4% (down 15.8% on a constant currency basis) compared to the nine months ended September 30, 2023. Net sales were $12,931 million in the nine months ended September 30, 2024, a decline of 19.5% (down 19.0% on a constant currency basis) compared to the nine months ended September 30, 2024. This decline was mainly due to lower shipment volumes on decreased industry demand and reduced dealer inventory unit requirements.
Cost of Goods Sold
Cost of goods sold was $10,027 million for the nine months ended September 30, 2024 compared with $12,133 million for the nine months ended September 30, 2023. As a percentage of net sales of Industrial Activities, cost of goods sold was 77.5% in the nine months ended September 30, 2024 (75.5% for the nine months ended September 30, 2023), which was impacted by lower production volumes and unfavorable mix, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,298 million for the nine months ended September 30, 2024 (8.7% of total revenues), down $87 million compared to the nine months ended September 30, 2023 (7.7% of total revenues). Total expenses were lower primarily due to a decrease in labor costs, driven by the Company's restructuring program, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $686 million and $766 million for the nine months ended September 30, 2024 and 2023, respectively.
Restructuring Expenses
Restructuring expenses were $94 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s restructuring program announced in November 2023 targets both labor and non-labor SG&A expenses. The Company has incurred a total of $124 million from launch to September 30, 2024 under this program which is substantially complete.

Interest Expense
Interest expense was $1,190 million for the nine months ended September 30, 2024 compared to $941 million for the nine months ended September 30, 2023. The interest expense attributable to Industrial Activities for the three months ended September 30, 2024, net of interest income and eliminations, was $114 million, compared to $36 million in the nine months ended September 30, 2023.
Other, net
Other, net expenses were $449 million for the nine months ended September 30, 2024 and included a loss on the sale of non-core product lines of $15 million, offset by a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary.
Other, net expenses were $536 million for the nine months ended September 30, 2023 and includes a loss of $23 million on the sale of CNH Industrial Russia and CNH Capital Russia, offset by a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.
Income Taxes

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023(1)
Income of Consolidated Group before Income Taxes	$1,216	$2,126
Income tax (expense) benefit	$(247)	$(536)
Effective tax rate	20.3%	25.2%
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Income tax expense for the nine months ended September 30, 2024 was $247 million compared to $536 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 20.3% and 25.2%, respectively. The reduction in the effective tax rate for the nine months ended September 30, 2024 was due to discrete items that reduced the rate in 2024, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina. The 2023 effective tax rate was reduced by the impact related to the sale of CNH Industrial Russia, although this tax reduction was partially offset by discrete tax expenses associated with prior periods.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $114 million and $114 million for the nine months ended September 30, 2024 and 2023, respectively.
Net Income
Net income was $1,083 million for the nine months ended September 30, 2024, compared to net income of $1,704 million for the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024 included restructuring expenses of $94 million and a loss of $15 million on the sale of certain non-core product lines, partially offset by a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary.
Net income for the nine months ended September 30, 2023 included a loss of $17 million related to the sale of CNH Industrial Russia, a loss of $6 million related to CNH Capital Russia, and restructuring expenses of $8 million, offset by a pre-tax gain of $18 million ($14 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $13 million in relation to the fair value remeasurement of previously held investments in Augmenta and Bennamann.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments:

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023	% Change	% Change Excl. FX
Revenues:
Agriculture	$10,596	$13,201	(19.7)%	(19.3)%
Construction	2,335	2,861	(18.4)%	(17.8)%
Eliminations and other	—	—
Total Net sales of Industrial Activities	12,931	16,062	(19.5)%	(19.0)%
Financial Services	2,031	1,805	12.5%	14.1%
Eliminations and other	(2)	28
Total Revenues	$14,960	$17,895	(16.4)%	(15.8)%

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2024(1)	2023(1)	$ Change	2024 Adj EBIT Margin	2023 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$1,226	$2,001	$(775)	11.6%	15.2%
Construction	151	176	(25)	6.5%	6.2%
Unallocated items, eliminations and other	(167)	(205)	38
Total Adjusted EBIT of Industrial Activities	$1,210	$1,972	$(762)	9.4%	12.3%
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
Net sales of Industrial Activities were $12,931 million during the nine months ended September 30, 2024, a decline of 19.5% compared to the nine months ended September 30, 2023 (down 19.0% on a constant currency basis). This decline is mainly due to lower shipment volumes on decreased industry demand and dealer inventory unit requirements.
Adjusted EBIT of Industrial Activities was $1,210 million during the nine months ended September 30, 2024, compared to an adjusted EBIT of $1,972 million during the nine months ended September 30, 2023. The decline was primarily due to lower volume on decreased industry demand and unfavorable mix in the Agricultural segment; partially offset by improved purchasing and manufacturing costs, along with a continued reduction in SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:
Agriculture Sales—by geographic region

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$4,583	$5,167	(11.3)%
Europe, Middle East and Africa	3,214	4,225	(23.9)%
South America	1,623	2,410	(32.7)%
Asia Pacific	1,176	1,399	(15.9)%
Total	$10,596	$13,201	(19.7)%

Agriculture's net sales totaled $10,596 million in the nine months ended September 30, 2024, a decline of 19.7% compared to the nine months ended September 30, 2023 (down 19.3% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and dealer inventory unit requirements across all regions.
For the nine months ended September 30, 2024 in North America, industry volume was down 14% year-over-year for tractors under 140 HP and down 6% for tractors over 140 HP; combines were down 19%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 14% and down 42%, respectively. South America tractor demand was down 12% and combine demand was down 34% continuing the negative trend of the second half of 2023. Asia Pacific tractor demand was down 4% while combine demand was up 12% in the region as a whole.
Adjusted EBIT
Adjusted EBIT was $1,226 million in the nine months ended September 30, 2024, compared to $2,001 million in the nine months ended September 30, 2023. The decrease was driven by lower volumes and unfavorable mix, partially offset by improved purchasing and manufacturing costs, along with a continued reduction in SG&A expenses. R&D investments accounted for 5.8% of sales (5.2% in the nine months ended September 30, 2023). Adjusted EBIT margin was 11.6%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:
Construction Sales—by geographic region

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2024	2023	% Change
North America	$1,300	$1,594	(18.4)%
Europe, Middle East and Africa	479	650	(26.3)%
South America	394	425	(7.3)%
Asia Pacific	162	192	(15.6)%
Total	$2,335	$2,861	(18.4)%
Construction's net sales totaled $2,335 million in the nine months ended September 30, 2024, a decline of 18.4% compared to the nine months ended September 30, 2023 (down 17.8% on a constant currency basis), due to lower volume across all regions driven mainly by lower market demand.
In the nine months ended September 30, 2024 global industry volume for construction equipment decreased 1% year-over-year for Heavy construction equipment; Light construction equipment was down 7%. Aggregated demand decreased 14% in EMEA and decreased 6% in North America, but increased 12% in South America and increased 1% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $151 million in the nine months ended September 30, 2024, compared to $176 million in the nine months ended September 30, 2023 as a result of lower volumes, mostly offset by improved purchasing and manufacturing costs, along with lower SG&A expenses. Adjusted EBIT margin was 6.5%.
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $2,031 million in the nine months ended September 30, 2024, up 12.5% compared to the nine months ended September 30, 2023 (up 14.1% on a constant currency basis), due to favorable volumes in all regions except EMEA and higher yields in all regions, except South America, partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income of Financial Services was $287 million in the nine months ended September 30, 2024, an increase of $29 million compared to the nine months ended September 30, 2023, primarily due to favorable volumes in all regions except EMEA, margin improvement in all regions except Asia Pacific, and a favorable effective tax rate due to Argentina inflation adjustment in the current year; partially offset by increased risk costs due to higher aged delinquencies in South America, increased specific reserve needs in North America and lower used equipment sales from less operating lease maturities.

In the nine months ended September 30, 2024, retail loan originations, including unconsolidated joint ventures, were $8.2 billion, up $0.1 billion compared to 2023 (up $0.2 billion on a constant currency basis). The managed portfolio, including unconsolidated joint ventures, was $29.0 billion as of September 30, 2024 (of which retail was 67% and wholesale 33%), up $2.2 billion compared to September 30, 2023 (up $2.2 billion on a constant currency basis).
At September 30, 2024, the receivables balance greater than 30 days past due as a percentage of receivables was down sequentially to 2.2%, however was elevated from prior year (1.6% as of September 30, 2023) due to economic and environmental factors, specifically in South America.
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure:

	Nine Months Ended September 30,
(in millions of dollars)	2024(1)	2023(1)
Agriculture	$1,226	$2,001
Construction	151	176
Unallocated items, eliminations and other	(167)	(205)
Total Adjusted EBIT of Industrial Activities	1,210	1,972
Financial Services Net income (loss)	287	258
Financial Services Income Taxes	55	89
Interest expense of Industrial Activities, net of interest income and eliminations	(114)	(36)
Foreign exchange gains (losses), net of Industrial Activities	(12)	(27)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(2)	(2)	2
Restructuring expense of Industrial Activities	(93)	(8)
Other discrete items(3)	(1)	(10)
Income (loss) before taxes	1,330	2,240
Income tax (expense) benefit	(247)	(536)
Net income (loss)	$1,083	$1,704
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) In the nine months ended September 30, 2024 and 2023, this item includes the pre-tax gain of $18 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(3) In the nine months ended September 30, 2024, this item includes a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary. offset by a loss of $15 million on the sale of certain non-core product lines. In the nine months ended September 30, 2023 this item included a gain of $13 million in relation to the fair value remeasurement of Augmenta and Bennamann, offset by a $23 million loss on the sale of CNH Industrial Russia and CNH Capital Russia.

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

	Statement of Operations
	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
(in millions of dollars)	Industrial Activities(2)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$3,997	$—	$—		$3,997	$5,332	$—	$—		$5,332
Finance, interest and other income	27	659	(29)	(3)	657	49	653	(48)	(3)	654
Total Revenues	4,024	659	(29)		4,654	5,381	653	(48)		5,986
Costs and Expenses
Cost of goods sold	3,130	—	—		3,130	4,059	—	—		4,059
Selling, general & administrative expenses	313	113	—		426	398	64	—		462
Research and development expenses	221	—	—		221	266	—	—		266
Restructuring expenses	12	—	—		12	5	—	—		5
Interest expense	63	344	(29)	(4)	378	59	335	(48)	(4)	346
Other, net	11	116	—		127	47	139	—		186
Total Costs and Expenses	3,750	573	(29)		4,294	4,834	538	(48)		5,324
Income of Consolidated Group before Income Taxes	274	86	—		360	547	115	—		662
Income tax expense	(62)	(13)	—		(75)	(137)	(34)	—		(171)
Equity in income of unconsolidated subsidiaries and affiliates	20	5	—		25	44	5	—		49
Net income (loss)	$232	$78	$—		$310	$454	$86	$—		$540
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(3) Eliminations of Financial Services' interest income earned from Industrial Activities.
(4) Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
(in millions of dollars)	Industrial Activities(2)	Financial Services	Eliminations		Consolidated	Industrial Activities(1) (2)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$12,931	$—	$—		$12,931	$16,062	$—	$—		$16,062
Finance, interest and other income	98	2,031	(100)	(3)	2,029	153	1,805	(125)	(3)	1,833
Total Revenues	13,029	2,031	(100)		14,960	16,215	1,805	(125)		17,895
Costs and Expenses
Cost of goods sold	10,027	—	—		10,027	12,133	—	—		12,133
Selling, general & administrative expenses	1,029	269	—		1,298	1,219	166	—		1,385
Research and development expenses	686	—	—		686	766	—	—		766
Restructuring expenses	93	1	—		94	8	—	—		8
Interest expense	212	1,078	(100)	(4)	1,190	189	877	(125)	(4)	941
Other, net	94	355	—		449	109	427	—		536
Total Costs and Expenses	12,141	1,703	(100)		13,744	14,424	1,470	(125)		15,769
Income of Consolidated Group before Income Taxes	888	328	—		1,216	1,791	335	—		2,126
Income tax expense	(192)	(55)	—		(247)	(447)	(89)	—		(536)
Equity in income of unconsolidated subsidiaries and affiliates	100	14	—		114	102	12	—		114
Net income (loss)	$796	$287	$—		$1,083	$1,446	$258	$—		$1,704
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(3) Eliminations of Financial Services' interest income earned from Industrial Activities.
(4) Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	September 30, 2024					December 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1) (2)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,358	$443	$—		$1,801	$3,532	$790	$—		$4,322
Restricted cash	98	551	—		649	96	627	—		723
Trade receivables, net	215	6	(9)	(3)	212	136	9	(12)	(3)	133
Financing receivables, net	267	24,316	(521)	(4)	24,062	393	24,539	(683)	(4)	24,249
Financial receivables from Iveco Group N.V.	164	110	—		274	302	78	—		380
Inventories, net	5,886	44	—		5,930	5,522	23	—		5,545
Property, plant and equipment, net	1,979	1	—		1,980	1,912	1	—		1,913
Investments in unconsolidated subsidiaries and affiliates	394	138	—		532	356	123	—		479
Equipment under operating leases	48	1,358	—		1,406	39	1,378	—		1,417
Goodwill, net	3,475	140	—		3,615	3,473	141	—		3,614
Other intangible assets, net	1,228	23	—		1,251	1,266	26	—		1,292
Deferred tax assets	904	165	(112)	(5)	957	933	181	(135)	(5)	979
Derivative assets	61	112	(14)	(6)	159	48	104	(16)	(6)	136
Other assets	1,265	125	(185)	(3)	1,205	1,149	119	(183)	(3)	1,085
Total Assets	$17,342	$27,532	$(841)		$44,033	$19,157	$28,139	$(1,029)		$46,267
Liabilities and Equity
Debt	$4,675	$23,281	$(656)	(4)	$27,300	$4,433	$23,721	$(828)	(4)	$27,326
Financial payables from Iveco Group N.V.	3	45	—		48	6	140	—		146
Trade payables	2,288	130	(9)	(3)	2,409	3,424	198	(11)	(3)	3,611
Deferred tax liabilities	36	112	(112)	(5)	36	35	135	(135)	(5)	35
Pension, postretirement and other postemployment benefits	444	6	—		450	471	5	—		476
Derivative liabilities	100	59	(14)	(6)	145	116	116	(16)	(6)	216
Other liabilities	4,959	967	(50)	(3)	5,876	5,311	1,035	(39)	(3)	6,307
Total Liabilities	12,505	24,600	(841)		36,264	13,796	25,350	(1,029)		38,117
Redeemable noncontrolling interest	57	—	—		57	54	—	—		54
Equity	4,780	2,932	—		7,712	5,307	2,789	—		8,096
Total Liabilities and Equity	$17,342	$27,532	$(841)		$44,033	$19,157	$28,139	$(1,029)		$46,267
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(3) Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(4) Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(5) Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(6) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
(in millions of dollars)	Industrial Activities(2)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$796	$287	$—		$1,083	$1,446	$258	$—		$1,704
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	312	3	—		315	273	3	—		276
Depreciation and amortization expense of assets under operating lease	6	133	—		139	6	134	—		140
(Gain) loss from disposal of assets, net	7	—	—		7	21	—	—		21
Undistributed income of unconsolidated subsidiaries	88	(14)	(105)	(3)	(31)	(47)	(12)	(4)	(3)	(63)
Other non-cash items, net	45	231	—		276	73	63	—		136
Changes in operating assets and liabilities:
Provisions	54	(2)	—		52	617	1	—		618
Deferred income taxes	17	(48)	—		(31)	(271)	(48)	—		(319)
Trade and financing receivables related to sales, net	(81)	565	(2)	(4)	482	(25)	(1,582)	5	(4)	(1,602)
Inventories, net	(468)	212	—		(256)	(1,722)	279	—		(1,443)
Trade payables	(1,154)	(65)	2	(4)	(1,217)	(56)	(40)	(5)	(4)	(101)
Other assets and liabilities	(507)	(36)	—		(543)	(174)	199	—		25
Net cash provided (used) by operating activities	(885)	1,266	(105)		276	141	(745)	(4)		(608)
Cash Flows from Investing Activities
Additions to retail receivables	—	(5,917)	—		(5,917)	—	(5,689)	—		(5,689)
Collections of retail receivables	—	4,840	—		4,840	—	4,308	—		4,308
Proceeds from sale of asset, excluding assets sold under operating leases	1	—	—		1	1	—	—		1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease	(329)	(1)	—		(330)	(397)	(4)	—		(401)
Expenditures for assets under operating lease	(27)	(354)	—		(381)	(26)	(358)	—		(384)
Other, net	206	(195)	(1)		10	460	(441)	104		123
Net cash provided (used) by investing activities	(149)	(1,627)	(1)		(1,777)	38	(2,184)	104		(2,042)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,916	11,178	—		13,094	—	7,510	—		7,510
Payments of long-term debt	(1,855)	(10,354)	—		(12,209)	(1,002)	(5,476)	—		(6,478)
Net increase (decrease) in other financial liabilities	165	(757)	—		(592)	225	705	—		930
Dividends paid	(600)	(105)	105	(3)	(600)	(531)	(4)	4	(3)	(531)
Purchase of treasury stock and other	(689)	(1)	1		(689)	(224)	104	(104)		(224)
Net cash provided (used) by financing activities	(1,063)	(39)	106		(996)	(1,532)	2,839	(100)		1,207
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(75)	(23)	—		(98)	1	(2)	—		(1)
Net increase (decrease) in cash and cash equivalents	(2,172)	(423)	—		(2,595)	(1,352)	(92)	—		(1,444)
Cash and cash equivalents, beginning of year	3,628	1,417	—		5,045	3,960	1,169	—		5,129
Cash and cash equivalents, end of period	$1,456	$994	$—		$2,450	$2,608	$1,077	$—		$3,685
(1) See Note 20 Immaterial Revision of Prior Period Financial Statements.
(2) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(3) This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash used in operating activities.
(4) This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.

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
Cash Flow Analysis
At September 30, 2024, Cash and cash equivalents and Restricted cash were $2,450 million, a decrease of $2,595 million from $5,045 million at December 31, 2023, primarily due to operating activity cash absorption, the share buyback program, dividends paid, receivable portfolio absorption, and investments in fixed assets, partially offset by an increase in external borrowing to support working capital requirements.
At September 30, 2024, Cash and cash equivalents were $1,801 million ($4,322 million at December 31, 2023) and Restricted cash was $649 million ($723 million at December 31, 2023), respectively. Undrawn medium-term unsecured committed facilities were $5,215 million ($5,945 million at December 31, 2023). At September 30, 2024, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $7,891 million ($11,224 million at December 31, 2023). At September 30, 2024, this amount also included $226 million net financial receivables from Iveco Group ($234 million net financial receivables at December 31, 2023) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash provided by operating activities in the nine months ended September 30, 2024 totaled $276 million and primarily comprised the following elements:
▪$1,083 million net income;
▪plus $454 million in non-cash charges for depreciation and amortization ($315 million excluding equipment on operating leases);
▪less change in working capital of $1,534 million.
In the nine months ended September 30, 2023, net cash used in operating activities was $608 million primarily as a result of $3,121 million change in working capital and $319 million change in deferred income taxes, partially offset by $1,704 million in net income, $618 million change in provisions, $416 million in non-cash charges for depreciation and amortization.
Net Cash from Investing Activities
Net cash used in investing activities was $1,777 million in the nine months ended September 30, 2024 and was primarily due to net additions to retail receivables ($1,077 million), expenditures for assets under operating leases ($381 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($330 million).
Net cash used in investing activities was $2,042 million in the nine months ended September 30, 2023 and was primarily due to additions to retail receivables ($1,381 million), expenditures for assets under operating leases ($384 million), expenditures for property, plant and equipment and intangible assets, net of assets under operating lease ($401 million).
Net Cash from Financing Activities
Net cash used in financing activities was $996 million in the nine months ended September 30, 2024 and was primarily due to the shares buyback program and dividends paid, partially offset by $293 million increase in external borrowings to support working capital requirements.
Net cash provided by financing activities was $1,207 million in the nine months ended September 30, 2023 and was primarily due to an increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio, partially offset by dividends paid.
A summary of total debt as of September 30, 2024 and December 31, 2023 is as follows (in millions of dollars):

	September 30, 2024			December 31, 2023
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$4,033	$5,703	$9,736	$3,986	$5,170	$9,156
Asset-backed debt	—	12,009	12,009	—	11,716	11,716
Other debt	379	5,176	5,555	146	6,308	6,454
Intersegment debt	263	393	—	301	527	—
Total Debt	4,675	23,281	27,300	4,433	23,721	27,326
Financial payables to Iveco Group	3	45	48	6	140	146
Total Debt (including Financial payables to Iveco Group)	$4,678	$23,326	$27,348	$4,439	$23,861	$27,472

A summary of issued bonds outstanding as of September 30, 2024 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	727
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	112
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	560
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	672
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	56
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	560
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	56
CNH Industrial N.V. (1)	EUR	750	3.750%	June 11, 2031	840
Other Bonds:
CNH Industrial N.V. (2)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(50)
Total Industrial Activities					$4,033
Financial Services
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital Australia Pty Ltd.	AUD	500	5.400% 5.800%	2026/2027	346
CNH Industrial Capital Canada Ltd	CAD	300	1.500%	October 1, 2024	222
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	296
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	296
CNH Industrial Capital Argentina SA	USD	107	0.000% 7.500%	2025/2026	107
Banco CNH Industrial Capital S.A.	BRL	4,065	11.260% 12.850%	2024/2028	750
Hedging effects, bond premium/discount, and unamortized issuance costs					(14)
Total Financial Services					$5,703
(1)    Bond listed on the Irish Stock Exchange.
(2)    Bond listed on the New York Stock Exchange.

The calculation of Net Debt as of September 30, 2024 and December 31, 2023 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Debt are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Third party (debt)	$(27,300)	$(27,326)	$(4,412)	$(4,132)	$(22,888)	$(23,194)
Intersegment notes payable	—	—	(263)	(301)	(393)	(527)
Financial payables to Iveco Group N.V.	(48)	(146)	(3)	(6)	(45)	(140)
Total Debt(1)	(27,348)	(27,472)	(4,678)	(4,439)	(23,326)	(23,861)
Cash and cash equivalents	1,801	4,322	1,358	3,532	443	790
Restricted cash	649	723	98	96	551	627
Intersegment notes receivable	—	—	393	527	263	301
Financial receivables from Iveco Group N.V.	274	380	164	302	110	78
Other current financial assets(2)	—	—	—	—	—	—
Derivatives hedging debt	(2)	(41)	(22)	(34)	20	(7)
Net Cash/(Debt)(3)	$(24,626)	$(22,088)	$(2,687)	$(16)	$(21,939)	$(22,072)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $263 million and $301 million as of September 30, 2024 and December 31, 2023, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $393 million and $527 million as of September 30, 2024 and December 31, 2023, respectively.
(2)    This item includes short-term deposits and investments towards high-credit rating counterparties.
(3)    The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(130) million and $(226) million as of September 30, 2024 and December 31, 2023, respectively.
Excluding positive exchange rate differences of $302 million, Net Debt at September 30, 2024 increased by $2,840 million compared to December 31, 2023, mainly reflected by net operating cash flow from Industrial Activities of $(885) million, investments in property, plant, & equipment, intangibles, and operating lease assets from industrial activities of $(356) million, the increase in portfolio receivables of Financial Services of $340 million, and the cash out of $1,289 million related to the share buyback program and dividends paid.
Available committed unsecured facilities expiring after twelve months amounted to approximately $5.2 billion at September 30, 2024 ($5.9 billion at December 31, 2023). Total committed secured facilities expiring after twelve months amounted to approximately $3.6 billion at September 30, 2024 ($3.7 billion at December 31, 2023), of which $1.3 billion was available at September 30, 2024 ($3.7 billion at December 31, 2023 was utilized).
With the liquidity position at the end of September 2024 and the demonstrated access to the financial markets, CNH believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
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
The Company has been responding to subpoenas issued by the Securities and Exchange Commission (the “SEC”) requesting information and documents relating to our revenue recognition and sales practices. The Company is cooperating with the SEC’s inquiry and continues to provide responsive documents and information. The Company is unable to predict with certainty what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of these requests.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our disclosure controls and procedures were effective as of September 30, 2024.
Previously Identified Material Weakness in Internal Control over Financial Reporting
As previously disclosed in our 2023 Annual Report. management identified control deficiencies related to the design and implementation of information technology (IT) general controls in the areas of user access limits and segregation of duties related to multiple enterprise resource planning (ERP) applications that resulted in a material weakness.

Management's Remediation of the Previously Identified Material Weakness

In response to the identified material weakness, we, with the oversight of the Audit Committee of the Board of Directors, took actions to remediate the material weakness in internal control over financial reporting. Such remediation actions included the design, implementation, and testing of the following new and updated controls, processes and procedures:

1.We enhanced our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations.
a.Management performed review of all users with privileged access, validated as appropriate and corrected user access when inappropriate.
b.Management performed look-back review of actions taken by users identified with inappropriate access to assure no actions were taken by the user that would be deemed inappropriate.
c.Designed a new control to review privileged access as a continuous monitoring procedure.
d.Management has redesigned and enhanced controls around the usage and monitoring of the firecall accounts.

2.We implemented compensating controls and provided focused training for control owners to help sustain effective control operations relating to segregation of duties to strengthen user access controls and security.

As a result of the remediation activities and implementation of the new controls described above, we have remediated the material weakness as of September 30, 2024.

Changes in Internal Control over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s purchases of its common shares under its buyback programs during the three months ended September 30, 2024, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
7/1/2024 - 7/31/2024	2,722,134	9.83	383,295,571
8/1/2024 - 8/31/2024	845,469	9.98	374,859,506
9/1/2024 - 9/30/2024	1,233,269	10.17	362,319,506
Total	4,800,872		362,319,506
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
November 12, 2024