Form 10-K
period 2024-12-31
CNH Industrial N.V.
filed 2025-02-28
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate quoted market price of common shares of the registrant held by non-affiliates at June 30, 2024 was approximately $9.0 billion. At January 31, 2025, there were 1,248,023,791 common shares, par value €0.01 per share, of the registrant were outstanding.
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2025 Annual General Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

CNH INDUSTRIAL N.V.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

PART I
Item 1.    Business
CNH Industrial N.V. ("CNH" or the "Company") was initially formed in 2013 by the business combination transaction between Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. CNH was incorporated on November 23, 2012, as a public limited liability company (naamloze vennootschap) under the laws of the Netherlands. The Company's principal office is located at Cranes Farm Road, Basildon, Essex, SS14 3AD, United Kingdom (telephone number: +44-207-9251-964). CNH's agent for U.S. federal securities law purposes is Emily Sturges, c/o CNH Industrial America LLC, 711 Jorie Boulevard, Oak Brook, Illinois 60523 (telephone number +1-331-256-0594).
CNH historically qualified as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934 (the "Exchange Act") and was exempt from filing annual reports on Form 10-K by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. Starting with its third quarter 2022 results, CNH began voluntarily reporting its financial results under the periodic and annual reporting forms for U.S. domestic filers and voluntary prepared Forms 8-K.
As of June 30, 2024, CNH determined that it no longer qualified as a foreign private issuer, as defined under the Exchange Act. As a result, effective as of January 1, 2025, the Company is no longer eligible to use the rules designed for foreign private issuers and will be considered a U.S. domestic issuer. As such, CNH is required to comply with, among other things, U.S. proxy rules and Regulation FD, and its officers, directors and 10% shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act.
Unless otherwise indicated or the context otherwise requires, as used in this Annual Report, the term "CNH", "we", "us", "our" or "the Company" refer to CNH Industrial N.V. together with its consolidated subsidiaries.
Business Overview
General
CNH is a leading global equipment company that designs, produces and sells agricultural and construction equipment. In addition, CNH’s Financial Services segment offers an array of financial products and services, including retail financing for the purchase or lease of new and used CNH and other manufacturers’ products and other retail financing programs and wholesale financing to dealers. CNH's global network includes industrial, commercial and financial services subsidiaries located in 31 countries and a commercial presence in approximately 167 countries.
CNH operates across three business segments: Agriculture, Construction and Financial Services. CNH refers to its Agriculture and Construction operations as "Industrial Activities".
Geographic Regions
Certain financial information in this Annual Report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa; (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•Europe, Middle East and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Türkiye, Uzbekistan, Pakistan, the African continent and the Middle East;
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

Business Segments
The Agriculture segment designs, engineers, manufactures, distributes and services a full line of agriculture equipment, implements and precision agriculture solutions. The Agriculture segment also supports customers throughout the equipment lifecycle with aftermarket solutions including guidance, automated steering systems, and application control products across a full line of equipment. We seek to ensure that our customers have technology options at every stage of their precision tech adoption journey.
Agriculture's product lines include tractors, combine harvesters, hay and forage equipment, seeding and planting equipment, and self-propelled sprayers.
Case IH and New Holland are our two leading global brands. Our regional and technology brands cater to specific regions around the world. They operate closely with customers to provide specialist solutions.
Our primary brands and products for the Agriculture segment are as follows:
•Case IH. Our Case IH brand specializes in powerful and productive machinery including track technology and precision farming solutions for cash and high-value crops, such as sugarcane, particularly for larger farms. Products sold through our Case IH brand include tractors, harvesters (grain and sugarcane) and crop protection and tillage precision farming solutions.
•New Holland. New Holland specializes in combine harvesting and offers a broad range of equipment that caters to specialty applications, hay and forage, livestock, vineyards and orchards, as well as methane power solutions. Products sold through our New Holland brand include tractors, harvesters (grain and specialty crops such as grapes and olives), hay and forage equipment, crop protection and tillage solutions (primarily for small grains) and precision farming solutions.
•STEYR. STEYR is a regional brand, primarily focused in European markets, that specializes in small- to mid-sized tractors for agricultural, municipal and forestry segments.
•Raven. Raven is a global technology brand primarily focused on developing disruptive agricultural technologies that seek to solve in-field challenges and provide automated and autonomous farming solutions.
New and emerging technologies are transforming the industries we serve. CNH is investing in integrated solutions and precision technologies across its equipment portfolio, including digital platforms, global navigation satellite system ("GNSS") positioning, connectivity, displays, automation, and autonomy.
CNH’s core technologies were strengthened by acquiring Raven Industries, Inc., ("Raven") in 2021 and Hemisphere GNSS ("Hemisphere") in 2023. These acquisitions allow CNH to design, manufacture, sell, and service core technology products, providing precise GNSS solutions for agriculture and construction.
In 2023, CNH acquired Augmenta Holding SAS ("Augmenta"), a machine vision company that automates and optimizes farming operations using real-time, multi-spectral sensors and agronomic insights.
The Construction segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, and compact track loaders along with a wide variety of attachments.
Construction’s product lines are sold primarily under the global CASE Construction Equipment ("CASE") and New Holland Construction brands, and include a range of heavy and light construction equipment. Heavy construction equipment product lines include general construction equipment such as large excavators and wheel loaders, and road building and site preparation equipment such as compactors, graders and dozers. Light construction equipment is also known as compact and service equipment, and its product lines include backhoe loaders, skid steer and tracked loaders, mini- and midi- excavators, and compact wheel loaders.
Our primary products and brands for the Construction segment are as follows:
•New Holland Construction. New Holland Construction is a global brand that offers a wide range of equipment for farming, landscaping, and construction appliances. Products sold through our New Holland Construction Brand include Skid steer loaders, compact track and wheel loaders, mini track loaders and excavators, loader backhoes, tractor loaders, small articulated loaders, forklifts and specialized attachments.
•Case Construction. Case Construction is a global brand that designs and builds powerful construction equipment designed to meet the needs of the construction industry. Products sold through our Case Construction brand include mini and heavy excavators, motor graders, wheel and tractor loaders, vibratory compaction rollers, compact dozers and track loaders, crawler dozers, skid steer and mini track loaders, compact track loaders, rough terrain forklifts, EV options and specialized attachments.
•Eurocomach. Eurocomach sell products in over 40 countries. Products sold through our Eurocomach brand include mini and midi excavators, compact track and wheel loaders, MTL50 track loaders for small and confined spaces and specialized attachments.

In 2021, we completed the acquisition of Sampierana S.p.A., which provides Construction direct control over technology and manufacturing of Mini and Midi Excavators. In 2023, we developed and launched our first range of mini track loaders under our Eurocomach brand.
Construction's products often share common components to achieve economies of scale in manufacturing, purchasing, and development.Construction differentiates these products based on the relative product value, technology, design concept, productivity, product serviceability, color, and styling to preserve the unique identity of each brand.
Our construction products are also sold by our Agriculture dealers for certain uses. Sales to agriculture customers are still accounted for in the Construction segment, given the nature of the products.
We began production and distribution of full-electric compact construction equipment in 2023. This includes electric mini excavators, compact wheel loader and tractor loader backhoe and small articulated loaders. We plan to continue delivering further battery-powered compact construction equipment solutions to help our customers operate in enclosed and municipal job sites calling for no, or reduced, tailpipe emissions.
Financial Services provides and administers financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH's dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH dealers and distributors primarily to finance inventories of equipment. Furthermore, Financial Services provides trade receivables factoring services to CNH subsidiaries. The European Financial Services operations are supported by the Iveco Group's Financial Services segment. Financial Services also provides financial products and services to dealers and end customers of Iveco Group companies in the North America, South America and Asia Pacific regions. The segment is referred to commercially as CNH Capital - the captive financial provider for the CNH family of brands, specializing in agricultural and construction equipment. In Brazil, it operates under the brand of Banco CNH.

Consolidated Results - 2024 Compared to 2023
(in millions of dollars except per share amounts)	2024	2023(1)	Change
Consolidated Revenues	$19,836	$24,687	(20)%
of which Net Sales of Industrial Activities	$17,060	$22,080	(23)%
Net income	$1,259	$2,287	(45)%
Diluted Earnings per share	$0.99	$1.69	$(0.70)
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
Net sales for the fiscal year 2024 were down 23% from 2023 mainly due to decreased industry demand. 2024 consolidated net income was down 45% and diluted earnings per share decreased $0.70 per share compared to 2023 primarily driven by lower sales. For a further discussion of our results of operations, see "Management's Discussion and Analysis of Financial Consideration and Results of Operation".
Industry Overview
Agriculture
The agriculture machinery industry is generally segmented into farm types including row crop farmers and dairy and livestock farmers. Row crop farmers typically purchase tractors at the mid-to-upper end of the horsepower ("hp") range, combine harvesters, harvesting equipment and crop production equipment. Dairy and livestock farmers, who typically utilize tractors in the mid-to-lower hp range and crop preparation and crop packaging implements. The key factor influencing sales of agricultural equipment include the level of net farm income, the impact of government subsidy programs and weather and climate conditions. Net farm income is primarily impacted by commodity and/or livestock prices, changes in the area of acreage planted, stock levels, crop yields, farm operating expenses (including fuel and fertilizer costs), fluctuations in currency exchange rates, government subsidies, tax incentives and trade policies. The inventory levels and the value of used equipment also affect the level of new equipment sales. Cash-crop producers are also very interested in equipments' technology and automation innovations, which drive better yields and lower dependence on increasingly scarce skilled labor.
Demand for agricultural equipment also varies seasonally by region and product, primarily due to differing climates and farming calendars. Peak retail deliveries for tractors and planting, seeding, and application equipment typically occur in March through June in the Northern hemisphere and in September through December in the Southern hemisphere. Dealers order equipment year-round trying to anticipate the peak in the retail season and use inventory to offer standard products to customers who do not require specific configurations. The Company seeks to match retail and dealer orders with lean production plans using the Company's inventory to offset low and high seasonality, while targeting shorter time intervals between retail order and production to promote efficient working capital-management and excellent customer service.

Government farm programs, including the amount and timing of government payments, are a key income driver for farmers raising certain commodity crops in the United States (the "U.S.") and the European Union. The existence of comprehensive subsidies in these agricultural/farm markets reduces the effects of cyclicality in the agricultural equipment business. The existence and extent of subsidies depends largely on the U.S. Farm Bill and programs administered by the United States Department of Agriculture, the Common Agricultural Policy of the European Union and World Trade Organization negotiations. Additionally, the Brazilian government subsidizes the purchase of agricultural equipment through low-rate financing programs administered by the Banco Nacional de Desenvolvimento Economico e Social ("BNDES"). These programs have had over the years a significant influence on sales.
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
With the use of a bio-digester, animal and food waste can be processed to produce biomethane. CNH has developed two methane-powered tractor models under its New Holland brand (T6 and T7) that can also run on methane produced on the farm from animal and food waste. CNH has a controlling stake in Bennamann Ltd ("Bennamann"), a U.K.-based technology company, that has developed a solution to capture fugitive emissions of methane from livestock farm waste. The Company believes that this solution is suitable for small to medium size farms — supporting them in becoming more energy independent, reducing their pollutions, and adopting more sustainable and regenerative operations.
This approach also improves the sustainability of farmland management practices by minimizing artificial inputs (e.g., manufactured fertilizer), lowering operational costs and reducing pollutants. The concept is intended to contribute to a dairy farm's decarbonization.
The developments in precision technology and solutions are designed to allow farmers to increase yield with reduced input costs in the areas of labor, fertilizer, chemicals and water. Furthermore, with shorter planting and harvesting cycles experienced in recent years, we believe that precision agriculture technology will help drive replacement demand for new farm equipment as this technology is designed to reduce the time and effort required by individual tasks and thus improve farm efficiency.
Construction
The construction equipment market consists of two principal segments: heavy construction equipment (excluding the mining and the specialized forestry equipment markets, in which we do not participate), with equipment generally weighing more than 12 metric tons, and light construction equipment, with equipment generally weighing less than 12 metric tons.
In developed markets, customers tend to prefer more sophisticated machines equipped with the latest technology, such as machine control, automation and features to improve operator productivity. In developing markets, customers tend to prefer equipment that is relatively less costly and has greater perceived durability.
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
Although the demand for new construction equipment tends to decrease during periods of economic stagnation or recession, the aftersales market is historically less volatile than the new equipment market and, therefore, helps limit the impact of declines in new equipment sales on the operating results of full-line manufacturers.
Heavy Construction
Heavy construction equipment typically includes general construction equipment such as large wheel loaders and excavators, and road building and site preparation equipment such as graders, compactors and dozers. Purchasers of heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry-related concerns. Sales of heavy construction equipment primarily depend on the expected volume of major infrastructure construction and repair projects such as highway, tunnel, dam and harbor projects, which depend on government spending and economic growth. In North America, a portion of heavy equipment demand has historically been linked to the development of new housing subdivisions, where the entire infrastructure needs to be created, thus linking demand for both heavy and light construction equipment. The heavy equipment industry generally follows macroeconomic cyclicality, linked to growth in gross domestic product and government spending.
Light Construction
Light construction equipment is also known as compact and service equipment, and it includes skid-steer loaders, compact track loaders, tractor loaders, rough terrain forklifts, backhoe loaders, small wheel loaders and excavators. Purchasers of light construction equipment include contractors, residential builders, utilities, road construction companies, rental fleet owners, landscapers, logistics companies, and farmers. The principal factor influencing sales of light construction equipment is the level of residential and commercial construction, remodeling and renovation, which is influenced by interest rates and the availability of financing. Other major factors include the construction of light infrastructure, such as utilities, cabling and piping and maintenance expenditures. The principal use of light construction equipment is to replace relatively high-cost, slower manual work. Product demand in the United States and Europe has generally tended to mirror housing starts, with lags of six to twelve months. In areas where labor is abundant, and the cost of labor is inexpensive relative to other inputs—such as in India, Africa and South America—the light construction equipment market is generally smaller. These regions represent potential areas of growth for light construction equipment in the medium to long-term as labor costs rise relative to the cost of equipment or the supply of labor contracts, leading to increased mechanization.
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
In markets outside of North America, Western Europe and Japan, equipment demand may also be partially satisfied by importing used equipment. Used heavy construction equipment from North America may fulfill demand in the South American market and equipment from Western Europe may be sold to Central and Eastern European, North African and Middle Eastern markets. Used heavy and light equipment from Japan is mostly sold to other Southeast Asian markets, while used excavators from Japan are sold to almost every other market in the world. This flow of used equipment is highly influenced by exchange rates, the weight and dimensions of the equipment and the different local regulations in terms of safety and engine emissions.
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
Competition
The agriculture and construction equipment industries are highly competitive at the global and regional level. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. We compete with: (i) large global full-line equipment manufacturers with a presence in every market and a broad range of products that cover most customer needs, (ii) manufacturers who are product specialists focused on particular industry segments on either a global or regional basis, (iii) regional full-line manufacturers, some of which are expanding worldwide to build a global presence, and (iv) local, low-cost manufacturers in individual markets, particularly in emerging markets such as Eastern Europe, India and China.
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
Our principal competitors in the agricultural equipment market are Deere & Company, AGCO Corporation, Claas Group, Kubota Tractor Corporation, Argo Tractors S.p.A., Same Deutz Fahr Group and Mahindra.

Our principal competitors in the construction equipment market are Caterpillar Inc., Komatsu Ltd., J C Bamford Excavators Ltd., Hitachi Construction Machinery Co, Ltd., Volvo Group, Liebherr Group, Develon, Bobcat, Kubota Tractor Corporation, SANY Heavy Industry Co., Ltd and Deere & Company.
Sales and Distribution
We predominantly sell and distribute our Agriculture and Construction products through dealers. The Agriculture dealer network includes more than 2,500 dealer owners and more than 6,000 locations/points of sale. Construction sells and distributes products through approximately 427 full-line dealers and distributors with over 1,694 points of sale. Agriculture and Construction dealers are almost all independently owned and operated. Some Agriculture dealers also sell construction equipment. Our dealers are responsible for retail sales of equipment to end users and after-sales service and support. In the United States, Canada, most of Western Europe, Brazil, Argentina, India, China, Thailand, Australia, and South Africa products are generally distributed directly through the independent dealer network. In the rest of the world, products are either sold to independent distributors who then resell to dealers, or to importers who sell products to retail customers.
As the equipment rental business becomes a more significant factor in both the agricultural and construction equipment markets, Agriculture and Construction are facilitating sales of equipment to the local, regional and national rental companies through their dealers as well as by encouraging dealers to develop their own rental activities. Agriculture and Construction have launched several programs to support their dealer service and rental operations, including training, improved dealer standards, financing, and advertising. As the rental market is a capital-intensive sector and sensitive to cyclical variations, we expand such activities gradually, with special attention to supporting the resale of rental units into the used equipment market by our dealers, who can utilize this opportunity to improve their customer base and generate additional parts and service business.
We believe that it is generally more cost-effective to distribute our agricultural and construction equipment products through independent dealers, although as of December 31, 2024, we operate a network of owned dealers for Case IH and the Construction segment in South Africa coming from the recent acquisition of our former distributor in the country. We promote a selective dealer development program, in territories with growth potential but underdeveloped representation by our Agriculture and Construction equipment brands, the program typically involves a transfer of ownership to a qualified operator through a buy-out or private investment after a few years.
Precision technology is integrated with our Agriculture equipment as well as offered as aftermarket parts for retrofit solutions through our dealer network. The Raven brand is distributed through the CNH dealer network in all regions and through independent dealer/distributor networks, some of which are affiliated with strategic and industry partners. Raven products and services are also sold to third-party companies for inclusion in their respective equipment.
Pricing and Promotion
We sell most of our products and parts to our dealers and distributors at wholesale prices that reflect a discount from the manufacturer-suggested list prices. In the ordinary course of business, we engage in promotional campaigns that may include price incentives or preferential financing terms when a product is sold by a dealer to a final customer. Such price incentives are generally accrued when we originally sell our products to dealers and distributors, and it is then disbursed at the time of the retail sale. The retail transaction price of any piece of equipment is determined by the individual dealer or distributor and generally depends on market conditions, features, options and, potentially, regulatory requirements. Retail transaction prices may differ from the manufacturer-suggested list prices, as a result of different factors (markets' demand, customer-specific requirements, local market conditions, general economic conditions, access to financing, etc.).
We regularly advertise our products to the community of farmers, builders, and agricultural and construction contractors, as well as to distributors and dealers in each of our major markets. To reach our target audience, we use a combination of general media, specialized trade magazines, the Internet, social media and direct mail. We also regularly participate in major international and national trade shows and engage in co-operative advertising programs with distributors and dealers. The promotion strategy for each brand varies according to the target customers for that brand.
Parts and Services
The quality and timely availability of parts and services are important competitive factors for each of our businesses, as they are significant elements in overall customer satisfaction and important considerations in a customer’s original equipment purchase decision. We supply parts, many of which are proprietary, to support items in the current product lines as well as for products we have sold in the past. We also offer personalized aftersales customer assistance programs that provide a wide range of modular and flexible maintenance and repair contracts, as well as warranty extension services, to meet a variety of customer needs and to support the equipments' value over time. Many of our products can have economically productive lives of more than 20 years when properly maintained, and each unit has the potential to produce a long-term parts and services revenue stream for us and our dealers. To further support the productive life of the equipment, connected technology within our machines has allowed us, together with our cloud-based control rooms and our dealer service shops, to obtain results through analytics blended with the professional knowledge of our products experts. We are increasing the number of connected units supported proactively by control rooms that leverage service alarms, operators’ insights, predictive repairs and maintenance that enrich a suite of machine and farm data.
As of December 31, 2024, we operated and administered 30 parts depots worldwide which support both Agriculture and Construction, either directly, through a joint venture, or through arrangements with warehouse service providers. This network includes eight parts depots in North America, eleven in EMEA, three in South America, and eight in other regions. These depots supply parts to dealers and distributors, which are responsible for sales to retail customers, and our delivery systems provide customers with timely access to substantially required to support our products.
Manufacturing
The efficiency of our manufacturing, logistics and scheduling systems is dependent on forecasts of industry volumes and our anticipated share of industry sales, which is predicated on our ability to compete successfully with others in the marketplace. We compete based on product performance, customer service, quality, precision technology and other innovations and price. The environment is by nature competitive from a pricing standpoint, but we have been able to counter inflationary cost increases with positive price realization. There is no guarantee that we can maintain positive price realization in the future. The ability of our supply chain and manufacturing system to timely deliver finished goods is also critical to meeting customer expectations. Failure to do so might imply losses of competitiveness.
Research and Development, Patents and Licenses, etc.
In a continuously and rapidly changing competitive environment, our research and development ("R&D") activities are a vital strategic component to our growth and progress. Our R&D activities are designed to accelerate time-to-market while taking advantage of specialization and experience in different markets.
We hold approximately 11,000 registered patents in addition to trade secrets, licenses and trademarks related to our products and services. We file patent applications in Europe, the U.S. and in other jurisdictions around the world to protect technology and improvements considered important to the business. Certain trademarks contribute to our identity and the recognition of our products and services and are an integral part of our business, and their loss could have a material adverse effect on us.
Joint Ventures
As part of a strategy to enter and expand in new markets, we are also involved in several commercial and/or manufacturing joint ventures. At December 31, 2024, they included the following:
◦in Japan, we own 50% of New Holland HFT Japan Inc. (“HFT”), which distributes our products in Japan. HFT imports and sells the full range of New Holland agricultural equipment;
◦in Pakistan, we own 43.2% of Al Ghazi Tractors Ltd., which manufactures and distributes New Holland tractors;
◦in Türkiye, we own 37.5% of TürkTraktör ve Ziraat Makineleri A.S., which manufactures and distributes various models of both New Holland and Case IH tractors;
◦in Mexico, we own 50% of CNH de Mexico S.A. de C.V., which manufactures New Holland agricultural equipment and distributes our agricultural equipment through one or more of its wholly-owned subsidiaries.
Suppliers
We purchase certain materials, parts, components and services from third party suppliers. We view our supplier relationships as critical to our operational effectiveness. Certain components and parts used in our products are available from a single supplier and cannot be sourced quickly otherwise. The sudden or unexpected interruption in the availability of certain of our suppliers’ raw materials, parts, and components could result in delays in, or increases in the costs of production.
In 2023 we embarked on a multi-year supply chain transformation under our Strategic Sourcing Program ("SSP"). The SSP is designed to leverage our long-term relationships with our current suppliers and support the establishment of long-term relationships with new suppliers in an attempt to capture best total value across the supply chain and to foster co-development and co-innovation initiatives.
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
Financial Services supports the growth of Industrial Activities by developing and structuring financial products with the objective of supporting equipment and parts sales as well as customer loyalty. Financial Services’ strategy is to grow a core financing business to support the sale of our equipment and parts while at the same time maintaining its portfolio credit quality, service levels, operational effectiveness and customer satisfaction. Financial Services also offers products to finance third party equipment and machines sold through our dealer network or within our core businesses. Financed third party equipment includes used equipment taken in trade by our dealers or equipment used in conjunction with or attached to our products.
In North America, retail customer and dealer financing activities, which support the sales of Agriculture and Construction, are managed through our wholly-owned financial services subsidiaries under the name of CNH Capital.
In Europe, Middle East and Africa, CNH Industrial Capital Europe S.a.S., which is majority owned by a subsidiary of BNP Paribas, 24.95% owned by CNH Industrial N.V. and accounted for under the equity method, provides retail financing to customers of Agriculture and Construction. Additionally, there are vendor programs with banking partners that provide customer financing to our industrial segments in certain countries.
In Europe, companies of Iveco Group’s Financial Services segment manage and service CNH dealer financing receivables that are funded through a dedicated securitization. CNH Industrial Capital Solutions S.p.A. retains the securitization program's junior notes, and therefore retains substantially all the risks and the benefits of the underlying wholesale receivables.
For South America, retail customer and dealer financing activities are managed through our wholly-owned financial services subsidiary which supports the sales of Agriculture and Construction. For retail customer financing in Brazil, Banco CNH Industrial Capital S.A. also serves as a lender for funding provided by BNDES, a federally-owned financial institution linked to the Brazilian Ministry of Development, Industry and Foreign Trade. In Argentina, vendor programs with banking partners are also utilized. CNH Financial Services serves as a lender for Iveco Group dealers and end customers in the region.
In Asia Pacific, CNH Financial Services supports the sales of Agriculture and Construction by providing retail customer and dealer financing activities in Australia, New Zealand and India, managed through wholly-owned financial services companies. In China, Agriculture dealer financing activities are provided by and managed through a wholly-owned financial services company. CNH Financial Services serves as a lender for Iveco Group dealers and end customers in Australia and New Zealand.
Customer Financing
Financial Services has certain retail underwriting and portfolio management policies and procedures that are specific to Agriculture or Construction. This distinction allows Financial Services to reduce credit risk by deploying industry-specific expertise in each of these businesses. We provide retail financial products primarily through our dealers, who are trained in the use of the various financial products. Dedicated credit analysis teams perform retail credit underwriting. The terms for financing equipment retail sales typically provide for retention of a security interest in the equipment financed.
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
Sources of Funding
The long-term profitability of Financial Services’ activities largely depends on the cyclical nature of the industries in which we operate, the credit quality of customers, interest rate volatility, and the ability to access funding on competitive terms. Financial Services funds its operations and lending activity through a combination of term receivable securitizations, committed secured and unsecured facilities, uncommitted lines of credit, unsecured bonds, unsecured commercial paper, affiliated financing, and retained earnings. Financial Services’ current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.
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
Human Capital
All CNH employees contribute to company performance at different levels and are key to the achievement of business targets and results. The conviction that people are the company’s greatest asset is the baseline principle of the Human Capital Management Guidelines which aim to increase organizational effectiveness. The Company has identified five key cultural behaviors which have been cascaded to the entire organization through recent trainings: Customer First, One Team, Grow Together, Make it Simple, Be the Best. Specific tools have been developed to implement the cultural behaviors which include focused recognitions, story-telling and focused feedback. We strongly believe that sharing a common culture will help to retain and attract talent and ultimately allow the Company to be more competitive.
Employees
The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH’s businesses and its ability to create value over the long term. CNH’s business is, by its nature, labor intensive and this is reflected in the high number of hourly employees. As of December 31, 2024, CNH had 35,850 employees including 10,342 employees in the U.S. and Canada. CNH also retains consultants, independent contractors, and temporary and part-time workers. Approximately 600 hourly manufacturing employees in the United States were covered by a collective bargaining agreement with the United Automobile, Aerospace, and Agricultural Implement Workers of America with an expiration date of May 2, 2026. Additionally, approximately 750 U.S. manufacturing employees are covered by a collective bargaining agreement with International Association of Machinists with an expiration date of April 30, 2028. In Canada, a small number of employees are covered by a collective bargaining agreement with the United Steelworkers Local Union No. 5917, that expires on April 15, 2026. In Europe, most employees are covered by collective labor agreements (“CLAs”) stipulated either by a CNH subsidiary or by the employer association for the specific industry to which the CNH subsidiary belongs. Outside North America and Europe, CNH enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.
Refer to Part I, Item 1A. Risk Factors for a discussion of the risks associated with our employment relationships.
Employee Engagement
CNH’s Board of Directors adopted a Policy on Diversity and Inclusion in 2023 as required by Dutch regulations. This policy applies to all CNH employees globally and provides that CNH rejects all forms of discrimination that is based on race, ethnicity, gender, sexual orientation, personal or social status, health, physical condition, disability, age, nationality, religious or personal beliefs, political opinion or against any other protected group.

The Global Leadership Team has confirmed the Company's commitment to rejecting any form of discrimination and creating an environment where everyone benefits from equal opportunities for professional growth based on their abilities and skills.
Code of Conduct
CNH’s Code of Conduct is one of the pillars of the CNH corporate governance system, which regulates the decision-making processes, and the approach used by the Company and its employees in interacting with all stakeholders. The Code of Conduct summarizes the values the Company recognizes, adheres to, and fosters, in the belief that integrity and fairness are important drivers of long-term value creation and social and economic development.
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
Employee Welfare and Well-being
Employee welfare and well-being initiatives are an important part of the Company’s employee engagement. CNH offers well-being initiatives in addition to traditional benefits (such as health care), going beyond its legal obligations in the countries where it operates. The aim is to help employees balance their personal commitments through time and money saving initiatives and flexible working arrangements, while cultivating motivation, pride, and a sense of belonging at work through family activities, engagement with the community and involvement in Company life.
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
Available Information
Our internet address is www.cnh.com. Beginning with its quarterly report for the period ended September 30, 2022, the Company elected to comply with its ongoing reporting obligations under the Exchange Act by voluntarily filing its periodic reports including its U.S. GAAP financial statements on the reporting forms for domestic issuers, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K. We make the following reports filed by us available, free of charge, on our website under the heading "Investor Relations; Financial Information; SEC Filings".
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
These materials are provided for informational purposes only. None of these materials, including the other materials available on our website, are incorporated by reference into this Annual Report on Form 10-K unless expressly provided herein.

Information about our Executive Officers
The names of our executive officers, their ages, and positions as of February 28, 2025 are as set forth below. Our executive officers serve at the discretion of our Board of Directors.

Name	Current Position with CNH and Effective Date	Other Principal Positions Held During Past 5 Years
Gerrit Marx (49)	Chief Executive Officer (2024)	CEO of Iveco Group (2022-2024), President of Commercial and Specialty Vehicles at CNH (2019-2021)
Oddone Incisa (52)	Chief Financial Officer (2020)	President of Financial Services at CNH (2013 - 2024)
Humayun Chishti (50)	President, Construction (2024)	Global finance business partner for CNH Construction (2020-2024), Director of Financial Planning and Analysis for CNH Agriculture (2019)
Douglas MacLeod (54)	President, Financial Services (2024)	President of CNH Industrial Capital LLC (2021- 2023), Global Finance Business Partner for CNH Financial Services (2011-2021)
Stefano Pampalone (57)	Agriculture Chief Commercial Officer (2024)	President, Construction at CNH (2019-2024)
Roberto Russo (65)	Chief Legal and Compliance Officer (2021)	General Counsel at CNH (2013-2021)
Jay Schroeder (54)	Chief Technology Officer (2024)	Global Agriculture Product Development (2021-2023), and various R&D and Product Development leadership positions (2020 and prior)
Kelly Manley (50)	Chief Human Resources Officer (2024)	Chief Diversity & Inclusion, Sustainability and Transformation Officer at CNH (2021-2024) and Vice President of Global Talent, Leadership & Learning for Fiat Chrysler Automobiles group (2005-2020)
Item 1A. Risk Factors
We face many risks and uncertainties, any one of which could have a material adverse effect on our business, results of operations and financial condition. This section describes what we consider to be the most significant risks to our business based upon current knowledge, information and assumptions.
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. Words such as “believe,” “expect,” “estimate,” “anticipate,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could,” and similar words or expressions may signify forward-looking statements. We do not undertake to update any forward-looking statements to reflect events or circumstances that occur after the date on which such forward-looking statement was made, except as required by applicable law.
Forward-looking statements are not guarantees of future performance. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)–Cautionary Note on Forward-Looking Statements,” in this Annual Report on Form 10-K.
The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, including the risks and uncertainties described in the Forward-Looking Statements and notes to the consolidated financial statements beginning on page 80. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of our businesses. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the SEC.

STRATEGIC RISKS
Global economic conditions impact our businesses. Our results of operations and financial position are and will continue to be influenced by macroeconomic factors – including changes in gross domestic product, the level of consumer and business confidence, changes in interest rates, the availability of credit, inflation and deflation, energy prices, the cost of commodities or other raw materials, and the imposition of trade tariffs and other counter measures – which exist in the countries and regions in which we operate. Such macroeconomic factors vary from time to time and their effect on our results of operations and financial position cannot be specifically and singularly assessed and/or isolated.
Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in global mix of regions and countries experiencing economic growth and investment could have an adverse impact on our business, results of operations and financial condition. In a weaker economic environment, dealers and customers may delay or cancel plans to purchase our products and services and may not be able to fulfill their obligations to us in a timely fashion. In addition, changes in the economic environment could have an adverse impact on our Financial Services customers' ability to service their loans in a timely manner or increase the number of defaults. Our suppliers may also be impacted by economic pressures, which may adversely affect their ability to fulfill their obligations to us or the price or availability of supplies we require. These factors could result in product delays, increased accounts receivable, defaults and inventory challenges. Our success largely depends on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, are also cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farmland values, and debt levels and financing costs, all of which are influenced by the levels of commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies, government subsidies and weather and climate conditions. Downturns in the agricultural industry due to these and other factors, which could vary by market, have in the past resulted in, and could in the future continue to result in, decreases in demand for agricultural equipment, adversely affecting our performance. In 2024, unfavorable market conditions resulted in lower sales volumes, lower production, lower manufacturing capacity utilization, higher sales discounts, and a higher provision for credit losses. We expect certain of these conditions to persist in fiscal year 2025. Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside. If these conditions persist or worsen, it could continue to have an adverse impact on our business, results of operations and financial condition.
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
–International trade in particular jurisdictions, including tariffs, and other counter measures;
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
•changes in governmental farm programs or subsidy programs in certain significant markets, including the Brazilian government discontinuing programs subsidizing interest rates on equipment loans;
•withdrawal from or changes to trade agreements or trade terms, negotiation of new trade agreements and the imposition of new (and retaliatory) tariffs on certain countries or covering certain products and raw materials or embargoes; and
•war, civil unrest and acts of terrorism.

In recent years, acts of terrorism have occurred around the world, leading to personal safety anxieties and political instability in many countries and, ultimately, an impact on consumers’ confidence. More recently, changing policies following recent elections in several major developed countries, changes in or uncertainty surrounding global trade policies and other unanticipated changes to the previous geopolitical order may have negative effects on the global economy, which could limit our ability to capitalize on current and future growth opportunities in international markets.
Further, the continuing war in Ukraine, the Israel-Hamas war and heightened tensions in the Red Sea have given rise to regional instability which has in the past, and may in the future continue, to impact our supply chain and operations.
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
•the cost of borrowing;
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
In addition, droughts, floods, fires and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating sales orders, have in the past, and could in the future continue, to have a negative impact on decisions to buy agricultural equipment and, consequently, on our revenues.
The construction equipment market is influenced by factors such as:
•public infrastructure spending;
•new residential and non-residential construction;
•capital spending in oil and gas and, to a lesser extent, in mining; and
•cost of borrowing
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
Competitive activity, or failure by us to respond to actions by our competitors, could adversely affect our results of operations. We operate in highly competitive global and regional markets. Depending on the particular country and product, we compete with other international, regional and local manufacturers and distributors of agricultural and construction equipment. Certain of our global competitors have substantial resources and may be able to provide products and services at little or no profit, or even at a loss, to compete with certain of our product and service offerings. We compete primarily on the basis of product performance, innovation, quality, distribution, customer service, and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays, quality issues, or our failure to price our products competitively could adversely affect our business, results of operations and financial position. Additionally, there has been a trend toward consolidation in the construction equipment industries that has resulted in larger and potentially stronger competitors in those industries. The markets in which we compete are highly competitive in terms of product quality, innovation, pricing, reliability, safety, customer service and financial services offered. Competition, particularly on pricing, has increased significantly in the markets in which we compete. Should we be unable to adapt effectively to market conditions, this could have an adverse effect on our business, results of operations and financial condition.
Changes in government monetary or fiscal policies may negatively impact our results. Most countries where our products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. In recent years, many governments have implemented measures designed to slow inflationary pressure in their countries (e.g. higher interest rates, reduced financial assets purchases). Continued periods of increased interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take further actions to vary the amount of liquidity and credit available in an economy. The impact of a change in liquidity and credit policies could negatively affect the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition. Government initiatives that are intended to stimulate demand for products sold by us, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, results of operations and financial condition.
Our future performance depends on our ability to innovate and on market acceptance of new or existing products. Our success depends on our ability to maintain or increase our market share in existing markets and to expand into new markets through the development of innovative, high-quality products that provide adequate profitability. We have a strategic plan covering investments in innovation designed to further develop existing, and create new, product and service offerings responsive to customer needs, including developing and delivering connected and precision technology solutions, automation, electrification and autonomy. Achievement of these objectives is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to design and produce products that meet our customers’ quality, performance and price expectations, our ability to develop effective sales, dealer training and marketing programs, and the ability of our dealers to support and service connected and precision technology solutions and emerging power solutions. Failure to develop and offer innovative products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, mobility and connected services, equipment electrification, battery or fuel cell technology and autonomy, or delays in bringing strategic new products to market, or the inability to adequately protect our intellectual property rights or supply products that meet regulatory requirements, including engine emissions requirements, could result in reduced revenue and market share, which could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to deliver precision technology solutions to our customers, it could materially adversely affect our performance. Our precision technology solutions include both hardware and software components that relate to guidance, connectivity, automation and autonomy. We must be able to successfully acquire, develop and introduce new precision technology solutions that improve productivity and result in sustainable farming techniques in order to remain competitive. We expect to make significant investments in research and development expenses, collaborative arrangements and other sources of technology to drive these outcomes. Such investments may not produce attractive solutions for our customers. We also may have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealers ability to support such solutions also may impact on our customers, acceptance and demand for such products. Further, we utilize automation and machine learning and artificial intelligence in some of our products. While the use of these emerging technologies can present significant benefits, it also creates risks and challenges. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security problems, and the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. If we are not able to deliver precision technology solutions with differentiated features and functionality, or these solutions are not effective, customers may not adopt technology solutions, which could have a material adverse effect on the Company’s reputation and business.
We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position. We own important intellectual property, including patents, trademarks, copyrights and trade secrets. Our intellectual property plays an important role in maintaining our competitive position in the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the intellectual property that we own or license. Despite our controls and safeguards, our technology may be misappropriated by other parties. The pursuit of remedies for any misappropriation of intellectual property is expensive and the ultimate remedies may be insufficient. Further, in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of our intellectual property is higher notwithstanding the efforts we undertake to protect it. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business, competitive position and results of operations.
We may not realize all of the anticipated benefits from our business improvement and cost reduction initiatives. As part of our strategic plan, we are actively engaged in a number of initiatives to strengthen our business and increase our productivity, market positioning, efficiency and cash flow, all of which we expect will have a positive long-term effect on our business, results of operations and financial condition. These initiatives include our enhanced focus on precision technology solutions and alternative propulsion, as well as other initiatives aimed at improving our product portfolio, customer focus and manufacturing and business processes. There can be no assurance that we will benefit from these initiatives or others to the extent anticipated, or that the estimated efficiency or cash flow improvements will be realized to the extent anticipated or at all. If these initiatives are not successful, they could have an adverse effect on our operations. We have implemented targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations. Failure to realize anticipated savings or benefits from our business initiatives and cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

We may not realize all of the anticipated benefits from our new Global Leadership Team strategic priorities. On July 29, 2024, we announced a new Global Leadership Team ("GLT"), which is designed to deliver the Company's strategic priorities for profitable long-term growth globally. The new GLT was designed to establish Agriculture as the Company's primary focus while redesigning the Construction segment as a distinct division, with dedicated resources and operational autonomy. This new structure simplified the leadership matrix and added Manufacturing and Quality & Customer Advocacy as functions. We believe that these changes will further support our segments in their mission to deliver customer-centric excellence and strategic growth. However, there can be no assurances that we will realize all of the anticipated benefits from these strategic initiatives. Implementing these changes involve complexities, costs and uncertainties, and could be disruptive to existing aspects of our business. In addition, there could be unintended or unforeseen consequences, such as loss of continuity, diversion of management’s attention from other operational activities, adverse impacts on our customers, loss of employees or other unintended costs. Failure to properly mitigate these risks could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
▪increased reliance on new partners and third party suppliers; and
▪problems in retaining customers and integrating operations, services, personnel, and customer bases.
If issues were to arise with respect to an acquisition or the parties to one or more of our joint venture or strategic alliances or other relationships for managerial, financial, or other reasons, or if such strategic alliances or other relationships were terminated, our product lines, businesses, results of operations and financial condition could be adversely affected.
Our business may be affected by climate change, unfavorable weather conditions or other calamities. Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of our agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth.Temperature affects the rate of growth, crop maturity, crop quality and yield.
Temperatures outside normal ranges can cause crop failure or decreased yields and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms, droughts, diseases and pests can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for our agricultural equipment in any given period. These conditions may also adversely impact the ability of our Financial Services customers to meet their payment obligations.
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
Regulators in Europe have also focused efforts on requiring and promoting enhanced disclosure related to sustainability. [The data required to adhere to such requirements may be based on new and changing reporting requirements, or based on data that is supplied by third parties, all of which could impact the quality and consistency of data.] We may face liabilities in connection with our efforts to comply with these disclosure requirements. In addition, in recent years, governments, policymakers and other stakeholders in other jurisdictions in which we operate have adopted new and evolving requirements and expectations with respect to sustainability-related disclosure and governance processes. Compliance with these requirements and expectations may require us to adopt new reporting or governance processes, which may be more complicated or costly due to diverging requirements across the different jurisdictions in which we operate. If we are unable to meet the expectations of governments, policymakers and other stakeholders with respect to our sustainability disclosure and governance practices, it could have an adverse effect on our business or reputation.
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
International trade policies may impact demand for our products and our competitive position. Government policies on international trade and investment such as sanctions, import quotas, capital controls, tariffs or other retaliatory measures imposed in response to tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, may affect the demand for our products, technology and services, impact the competitive position of our products or prevent us from being able to sell products to certain customers or in certain countries. Trade restrictions, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, could continue to limit, our ability to capitalize on current and future growth opportunities in international markets. These trade restrictions, and changes in, or uncertainty surrounding global trade policies, may affect our competitive position. For example, following the most recent election and administrative transition in the United States, there have been ongoing discussions and significant changes to United States trade policies, treaties, tariffs and taxes. To the extent that such policies, or any retaliatory measures imposed in response to such policies, impact our products or trade activities, or those of our customers or suppliers, it could have an adverse effect on our business, results of operations and financial condition.
OPERATIONAL RISKS
We depend on suppliers for raw materials, parts and components. We rely upon many suppliers for raw materials, parts and components that we require to manufacture our products. The failure by one or more of our suppliers to perform as expected could result in manufacturing delays, increased costs and could impact the quality and efficiency of our manufacturing capabilities. In addition, if the quality of the components or parts provided by our suppliers do not comply with regulatory requirements or otherwise do not meet our standards, it could adversely affect our business or reputation, as well as warranty costs. For example, one of our suppliers has incurred additional costs relating to additional validation testing for engines that were used in a subset of our products.
We cannot guarantee that we will be able to maintain access to raw materials, parts and components, and in some cases, this access may be affected by factors outside of our control and the control of our suppliers. Certain components and parts used in our products are available from a single supplier and cannot be quickly sourced from other suppliers. If required, the costs of switching suppliers may be substantial, and could adversely effect the quality and efficiency of our operations. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and wholegoods can adversely affect our ability to meet customer demand. For example, in the past, attacks on merchant ships in the Red Sea caused shipping companies to avoid this region, which have resulted in increased logistics costs. While we diligently monitor our supply chain risk and seek to respond promptly to address supply chain and logistics bottlenecks, there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.
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
Our existing operations and expansion plans in emerging markets entail significant risks. Our ability to grow our businesses depends to an increasing degree on our ability to increase market share and operate profitably worldwide and, in particular, in emerging market countries, such as Brazil, India, China, Argentina and Türkiye. In addition, we could increase our use of suppliers located in such countries. Our implementation of these strategies will involve a significant investment of capital and other resources and exposes us to multiple and potentially conflicting cultural practices, business practices and legal requirements that are subject to change, including those related to tariffs, trade barriers, investments, property ownership rights, taxation, and sanction, export control, currency exchange restrictions, capital flows restrictions and customs/import requirements. For example, we may encounter difficulties in obtaining necessary governmental approvals in a timely manner. In addition, we may experience delays and incur significant costs in constructing facilities, establishing supply channels, and commencing manufacturing operations. Further, customers in these markets may not readily accept our products as compared with products manufactured and commercialized by our competitors. The emerging market countries may also be subject to a greater degree of economic and political volatility that could adversely affect our financial position, results of operations and cash flows. Many emerging market economies have experienced slower growth, volatility, and other economic challenges in recent periods and may be subject to a further slowdown in gross domestic product expansion and/or be impacted by domestic political or currency volatility, potential hyperinflationary conditions, and/or increase of public debt.
Dealer equipment sourcing and inventory management decisions could adversely affect our sales. We sell our products primarily through independent dealers and are subject to risks relating to their inventory management decisions and operating and sourcing practices. Our dealers carry inventories of finished products and parts as part of ongoing operations and adjust those inventories based on their assessment of future sales opportunities and market conditions, including the level of used equipment inventory. If our dealers’ inventory levels are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our sales could be negatively impacted through the loss of time-sensitive sales if our dealers do not maintain an inventory sufficient to meet customer demand. Further, dealers who carry other products that compete with our products may focus their inventory purchases and sales efforts on goods provided by other suppliers due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, results of operations and financial condition.
Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations. In the ordinary course of business, we are involved in litigation and investigations on a wide range of topics, including securities laws in the U.S., and the European Union, employee, dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, product performance, asbestos, personal injury, regulatory and contract issues, indirect tax issues, and environmental claims. The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties, the imposition of remedial measures or the assertion of private litigation claims. We are currently conducting environmental investigatory or remedial activities at certain properties that are currently or were formerly, owned and/or operated by us, or which are being decommissioned. Failure to comply with these remedial measures in a timely manner could result in additional costs and other adverse consequences, including as a result of enforcement actions, fines and penalties, additional remedial measures, the assertion of private litigation claims or reputational damage.
We are also subject to regulation and oversight by securities regulatory authorities in the Netherlands and the United States. As of June 30, 2024, we determined that CNH no longer qualifies as a foreign private issuer, as defined under the Exchange Act. As a result, effective as of January 1, 2025, the Company is no longer eligible to use the rules designed for foreign private issuers and is subject to additional reporting requirements and other standards applicable to U.S. domestic issuers. These additional obligations may increase the cost for ensuring compliance with the applicable reporting requirements and may subject us to an enhanced risk of regulatory investigations and private litigation. The ultimate outcome of these legal matters pending against us is uncertain, and although such legal matters are not expected individually to have a material adverse effect on our financial position or profitability, such legal matters could, in the aggregate, in the event of unfavorable resolutions thereof, have a material adverse effect on our results of operations and financial condition. Furthermore, we could in the future be subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments that exceed our reserves, which could have a material adverse effect on our results of operations and/or financial position. For further information see “Note 15: Commitments and Contingencies” to the consolidated financial statements for the year ended December 31, 2024, for additional information.
A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability. We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our products and from customers of our financial services business, and connectivity services with and among equipment. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers, suppliers and dealers, as well as personally identifiable information of our dealers, customers and employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime, including through the use of artificial intelligence and machine learning, pose a significant risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. The third parties with which we do business are subject to similar cybersecurity risks. Any cybersecurity breach impacting the systems and networks of the third parties with which we do business could result in similar adverse effects on our business and reputation.
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

COMPLIANCE RISKS
We are subject to increasingly stringent and evolving laws that impose significant compliance costs. We are subject to comprehensive and constantly evolving laws, regulations and policies in numerous jurisdictions around the world. We expect the extent of legal requirements affecting our businesses and our costs of compliance to continue to increase in the future. Such laws govern, among other things, products – with requirements on emissions of polluting gases and particulate matter, increased fuel efficiency and safety becoming increasingly strict, and industrial plants – with requirements for reduced air emissions, treatment of waste and water, and prohibitions on soil contamination also becoming increasingly strict. To comply with such laws, we make significant investments in research and development and capital expenditures and expect to continue to incur substantial costs in the future. Failure to comply with such laws could limit or prohibit our ability to sell our products in a particular jurisdiction, expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. Liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws, including those that may be adopted or imposed in the future, could negatively impact our ability to conduct our operations and our results of operations and financial condition. In addition, there can be no assurance that we will not be adversely affected by costs, liabilities or claims with respect to any subsequently acquired operations.
Further, environmental, health and safety regulations change from time to time, as may related interpretations and other guidance. For example, changes in environmental and climate change laws, including laws relating to engine and equipment emissions, safety regulations, sustainability, fuel requirements, restricted substances, or greenhouse gas emissions, could lead to new or additional investments in product designs to comply with these regulations. Our internal combustion engines are primarily supplied by FPT Industrial S.p.A., a company controlled by Iveco N.V., and compliance with emissions regulations is contractually allocated to our suppliers. Failure of our suppliers to ensure compliance with the applicable regulations may subject us to administrative and legal proceedings and other material consequences. Further, we may experience production delays if our suppliers are unable to design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet applicable requirements could materially affect our performance.
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
We are subject to extensive laws and regulations, the violation of which could expose CNH to potential liabilities, increased costs and other adverse effects. Due to the global scope of our operations, we are subject to many laws and regulations that apply to our operations around the world, including the U.S. Foreign Corrupt Practices Act, and the U.K. Bribery Act, as well as a range of national anti-corruption and antitrust or competition laws that apply to conduct in a particular jurisdiction. These anti-corruption laws prohibit improper payments in cash or anything of value to improperly influence third parties to obtain or retain business or gain a business advantage. These laws tend to apply regardless of whether those practices are legal or culturally acceptable in a particular jurisdiction. Over the past several years there has been an increase in the enforcement of anti-corruption and antitrust or competition laws both globally and in particular jurisdictions and we have from time to time been subject to investigations and charges claiming violations of anti-corruption or antitrust or competition laws. We are committed to operating in compliance with all applicable laws, in particular, anti-corruption and antitrust or competition laws. We have implemented a program to promote compliance with these laws and to reduce the likelihood of potential violations. Our compliance program, however, may not in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that may violate the applicable laws or regulations of the jurisdictions in which we operate. Such improper actions could subject us to civil or criminal investigations and monetary, injunctive and other penalties as well as damage claims. Investigations of alleged violations of these laws tend to be expensive and require significant management time and attention, and these investigations of purported violations, as well as any publicity regarding potential violations, could harm our reputation and have a material adverse effect on our business, results of operations and financial position. For further information see "Note 15: Commitments and Contingencies” to the consolidated financial statements at December 31, 2024.
Changes in privacy laws could disrupt our business. The regulatory framework for privacy and data security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personal information and other data as part of our business operations. This data is subject to a variety of U.S. and foreign laws and regulations. For example, the European Union's General Data Protection Regulation imposes more stringent data protection requirements and provides significant penalties for noncompliance. New privacy laws will continue to come into effect around the world. We may be required to incur significant costs to comply with these and other privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.
New regulations or changes in financial services regulations could adversely impact us. Our Financial Services’ operations are highly regulated by governmental and banking authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. Failure to comply with such regulations could lead to enforcement actions, fines and penalties, the imposition of remedial measures or could result in the assertion of private litigation claims. In addition, an investigation or enforcement action in one jurisdiction could result in similar investigations or enforcement actions being initiated across multiple jurisdictions, further increasing our compliance costs. In North America, for example, our Financial Services segment is subject to regulations that affect the origination, servicing, and securitization of receivables as well as limit the ability of our customers to enter into hedging transaction or finance purchases of our equipment. Future regulations from federal, state or provincial regulators may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.
We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common shares may decline. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over financial accounting in each of the past two fiscal years. In connection with the preparation of our annual report for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting relating to the design and implementation of information technology, or IT, general controls in the areas of user access limits and segregation of duties related to enterprise resource planning (ERP) applications. We believe that we have taken appropriate actions to remediate this material weakness in internal control over financial reporting. In connection with the preparation of our annual report for the year ended December 31, 2024, we identified a subsequent material weakness in our control over financial reporting relating to deficiencies in the design and implementation of controls around the existence and completeness of raw material and work-in-process inventory. We are in the process of taking steps intended to remediate this new material weakness. For additional information, see “Item 9A. Controls and Procedures.”
If we fail to effectively remediate any material weakness in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may be unable to accurately or timely report our financial condition or results of operations. We also could become subject to sanctions or investigations by the securities exchange on which our common shares are listed, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and the trading price of our common shares may decline.
FINANCIAL AND TAXATION RISKS
Difficulty in obtaining financing or refinancing existing debt could impact our financial performance. Our performance depends on, among other things, our ability to finance debt repayment obligations and planned investments from operating cash flow, available liquidity, the renewal or refinancing of existing bank loans and/or facilities and access to capital markets or other sources of financing. A decline in revenues could have a negative impact on the cash-generating capacity of our operations. Consequently, we could find ourselves in the position of having to seek additional financing and/or having to refinance existing debt, including in unfavorable market conditions with limited availability of funding and a general increase in funding costs. Instability in global capital markets, including market disruptions, limited liquidity and interest rate and exchange rate volatility, could reduce our access to capital markets or increase the cost of our short and long-term financing. Any difficulty in obtaining financing could have a material adverse effect on our business, results of operations and financial position.
Our ability to access the capital markets or other forms of financing and related costs is highly dependent on, among other things, the credit ratings of CNH Industrial N.V., its subsidiaries, ABS and other debt instruments. Rating agencies may review and revise their ratings from time to time, and any downgrade or other negative action with respect to our credit ratings by one or more rating agencies may increase our cost of capital, potentially limit our access to sources of financing, and have a material adverse effect on our business, results of operations and financial condition.
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
Although we seek to manage our currency risk and interest rate risk, including through hedging activities, there can be no assurance that we will be able to do so successfully, and our business, results of operations and financial position could be adversely affected. In addition, by utilizing these instruments, we potentially forego the benefits that may result from favorable fluctuations in currency exchange and interest rates. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” to the consolidated financial statements at December 31, 2024.
We also face risks from currency devaluations. Currency devaluations result in a diminished value of funds denominated in the currency of the country suffering the devaluation.
Because Financial Services provides financing for a significant portion of our sales worldwide, our operations and financial results could be impacted materially should negative economic conditions affect the financial services industry. Negative economic conditions can have an adverse effect on the financial services industry in which Financial Services operates. Financial Services, through wholly-owned financial services subsidiaries and joint ventures, provides financing for a significant portion of our sales worldwide. Financial Services may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations, particularly during periods of economic downturns. Financial Services’ inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on our business. Financial Services’ liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions, like those experienced in 2024 that are likely to persist in 2025, could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact Financial Services’ write-offs and provision for credit losses. Financial Services may also experience residual value losses that exceed its expectations caused by lower pricing for used equipment and higher than expected equipment returns at lease maturity.
An increase in delinquencies or repossessions could adversely affect the results of Financial Services. Fundamental in the operation of Financial Services is the credit risk associated with its customers/borrowers. The creditworthiness of each customer, rates of delinquency and default, repossessions and net losses on loans to customers are impacted by many factors, including: relevant industry and general economic conditions; the availability of capital; the terms and conditions applicable to extensions of credit; the experience and skills of the customer’s management team; commodity prices; interest rates; political events, including government-mandated moratoria on payments; weather and other climate events; and the value of the collateral securing the extension of credit. An increase in delinquencies or defaults, or a reduction in repossessions could have an adverse impact on the performance of Financial Services and our earnings and cash flows. In addition, although Financial Services evaluates and adjusts its allowance for credit losses related to past due or non-performing receivables on a regular basis, adverse business conditions or other factors that might cause deterioration of the customers' financial health could change the timing and level of payments received and thus necessitate an increase in Financial Services’ reserves for estimated losses, which could have a material adverse effect on Financial Services’ and our results of operations and cash flows.
We may be exposed to shortfalls in our pension plans. At December 31, 2024, the funded status for our defined benefit pension, healthcare and other post-employment benefit plans was a deficit of $356 million. The funded status is subject to many factors, as discussed in “Management's Discussion and Analysis of Financial Conditions and Results of Operation—Critical Accounting Estimates—Pension and Other Post-employment Benefits,” as well as “Note 13: Employee Benefit Plans and Postretirement Benefits” to the consolidated financial statements for the year ended December 31, 2024.
To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flows from operations and other sources to pay our obligations as they become due. In addition, since the assets that currently fund these obligations are primarily invested in debt instruments and equity securities, the value of these assets is subject to changes due to market fluctuations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility. As of December 31, 2024, we had an aggregate of $26,882 million (including $23,173 million relating to Financial Services’ activities) of consolidated gross indebtedness, and our equity was $7,713 million, including non-controlling interests. The extent of our indebtedness could have important consequences on our operations and financial results, including:
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
These risks are exacerbated by the ongoing volatility in the financial markets, in part resulting from perceived strains on the finances and creditworthiness of several governments and financial institutions, and from continued concerns about global economic growth, particularly in emerging markets.
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
A breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations, and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNH’s credit ratings or those of one or more of its subsidiaries. For further information, see “Note 10: Debt” to the consolidated financial statements for the year ended December 31, 2024, for additional information.
CNH Industrial N.V. operates and will continue to operate, as a company that is resident in the U.K. for tax purposes; other tax authorities may treat CNH Industrial N.V. as being tax resident elsewhere. CNH Industrial N.V. is incorporated in the Netherlands. In order to maintain its tax residence in the U.K., CNH Industrial N.V.’s central management and control must be located (in whole or in part) in the U.K. The U.K. and Dutch competent authorities have agreed, following a mutual agreement procedure (as contemplated by the Netherlands-U.K. tax treaty), that CNH will be regarded as solely resident in the U.K. for purposes of the application of the Netherlands-U.K. tax treaty based on the facts and circumstances outlined in the Company’s mutual agreement application. If the facts upon which the competent authorities issued this ruling change over time, this ruling may be withdrawn or cease to apply and in that case the Netherlands may impose withholding taxes on dividends distributed to non-residents by CNH Industrial N.V. and may levy Dutch corporate income tax on CNH Industrial N.V. and tax authorities in jurisdictions outside the U.K. and the Netherlands could challenge the application of tax treaties, which could have a material adverse effect on our results of operations and financial condition.
CNH Industrial N.V. should not be deemed resident in Italy under Italian domestic law except to the extent of CNH Industrial N.V.'s Italian branch, and should be deemed resident exclusively in the U.K. from the date of its incorporation for purposes of the Italy-U.K. tax treaty. Because this analysis is highly factual and may depend on future changes in CNH’s management and organizational structure, tax authorities may disagree with our determination of the Company’s tax residence. Should CNH Industrial N.V. be treated as an Italian tax resident beyond its Italian branch, Italy may impose withholding taxes on dividends distributed by CNH Industrial N.V. and levy corporate income tax on CNH Industrial N.V.’s worldwide income, and tax authorities in jurisdictions outside of the U.K. and the Netherlands could challenge the application of tax treaties, which could result in a material adverse effect on our results of operations and financial condition.

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
The Organization for Economic Cooperation and Development (the "OECD") has proposed a global minimum tax of 15% of reported profits ("Pillar Two") that has been agreed upon in principle by over 140 countries. Pillar Two legislation has been enacted in one or more jurisdictions in which the Company operates and the Company has determined it is within the scope of the legislation. The Company has assessed the impact of the Pillar Two legislation and related transitional safe harbor provisions and does not expect the tax impacts of the legislation to have a material impact on the Company's financial results during 2024; however, the impact to the Company could change if other jurisdictions, such as the United States, enact counter-measures or if there are changes to the application or interpretation of the Pillar Two rules and corresponding safe harbors.
RISKS RELATED TO OUR COMMON SHARES
The loyalty voting program may affect the liquidity of our common shares and reduce our share price. CNH’s loyalty voting program was established to reward shareholders for maintaining long-term share ownership by granting at inception initial shareholders and subsequently any other person holding shares continuously for at least three years, the option to elect to receive special voting shares. Issuance of special voting shares is subject to various conditions set forth in the Company's constituting documents, including the registration of the common shares held by each shareholder requesting the issuance of special voting shares in the CNH Loyalty Register. Special voting shares have minimal economic entitlements and cannot be traded. In the event any shareholder holding such special voting shares intends to transfer its common shares from the CNH Loyalty Register, immediately prior to such transfer, any corresponding special voting shares shall be transferred to CNH for no consideration (om niet). This loyalty voting program is designed to encourage a stable shareholder base and, conversely, it may deter trading by those shareholders who are interested in gaining or retaining special voting shares. Therefore, the loyalty voting structure may reduce liquidity in our common shares and adversely affect their trading price when compared to a situation where the loyalty voting program did not exist.
The loyalty voting program may prevent or frustrate attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common shares may be lower as a result. The provisions of our Articles of Association establishing the loyalty voting program may make it more difficult for a third party to acquire, or attempt to acquire, control of CNH, even if a change of control is considered favorably by shareholders holding a majority of our common shares. As a result of the loyalty voting program, a relatively large proportion of the voting power of our common shares could be concentrated in a relatively small number of shareholders who would have significant influence over us. As of January 31, 2025, EXOR N.V. had a voting interest in CNH of approximately 45.3%. For further information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Note 22 Related Party Information to the consolidated financial statements at December 31, 2024. Such shareholders participating in the loyalty voting program could effectively prevent change of control transactions that may otherwise benefit our shareholders.
The loyalty voting program may also prevent or discourage shareholders’ initiatives aimed at changes in our management.
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
We assess, identify and manage risks from cybersecurity threats through our Information Technology Security and Compliance organization (“Cybersecurity Program”), which is part of our larger enterprise risk management framework. The Cybersecurity Program is currently overseen by the Audit Committee of the Board of Directors (the "Audit Committee") and is managed by our Chief Information Officer (“CIO”) and a dedicated Chief Information Security Officer (“CISO”). The CISO's organization has oversight of cybersecurity strategy, policy, standards, architecture and processes for the security of our enterprise network, and, information assets. The CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are updated to align with the changing threat landscape, our evolving business needs and global regulatory requirements. Our strategy includes risk assessments, risk and threat analysis, utilization of security tools, cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and security awareness and technical security trainings.
We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability These include the ongoing monitoring of our systems, including with the assistance of third-party vendors, conducting exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes. In addition, to promote security awareness throughout the Company, employees with an email address received training and access to security awareness materials in 2024. Further, we are implementing a program for the assessment and monitoring of security standards and control procedures for external suppliers and vendors.
Under the Cybersecurity Program, cybersecurity matters are generally managed by a combination of functional groups that report to the Company’s global leadership team, as appropriate, on matters such as enterprise level cybersecurity initiatives, threat intelligence and product cybersecurity risks and remediations.
Our Board of Directors (the "Board") addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our key risks and controls relating to information systems, including our assessment and mitigation of material risks from cybersecurity threats. The Audit Committee receives periodic reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from the CIO and CISO. In addition, on at least an annual basis, the Board receives reports, summaries or presentations from our CIO and CISO related to cybersecurity threats, risk, mitigation and related processes.
The CISO maintains and periodically updates a Cybersecurity Incident Response Plan which is a guide to respond effectively and efficiently to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm to our customers, operations, partners, employees and third parties, consistent with our legal obligations. As of the date of this report, we do not believe that risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."
Item 2.    Properties
As of December 31, 2024, we owned or leased 40 manufacturing facilities. We also own or lease other significant properties including spare parts depots, research laboratories, test tracks, warehouses, and office buildings. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.
The following table provides information about our manufacturing and engineering facilities as of December 31, 2024:

Location	Primary Functions	Approximate Covered Area (Sqm/ 000)
United States
Benson	SP Sprayers, Floaters; R&D Center	41
Burlington	Backhoe Loaders, Forklift trucks; R&D Center	91
Brookings	R&D center	1
Casa Grande	Area Testing	1
Davenport	R&D Center	11
Fargo	Tractors, Wheel Loaders; R&D Center	88
Grand Island	Combines, Windrowers, Bale Wagons	128
Goodfield	Tillage, Cultivators; R&D Center	39

Location	Primary Functions	Approximate Covered Area (Sqm/ 000)
Livonia	Battery Electric Vehicles; R&D Center	2
Lombard	R&D Center	2
Mt. Vernon	Tracks; R&D Center	7
New Holland	Hay & Forage; R&D Center	104
Oak Brook	R&D Center	14
Racine	R&D Center	9
Racine	Tractors, transmissions	105
Rapid City	R&D center	1
Scottsdale	Two R&D Centers, Digital and Satellite Navigation Technology	2
Sioux Falls	Precision Technology	16
Sioux Falls	Training and R&D Center	23
St. Nazianz	Self-propelled Sprayers; R&D Center	24
Wautoma	Aluminum sprayer booms	2
Wichita	Skid Steer Loaders; R&D Center	46
Brazil
Belo Horizonte (Contagem)	Crawler Excavators, Crawler Dozers, Wheel Loaders, Graders, Backhoe Loaders; R&D Center	58
Curitiba	Combines and Tractors; R&D Center	117
Piracicaba	Sugar Cane Harvesters, Sprayers, Planters; R&D Center	25
Sorocaba	Combines and others; R&D Center	188
Italy
Cesena	Mini and Midi Excavators	8
Jesi	Tractors	77
Lecce	TLBs, Wheel Loaders, Compact Wheel Loaders, Telehandlers; Graders; R&D Center	130
Modena	Components	102
S. Matteo	R&D Center	51
San Piero in Bagno	Mini and Midi Excavators; R&D Center	14
India
Gurgaon	ITC R&D Center	9
Noida	Tractors; R&D Center	95
Pithampur	TLBs, Chex, Vibratory Compactors, Skid Steer Loaders; R&D Center	48
Pune	Sugar Cane Harvesters; Combines; Balers and Tractors; R&D Center	85
Belgium
Antwerp	Components	77
Zedelgem	Combines, Forage Harvesters and Balers; R&D Center	154
Poland
Kutno	Cultivators, Planters, Headers, Grass Pick-ups; R&D Center	33
Plock	Combines, Balers and Headers; R&D Center	129
Warsaw	Product Development Precision Technology; R&D Center	1
China
Harbin	Combines, Tractors, Balers; R&D Center	121
Kunshan	Components	8
France
Coex	Grape Harvesters; R&D Center	26
Croix	Cabins	12

Location	Primary Functions	Approximate Covered Area (Sqm/ 000)
United Kingdom
Basildon (United Kingdom)	Tractors; R&D Center	129
Chynoweth (United Kingdom)	R&D liquid and compressed methane gas	1
Newquay (United Kingdom)	R&D liquid and compressed methane gas	1
Suffolk (United Kingdom)	Field Test site, Product Development; R&D Center	1
Others
Cordoba (Argentina)	Combines, Sprayers, Grain Headers, Tractors	35
Cowra (Australia)	Tillage; R&D Center	6
Mannum (Australia)	Seeding & Tillage; R&D Center	17
St. Valentin (Austria)	Tractors; R&D Center	54
Calgary (Canada)	R&D Center	1
Regina (Canada)	R&D Center	2
Saskatoon (Canada)	Sprayers, Planters, Seeders; R&D Center	61
Würzburg (Germany)	R&D Precision Technology	1
Metamorfosi (Greece)	R&D Sense and Act technology	1
Queretaro (Mexico)	Components	15
Hoorn (Netherlands)	R&D Autonomy	1
Tashkent (Uzbekistan)	Tractors	30
Item 3.     Legal Proceedings
CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product liability, asbestos, personal injury, emissions and/or fuel economy regulatory, competition law and other regulatory investigations and environmental claims. We are party to various unresolved investigations, claims and actions that our incidental to our business. The most significant of these matters are described in “Note 15: Commitments and Contingencies” to our Consolidated Financial Statements for the year ended December 31, 2024, which is incorporated by reference herein.
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
We maintain insurance with third party insurers to cover various risks arising from our business activities including, but not limited to, risk of loss or damage to our assets or facilities, business interruption losses, cybersecurity risks, general liability, automobile liability, product liability and directors' and officers' liability insurance. We believe that we maintain insurance coverage that is customary in our industry.
Item 4.    Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Listing Information
As of May 20, 2024, CNH Industrial N.V. common stock is single listed on the New York Stock Exchange ("NYSE") under the symbol "CNH". Prior to May 20, 2024, CNH Industrial N.V. common stock was single listed on the NYSE under the symbol "CNHI" and prior to January 2, 2024, CNH Industrial N.V. common stock also had a secondary listing on Euronext Milan in Italy.
Number of Shareholders
At January 31, 2025, there were 407 registered holders of our common stock, including 154 shareholders that hold special voting shares associated with their common shares. This number does not include stockholders who hold their stock through brokers, banks and other nominees.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our Common Stock with the total return on the S&P Midcap 400 Index and the S&P Midcap 400 Industrials Index for the five-year period ended December 31, 2024. It shows the growth of a $100 investment on December 31, 2019, including the reinvestment of all dividends. CNH was added to the S&P Midcap 400 in 2024. The S&P 500 and S&P 500 Industrials indexes were used in prior years and so are presented in the year of transition.

	Base Period	Years Ending
Company/Index	2019	2020	2021	2022	2023	2024
CNH	$100	$117	$178	$173	$135	$130
S&P Midcap 400	$100	$114	$142	$123	$144	$164
S&P Midcap 400 Industrials	$100	$116	$150	$132	$174	$198
S&P 500	$100	$118	$152	$125	$158	$197
S&P 500 Industrials	$100	$111	$135	$127	$150	$176
Dividends
CNH's dividend policy allows for annual dividends of between 25-35% of its consolidated net income in any one year. While the Company currently expects a cash dividend to be paid in the future, future dividend payments will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for information about our equity compensation plans, which is incorporated by reference herein.
Issuer Purchases of Equity Securities
In February 2024, the Company’s Board of Directors authorized a $500 million share buyback program, which became effective March 1, 2024, under which the Company may repurchase its common shares in the open market or through privately negotiated or other transactions, including at the Company’s election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
The Company’s purchases of its common shares under the buyback programs during the fourth quarter of 2024, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
10/1/2024 - 10/31/2024	692,299	11.01	692,299	354,699,515
11/1/2024 -11/30/2024	475,815	10.52	475,815	349,694,750
12/1/2024 - 12/31/2024	—	—	—	349,694,750
Total	1,168,114		1,168,114	349,694,750
Taxation
Nothing within this section should be considered or relied upon as tax advice. Rather, all prospective purchasers and holders of CNH stock, regardless of their country of residency, should consult their own tax advisors regarding the U.S. federal, state, local and foreign tax consequences of owning and disposing of CNH stock based upon their particular circumstances.
Taxation of Loyalty Voting Program
The Company maintains a Loyalty Register which provides for special voting shares to reward long-term ownership of the Company’s common shares and to promote stability of its shareholder base, as further defined in Note 17 to the Financial Statements.
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
Netherlands Taxation
This section summarizes solely the principal Dutch tax consequences of the acquisition, the ownership and the disposal of CNH common shares and / or special voting shares, by Non-Resident holders of such shares (as defined below). It does not purport to describe every aspect of Dutch taxation that may be relevant to a particular holder of CNH common shares and, if applicable, CNH special voting shares. Tax matters are complex, and the tax consequences to a particular holder of CNH common shares and, if applicable, CNH special voting shares, will depend in part on such holder’s circumstances. Shareholders and any potential investor should consult their own tax advisors regarding the Dutch tax consequences of acquiring, owning and disposing of CNH common shares and, if applicable, CNH special voting shares in their particular circumstances.
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
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
See the information under the caption “Management’s Discussion and Analysis,” which is incorporated by reference herein.
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
Credit Risk
Our credit concentration risk differs in relation to the activities carried out by the segments and end markets in which we operate; the risk is partially mitigated by the large number of counterparties and customers. Considered from a global point of view, however, there is a concentration of credit risk in trade receivables and receivables from financing activities, in particular dealer financing in the European Union market and in North America, as well as in South America for Agriculture and Construction.
Financial assets are recognized in the statement of financial position net of write-downs for the risk that counterparties may be unable to fulfill their contractual obligations, determined on the basis of the available information as to the creditworthiness of the customer and historical data.
The maximum credit risk to which we were theoretically exposed at December 31, 2024 is represented by the carrying amounts stated for financial assets in the statement of financial position and the nominal value of the guarantees provided on debt or commitments of third parties.
Dealers and final customers are generally subject to specific assessments of their creditworthiness under a detailed scoring system. In addition to carrying out this evaluation process, we may also obtain financial and non-financial guarantees for risks arising from credit granted for the sale of equipment and related parts. These guarantees are further secured, where possible, by retention of title clauses or specific guarantees on financed equipment sales to the distribution network and on equipment under finance or leasing agreements.
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
Receivables for financing activities amounted to $23,085 million at December 31, 2024 ($24,249 million at December 31, 2023) containing balances totaling $424 million ($363 million at December 31, 2023) that have been written down. In addition, balances totaling $235 million ($184 million at December 31, 2023) were either past due or in nonaccrual status. In the event of installment payments, even if only one installment is overdue, the whole amount of the receivable is classified as such.
Trade receivables totaling $125 million at December 31, 2024 ($133 million at December 31, 2023) contain balances totaling $21 million ($24 million at December 31, 2023) that have been written down.
Currency Risk
We are exposed to risk resulting from changes in exchange rates, which can affect our earnings and equity.
Where one of our subsidiaries incurs costs in a currency different from that of its revenues, any change in exchange rates can affect the net income/(loss) of that company. We estimate that in 2024, the total net trade flows exposed to currency risk amounted to the equivalent of 20% of our revenue (21% in 2023). The principal exchange rates to which we are exposed are the following:
•EUR/USD, in relation to the production/purchases of Agriculture and Construction in the Euro area
•USD/BRL and EUR/BRL, in relation to production in Brazil and the respective import/export flows;
•AUD/USD, mainly in relation to sales made by Agriculture and Construction in Australia;
•EUR/GBP, predominately in relation to sales on the U.K. market.
Trade flows exposed to changes in these exchange rates in 2024 made up approximately 73% of the exposure to currency risk from trade transactions.
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
The assets and liabilities of consolidated companies whose functional currency is different from the U.S. dollar may acquire converted values in U.S. dollars which differ over time as a function of the fluctuation in exchange rates.
We monitor our principal exposure to conversion exchange risk, although there was no specific hedging in place at December 31, 2024. There were no substantial changes in 2024 in the nature or structure of exposure to currency risk or in our hedging policies.
Sensitivity Analysis
The potential loss in fair value of derivative financial instruments held for currency risk management (currency swaps/forwards, currency options, interest rate and currency swaps) at December 31, 2024, resulting from a hypothetical change of 10% in the relevant exchange rates amounted to approximately $113 million ($167 million at December 31, 2023). The valuation model for currency options assumes that market volatility at year-end remains unchanged.
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
The potential loss in fair value of fixed rate financial instruments (including the effect of interest rate derivative financial instruments) held at December 31, 2024, resulting from a hypothetical, unfavorable and instantaneous change of 10% in market interest rates, would have been approximately $15 million (approximately $21 million at December 31, 2023).
Floating rate financial instruments consist principally of cash and cash equivalents, wholesale receivables, debt, and ABS securities. The effect of the sale of receivables is also considered in the sensitivity analysis as well as the effect of hedging derivative instruments.
A hypothetical change of 10% in short-term interest rates at December 31, 2024, applied to floating rate financial assets and liabilities, operations for the sale of receivables and derivative financial instruments, would have caused increased net expenses before taxes, on an annual basis, of approximately $20 million (approximately $10 million at December 31, 2023).
This analysis is based on the assumption that there is a hypothetical change of 10% in interest rates across homogeneous categories. A homogeneous category is defined on the basis of the currency in which the financial assets and liabilities are denominated.
Item 8.    Financial Statements and Supplementary Data
See the Consolidated Financial Statements and notes thereto and supplementary data, which are incorporated by reference herein.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, and the material weakness noted below, we believe that, as of December 31, 2024 our internal control over financial reporting was not effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page 38.

Material Weakness in Internal Control over Financial Reporting – Inventory Management
In connection with the preparation of our Annual report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness relates to deficiencies in the operating effectiveness of internal controls related to the existence and completeness of raw material and work-in-process inventory.
These control deficiencies have not resulted in an error or misstatements to our financial statements or the need to revise any previously published financial results. However, the control deficiencies could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
We, with the oversight of the Audit Committee of the Board of Directors, are taking actions to remediate the material weakness in internal control over financial reporting. Such remediation actions include:
•Develop a remediation plan, which will include hiring consulting professionals with knowledge and experience specific to cycle count internal controls to assist us in evaluating and making recommendations to improve our current raw material and work-in-process cycle count program and controls, including more effective use of the IT systems used to facilitate these cycle counts, to ensure compliance with our policy;
•Performing full-physical inventory counts of raw material and work-in-process inventory in the fourth quarter of 2025 at certain locations;
•Developing standard operating procedures to ensure consistent communication of the raw material and work-in-process inventory count process and adherence to our cycle count policy at facilities managed by us and third-party warehouse service providers;
•Providing training on standard operating procedures, cycle count policy and related internal controls to plant personnel responsible for the cycle count program and inventory processes to ensure the controls are operating effectively going forward.
Changes in Internal Control over Financial Reporting
As described above, the Company has identified a material weakness related to inventory management. We are undertaking the remediation actions described above to remediate the material weakness that exists as of December 31, 2024. There have been no other changes in our internal control over financial reporting during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CNH Industrial N.V. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: material weakness related to the operating effectiveness of internal controls related to the existence and completeness of raw material and work-in-process inventory. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2025

Item 9B.    Other Information
Director and Executive Officer Trading Arrangements
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item regarding our executive officers appears as Item 1 of this Report under the caption "Information about our Executive Officers". The remaining information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2025 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K, which, if required, will be filed no later than 120 days after December 31, 2024.
Code of Ethics
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
Insider Trading Policies and Procedures
We have adopted an insider trading policy and related procedures governing the purchase, sale and/or other distribution of our securities by directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policies and procedures are filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2025 Annual General Meeting, prepared in accordance with applicable requirements, will be filed no later than 120 days after December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2025 Annual General Meeting, prepared in accordance with applicable requirements, which will be filed no later than 120 days after December 31, 2024.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2025 Annual General Meeting, prepared in accordance with applicable requirements, which will be filed no later than 120 days after December 31, 2024.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be contained in the Company’s Notice of Meeting and Proxy Statement for its 2025 Annual General Meeting, prepared in accordance with applicable requirements, which will be filed no later than 120 days after December 31, 2024.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Financial Statements - CNH Industrial N.V. and Subsidiaries
The following are contained in this Annual Report on Form 10-K:
The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 71 immediately following the signature pages of this Report.
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

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act
10.1*	CNH Industrial N.V. Directors’ Compensation Plan (Previously filed as Exhibit 10.2 to the report on Form 8-K of the registrant on May 9, 2024 (File No. 001-36085) incorporated herein by reference).
10.2*
Case New Holland Industrial Inc. 2005 Deferred Compensation Plan, restated effective January 1, 2012 (Previously filed as Exhibit 4.9 to the Annual Report on Form 20-F of the registrant for the year ended December 31, 2014 (File No. 001-36085) and incorporated herein by reference).

10.3*	CNH Industrial N.V. Equity Incentive Plan (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on May 9, 2024 (File No. 001-36085) incorporated herein by reference).
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

10.8
Agreement and Plan of Merger among Raven Industries, Inc., CNH Industrial N.V. and CNH Industrial South Dakota, Inc. (Previously filed as Exhibit 99.2 to Form 6-K of the registrant on June 21, 2021 and incorporated herein by reference).

10.9	Credit Agreement, dated April 19, 2024, by and among CNH Industrial N.V., Citibank Europe PLC, UK Branch, as Facility Agent, and the banks listed therein
10.11*
Form of Restricted Stock Units Agreement (2023-2025) (Previously filed as Exhibit 10.13 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2023 and incorporated herein by reference)

10.12*
Form of Performance Share Agreement (2023-2025) (Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2023 and incorporated herein by reference)

10.13*	Form of Restricted Stock Units Agreement (2024-2026)
10.14*	Form of Performance Share Agreement (2024-2026)
10.15*
Executive Employment Agreement with Gerrit Marx (Previously filed as Exhibit 10.1 to the the report on Form 8-K of the registrant on June 28, 2024 (File No. 001-36085) and incorporated herein by reference).

10.16*
Letter Agreement dated April 20, 2024 with Scott W. Wine (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on April 22, 2024 (File No. 001-36085) and incorporated herein by reference).

10.17*
Amendments to Employment Agreement with Kevin Barr (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on January 12, 2024 (File No. 001-36085) and incorporated herein by reference).

10.18*
Letter Agreement dated May 30, 2024 with Derek Neilson (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on May 31, 2024 (File No. 001-36085) and incorporated herein by reference).

10.19*
Executive Employment Agreement with Stefano Pampalone (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on January 14, 2025 (File 001-36085) and incorporated herein by reference).

19.1	Insider Trading Policy
21.0	Subsidiaries and affiliates of the registrant
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of CNH Industrial N.V., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CNH Industrial N.V., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of CNH Industrial N.V. and Chief Financial Officer of CNH Industrial N.V., as required pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
97.1	Compensation Recovery Policy of CNH Industrial N.V.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CLA	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101
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

CNH INDUSTRIAL N.V. (Registrant)

By:	/s/ GERRIT MARX
Gerrit Marx
Chief Executive Officer
Date: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Each person signing below also appoints Gerrit Marx, Oddone Incisa, and Roberto Russo, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable CNH Industrial N.V. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Date	Signature	Title

February 28, 2025	/s/ GERRIT MARX	Chief Executive Officer
Gerrit Marx

February 28, 2025	/s/ ODDONE INCISA	Chief Financial Officer
	Oddone Incisa	(Principal Financial Officer and Principal Accounting Officer)

February 28, 2025	/s/ SUZANNE HEYWOOD	Executive Director and Chair of the Board
Suzanne Heywood

February 28, 2025	/s/ ELIZABETH BASTONI	Director
Elizabeth Bastoni

February 28, 2025	/s/ HOWARD W. BUFFETT	Director
Howard W. Buffett

February 28, 2025	/s/ RICHARD J. KRAMER	Director
Richard J. Kramer

February 28, 2025	/s/ KAREN LINEHAN	Director
Karen Linehan

February 28, 2025	/s/ ALESSANDRO NASI	Director
Alessandro Nasi

February 28, 2025	/s/ VAGN SORENSEN	Director
Vagn Sørensen

February 28, 2025	/s/ ÅSA TAMSONS	Director
Åsa Tamsons

Management's Discussion and Analysis
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the Company's financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements.
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
Overview
CNH is an equipment and services company engaged in the design, production, marketing, sale, and financing of agricultural and construction equipment.
CNH operates across three business segments: Agriculture, Construction and Financial Services. CNH refers to its Agriculture and Construction operations as "Industrial Activities".
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
For our Agriculture segment, the key factors influencing sales are the level of net farm income, which is influenced by commodity prices, and, to a lesser extent, general economic conditions, interest rates and the availability of financing and related subsidy programs. Variations by region and product are also attributable to differences in typical climate and farming calendars, as well as extraordinary weather conditions.
For our Construction segment, sales levels for heavy construction equipment are particularly dependent on the expected level of major infrastructure construction and repair projects, which is a function of expected economic growth and government spending. For light construction equipment, the principal factor influencing demand is the level of residential and commercial construction, remodeling and renovation, which is influenced in turn by interest rates and availability of financing, as well as, in the residential sector, levels of disposable income and, in the commercial sector, the broader economic cycle.
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
Personnel costs change over time and are impacted by the terms of collective bargaining agreements, inflation and average number of employees. A significant proportion of our employees are based in countries where labor laws impose significant protection of employees’ rights and, accordingly, we have limited ability to downsize our personnel in response to a decrease in production during periods of market downturn.
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
Global Business Conditions
The global economy is experiencing volatile disruptions due to a combination of factors, including geopolitical events, shifts in trade and economic policies from the new U.S. presidential administration, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services used in the Company's operations in 2024, and are expected to persist in 2025. These factors also affect our customers' profitability, impacting their ability to achieve higher returns on their output, and reducing their purchasing power and demand for our products. The Company is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, have on its business, customers, and suppliers.
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
As of December 31, 2024, CNH’s non-GAAP financial measures are defined as follows:
Adjusted EBIT of Industrial Activities
Adjusted EBIT of Industrial Activities is defined as net income (loss) before: income taxes, Financial Services' results, Industrial Activities' interest expenses, net, foreign exchange gains/losses, finance and non-service component of pension and other post-confirm this term is employment benefit costs, restructuring expenses, and certain non-recurring items. Such non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
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
Revenues on a Constant Currency Basis
CNH discusses the fluctuations in revenues on a constant currency basis by applying the prior year average exchange rates to current year’s revenues expressed in local currency in order to eliminate the impact of foreign exchange rate fluctuations from year to year.
Free Cash Flow of Industrial Activities
Free Cash Flow of Industrial Activities (or Industrial Free Cash Flow) refers to Industrial Activities, only, and is computed as consolidated cash flow from operating activities less: cash flow from operating activities of Financial Services; investments of Industrial Activities in property, plant and equipment, intangible assets, and assets sold under operating leases; change in derivatives hedging debt of Industrial Activities; as well as other changes and intersegment eliminations.

Operating Results
The operations, key financial measures, and financial analysis differ significantly for manufacturing and distribution businesses (Industrial Activities) and financial services businesses; therefore, management believes that certain supplemental disclosures are important in understanding our consolidated operations and financial results. For further information, see “Supplemental Information” within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.
2024 Compared to 2023
Consolidated Results of Operations

(in millions of dollars)	2024	2023(1)
Revenues
Net sales	$17,060	$22,080
Finance, interest and other income	2,776	2,607
Total Revenues	19,836	24,687
Costs and Expenses
Cost of goods sold	13,350	16,838
Selling, general and administrative expenses	1,712	1,863
Research and development expenses	924	1,041
Restructuring expenses	118	67
Interest expense	1,611	1,345
Other, net	664	830
Total Costs and Expenses	18,379	21,984
Income (loss) of Consolidated Group before Income Taxes	1,457	2,703
Income tax expense	(336)	(594)
Equity in income of unconsolidated subsidiaries and affiliates	138	178
Net income (loss)	1,259	2,287
Net income attributable to noncontrolling interests	13	12
Net income (loss) attributable to CNH Industrial N.V.	$1,246	$2,275
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
Revenues
We recorded revenues of $19,836 million in 2024, a decline of 19.6% (down 18.7% on a constant currency basis) compared to 2023. This decline was mainly due to lower shipment volumes on decreased industry demand and dealer destocking.
Cost of Goods Sold
Cost of goods sold were $13,350 million in 2024 compared to $16,838 million in 2023, a decrease of 20.7% year over year. As a percentage of net sales, cost of goods sold was 78.3% in 2024 (76.3% in 2023), the increase in the percentage from 2023 reflects lower production volumes and unfavorable mix, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased to $1,712 million in 2024 (8.6% of revenues) from $1,863 million in 2023 (7.5% of revenues). The year over year decrease is primarily due to lower labor costs, driven by the Company's restructuring program and lower variable compensation, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development
In 2024, R&D expenses were $924 million compared to $1,041 million in 2023. The expense in both years was primarily attributable to continued investment in new products, technologies and digital solutions.

Restructuring Expenses
The Company incurred restructuring costs of $118 million and $67 million in 2024 and 2023, respectively. The Company’s restructuring program announced in November 2023 targeted both labor and non-labor SG&A expenses. This program was completed in 2024, and the Company has incurred a total of $128 million from launch to December 31, 2024, under it.
Interest Expense
Interest expense increased to $1,611 million in 2024 from $1,345 million in 2023 primarily due to higher average interest rates and higher external borrowings. The interest expense attributable to Industrial Activities, net of interest income and eliminations, was $152 million in 2024 compared to $76 million in 2023 primarily due to higher external borrowings to support working capital requirements and higher average interest rates.
Other, net
Other, net expenses were $664 million in 2024 and included a pre-tax gain of $24 million ($18 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $14 million for investment fair value adjustments, partially offset by a loss of $17 million on the sale of certain non-core product lines.
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
Income Taxes

(in millions of dollars, except percentages)	2024	2023(1)
Income (loss) of Consolidated Group before Income Taxes	$1,457	$2,703
Income tax expense	$336	$594
Effective tax rate	23.1%	22.0%
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
In 2024, income taxes were an expense of $336 million, compared to a tax expense of $594 million in 2023. The effective tax rates for 2024 and 2023 were 23.1% and 22.0%, respectively. The decreased tax expense in 2024, as compared to 2023, was largely attributable to lower profit-before tax and the tax impact from Argentina’s highly inflationary economy. The 2024 tax expense was also reduced by the recognition of $29 million of previously unrecognized deferred tax assets in China, offset by the derecognition of $35 million deferred tax assets in Argentina, increases in withholding tax on dividends, and lower benefit from U.S. exports.
The 2023 effective tax rate was reduced by the recognition of $99 million of previously unrecognized deferred tax assets in the United Kingdom, lower profitability in high-tax jurisdictions as a percent of total profit, higher credits and incentives, and the tax benefits related to the sale of CNH Industrial Russia; offset the tax impact from the Argentina highly inflationary economy and discrete tax expense associated with prior periods.
The Organization for Economic Cooperation and Development (the "OECD") has proposed a global minimum tax of 15% of reported profits ("Pillar Two") that has been agreed upon in principle by over 140 countries. Pillar Two legislation has been enacted in one or more jurisdictions in which the Company operates and the Company has determined that it falls within the scope of the legislation. The Company has assessed the impact of the Pillar Two legislation and related transitional safe harbor provisions and does not expect the tax impacts of the legislation to have a material impact on the Company’s financial results during 2024.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $138 million in 2024 compared to $178 million in 2023 primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.

Industrial Activities and Business Segments
The following tables include Revenues and Adjusted EBIT of Industrial Activities by segment. We have also included a discussion of our results of Industrial Activities and of each of our segments.

(in millions of dollars, except percentages)	2024	2023	% Change	% Change excl. FX
Revenues:
Agriculture	$14,007	$18,148	(22.8)%	(22.1)%
Construction	3,053	3,932	(22.4)%	(21.4)%
Total Net sales of Industrial Activities	17,060	22,080	(22.7)%	(21.9)%
Financial Services	2,774	2,573	7.8%	10.1%
Eliminations and other	2	34
Total Revenues	$19,836	$24,687	(19.7)%	(18.7)%

(in millions of dollars, except percentages)	2024	2023(1)	$ Change	2024 Adj EBIT Margin(1)	2023 Adj EBIT Margin
Adjusted EBIT by Segment:(2)
Agriculture	$1,470	$2,636	$(1,166)	10.5%	14.5%
Construction	169	238	(69)	5.5%	6.1%
Eliminations and other	(235)	(240)	5
Adjusted EBIT of Industrial Activities	$1,404	$2,634	$(1,230)	8.2%	11.9%
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
(2) A reconciliation from the most closely related U.S. GAAP measure to this non-GAAP measure is included on page 53.
Net sales of Industrial Activities were $17,060 million in 2024, down 22.7% compared to the prior year (down 21.9% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and dealer destocking.
Adjusted EBIT of Industrial Activities was $1,404 million in 2024 ($2,634 million in 2023), with an Adjusted EBIT margin of 8.2%. The decline was primarily due to lower shipment volumes on decreased industry demand and unfavorable mix in the Agriculture segment; partially offset by improved purchasing and manufacturing costs, along with a reduction in SG&A expenses.
Business Segment Performance
Agriculture
Net Sales
The following table includes Agriculture net sales by geographic region in 2024 compared to 2023:
Agriculture Sales – by geographic region:

(in millions of dollars)	2024	2023	% Change
North America	$5,839	$7,157	(18.4)%
Europe, Middle East and Africa	4,267	5,878	(27.4)%
South America	2,280	3,178	(28.3)%
Asia Pacific	1,621	1,935	(16.2)%
Total	$14,007	$18,148	(22.8)%
Net sales for Agriculture were $14,007 million in 2024, a 22.8% decline (down 22.1% on a constant currency basis) compared to 2023. This decline is mainly due to lower shipment volumes on decreased industry demand across all regions and dealer inventory unit requirements across all regions.
In North America, industry volume was down 16% year over year in 2024 for tractors over 140 hp and was down 13% for tractors under 140 hp; combines were down 22%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 13% and 43%, respectively, of which Europe tractor and combine demand was down 12% and 35%, respectively. South America tractor demand was down 9% and combine demand was down 31%. Asia Pacific tractor demand was down 1% and combine demand was up 11%.

Adjusted EBIT
Adjusted EBIT was $1,470 million in 2024, compared to $2,636 million in 2023. The decline was mostly driven by lower shipment volumes and unfavorable mix, partially offset by improved purchasing and manufacturing costs, along with a reduction in SG&A expenses. R&D investments accounted for 5.9% of sales (5.2% in 2023). Adjusted EBIT margin was 10.5%.
Construction
Net Sales
The following table includes Construction net sales by geographic region in 2024 compared to 2023:
Construction Sales – by geographic region:

(in millions of dollars)	2024	2023	% Change
North America	$1,633	$2,253	(27.5)%
Europe, Middle East and Africa	660	851	(22.4)%
South America	540	559	(3.4)%
Asia Pacific	220	269	(18.2)%
Total	$3,053	$3,932	(22.4)%
Net sales for Construction were $3,053 million in 2024, a decline of 22.4% (down 21.4% on a constant currency basis) compared to 2023, due to lower shipment volumes across all regions driven mainly by lower market demand and dealer destocking.
Global industry volume for construction equipment increased 1% year over year in 2024 for Heavy construction equipment; Light construction equipment was down 7%. Aggregated demand decreased 5% in North America and 12% in EMEA, respectively, and increased 13% in South America and 3% for Asia Pacific, particularly in China.
Adjusted EBIT
Adjusted EBIT was $169 million in 2024, compared to $238 million in 2023. The decline was primarily due to lower volumes, partially offset by improved purchasing and manufacturing costs, along with lower SG&A expenses. Adjusted EBIT margin was 5.5%.
Financial Services Performance
Finance, Interest and Other Income
Financial Services reported revenues of $2,774 million in 2024, up 7.8% compared to 2023 (up 10.1% on a constant currency basis) due to favorable volumes in all regions except EMEA and higher yields in all regions, except South America; partially offset by lower used equipment sales due to decreased operating lease maturities.
Net Income
Net income for Financial Services was $379 million in 2024, an $8 million increase compared to 2023, primarily due to favorable volumes in all regions except EMEA, margin improvement in all regions except Asia Pacific, and a favorable effective tax rate due to Argentina inflation adjustment in the current year; partially offset by increased risk costs due to higher delinquencies in South America, increased specific reserve needs in North America, the derecognition of previously recognized deferred tax assets in Argentina, and lower used equipment sales from less operating lease maturities.
In 2024, retail originations (including unconsolidated joint ventures) were $11.4 billion, down $0.1 billion compared to 2023 (flat on a constant currency basis). The managed portfolio (including unconsolidated joint ventures) was $27.8 billion as of December 31, 2024 (of which retail was 68% and wholesale 32%), down $1.1 billion compared to December 31, 2023 (up $1.0 billion on a constant currency basis).
At December 31, 2024, the receivable balance greater than 30 days past due as a percentage of receivables was 1.9% (1.4% as of December 31, 2023) due to economic and environmental factors impacting farmers, specifically in South America.

2023 Compared to 2022
Please refer to the “Management’s Discussion and Analysis” section of our 2023 Form 10-K.
Reconciliation of Adjusted EBIT to Net Income (Loss)
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S.
GAAP financial measure.

	Years Ended December 31,
(in millions of dollars)	2024	2023(1)	2022
Agriculture	$1,470	$2,636	$2,456
Construction	169	238	124
Unallocated items, eliminations and other(2)	(235)	(240)	(147)
Total Adjusted EBIT of Industrial Activities	1,404	2,634	2,433
Financial Services Net Income	379	371	338
Financial Services Income Taxes	110	136	125
Interest expense of Industrial Activities, net of interest income and eliminations	(152)	(76)	(119)
Foreign exchange gains (losses), net of Industrial Activities	(15)	(105)	(59)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(3)	(10)	(4)	124
Restructuring expense of Industrial Activities	(117)	(65)	(31)
Other discrete items of Industrial Activities(4)	(4)	(10)	(25)
Income (loss) before taxes	1,595	2,881	2,786
Income tax benefit (expense)	(336)	(594)	(747)
Net income (loss)	$1,259	$2,287	$2,039
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
(2) Unallocated items, eliminations and other primarily includes certain corporate costs and other operating expenses and incomes not allocated to segments' results.
(3) In the years ended December 31, 2024, 2023, and 2022, this item includes a pre-tax gain of $24 million, $24 million, and $24 million, respectively as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the years ended December 31, 2022 this item includes the pre-tax gain of $90 million respectively as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S.
(4) In the year ended December 31, 2024, this item includes a loss of $17 million on the sale of certain non-core product lines and a gain of $14 million for investment fair value adjustments. In the year ended December 31, 2023, this item includes a loss of $23 million on the sale of the CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann. In the year ended December 31, 2022, this item included $43 million of asset write-downs, $25 million of separation costs incurred in a connection with our spin-off of the Iveco Group Business and $22 million of costs related to the activity of the Raven segments held for sale, including the loss on the sale of the Engineered Films and Aerostar divisions, partially offset by a $65 million dollar gain on the sale of our Canada parts depot.

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
Financial Services—The financial information captioned “Financial Services” reflects the consolidation or combination of Financial Services business.

	Statement of Operations
	Year Ended December 31, 2024					Year Ended December 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$17,060	$—	$—		$17,060	$22,080	$—	$—		$22,080
Finance, interest and other income	130	2,774	(128)	(3)	2,776	206	2,573	(172)	(3)	2,607
Total Revenues	17,190	2,774	(128)		19,836	22,286	2,573	(172)		24,687
Costs and Expenses
Cost of goods sold	13,350	—	—		13,350	16,838	—	—		16,838
Selling, general & administrative expenses	1,380	332	—		1,712	1,645	218	—		1,863
Research and development expenses	924	—	—		924	1,041	—	—		1,041
Restructuring expenses	117	1	—		118	65	2	—		67
Interest expense	282	1,457	(128)	(4)	1,611	282	1,235	(172)	(4)	1,345
Other, net	150	514	—		664	201	629	—		830
Total Costs and Expenses	16,203	2,304	(128)		18,379	20,072	2,084	(172)		21,984
Income (loss) of Consolidated Group before Income Taxes	987	470	—		1,457	2,214	489	—		2,703
Income tax expense	(226)	(110)	—		(336)	(458)	(136)	—		(594)
Equity income (loss) of unconsolidated subsidiaries and affiliates	119	19	—		138	160	18	—		178
Net income (loss)	$880	$379	$—		$1,259	$1,916	$371	$—		$2,287
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) See Note 23 Immaterial Revision of Prior Period Financial Statements.
(3) Eliminations of Financial Services' interest income earned from Industrial Activities.
(4) Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	Year Ended December 31, 2024					Year Ended December 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$2,332	$859	$—		$3,191	$3,532	$790	$—		$4,322
Restricted cash	89	586	—		675	96	627	—		723
Trade receivables, net	121	11	(7)	(3)	125	136	9	(12)	(3)	133
Financing receivables, net	218	23,528	(661)	(4)	23,085	393	24,539	(683)	(4)	24,249
Financial receivables from Iveco Group N.V.	50	118	—		168	302	78	—		380
Inventories, net	4,713	63	—		4,776	5,522	23	—		5,545
Property, plant and equipment, net	1,935	1	—		1,936	1,912	1	—		1,913
Investments in unconsolidated subsidiaries and affiliates	371	119	—		490	356	123	—		479
Equipment under operating leases	44	1,422	—		1,466	39	1,378	—		1,417
Goodwill	3,446	138	—		3,584	3,473	141	—		3,614
Other intangible assets, net	1,197	24	—		1,221	1,266	26	—		1,292
Deferred tax assets	899	134	(106)	(5)	927	933	181	(135)	(5)	979
Derivative assets	82	132	(18)	(6)	196	48	104	(16)	(6)	136
Other assets	1,180	119	(206)	(3)	1,093	1,149	119	(183)	(3)	1,085
Total Assets	$16,677	$27,254	$(998)		$42,933	$19,157	$28,139	$(1,029)		$46,267
Liabilities and Equity
Debt	$4,499	$23,173	$(790)	(3) (4)	$26,882	$4,433	$23,721	$(828)	(3) (4)	$27,326
Financial payables from Iveco Group N.V.	4	58	—		62	6	140	—		146
Trade payables	2,123	176	(7)	(3)	2,292	3,424	198	(11)	(3)	3,611
Deferred tax liabilities	28	106	(106)	(5)	28	35	135	(135)	(5)	35
Pension, postretirement and other postemployment benefits	385	7	—		392	471	5	—		476
Derivative liability	101	63	(18)	(6)	146	116	116	(16)	(6)	216
Other liabilities	4,514	926	(77)	(3)	5,363	5,311	1,035	(39)	(3)	6,307
Total Liabilities	11,654	24,509	(998)		35,165	13,796	25,350	(1,029)		38,117
Redeemable noncontrolling interest	55	—	—		55	54	—	—		54
Equity	4,968	2,745	—		7,713	5,307	2,789	—		8,096
Total Liabilities and Equity	$16,677	$27,254	$(998)		$42,933	$19,157	$28,139	$(1,029)		$46,267
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) See Note 23 Immaterial Revision of Prior Period Financial Statements.
(3) Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(4) Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(5) Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(6) Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Year Ended December 31, 2024					Year Ended December 31, 2023
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$880	$379	$—		$1,259	$1,916	$371	$—		$2,287
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating leases	413	4	—		417	373	4	—		377
Depreciation and amortization expense of assets under operating leases	8	180	—		188	8	179	—		187
(Gain) loss from disposal of assets	11	—	—		11	10	—	—		10
Undistributed income (loss) of unconsolidated subsidiaries	291	(19)	(283)	(3)	(11)	(49)	(18)	(48)	(3)	(115)
Other non-cash items	63	266	—		329	92	81	—		173
Changes in operating assets and liabilities:
Provisions	(204)	—	—		(204)	908	3	—		911
Deferred income taxes	(38)	(69)	—		(107)	(439)	(96)	—		(535)
Trade and financing receivables related to sales, net	3	1,016	(4)	(4)	1,015	51	(2,325)	6	(4)	(2,268)
Inventories, net	472	315	—		787	(695)	436	—		(259)
Trade payables	(1,173)	(17)	4	(4)	(1,186)	(132)	(19)	(6)	(4)	(157)
Other assets and liabilities	(564)	34	—		(530)	94	202	—	(4)	296
Net cash provided (used) by operating activities	162	2,089	(283)		1,968	2,137	(1,182)	(48)		907
Cash Flows from Investing Activities
Additions to retail receivables	—	(8,227)	—		(8,227)	—	(8,069)	—		(8,069)
Collections of retail receivables	—	6,459	—		6,459	—	5,824	—		5,824
Proceeds from sale of assets, excluding assets under operating leases	1	—	—		1	16	—	—		16
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(533)	(3)	—		(536)	(637)	(7)	—		(644)
Expenditures for assets under operating leases	(31)	(619)	—		(650)	(30)	(521)	—		(551)
Other	586	(431)	26	(5)	181	191	(677)	211	(5)	(275)
Net cash provided (used) by investing activities	23	(2,821)	26		(2,772)	(460)	(3,450)	211		(3,699)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,874	13,237	—		15,111	—	9,941	—		9,941
Payments of long-term debt	(1,843)	(11,610)	—		(13,453)	(1,002)	(7,222)	—		(8,224)
Net increase (decrease) in other financial liabilities	106	(522)	—		(416)	92	1,979	—		2,071
Dividends paid	(607)	(283)	283	(3)	(607)	(538)	(48)	48	(3)	(538)
Purchase of treasury stock and other	(702)	26	(26)	(5)	(702)	(652)	211	(211)	(5)	(652)
Net cash provided (used) by financing activities	(1,172)	848	257		(67)	(2,100)	4,861	(163)		2,598
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(220)	(88)	—		(308)	91	19	—		110
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,207)	28	—		(1,179)	(332)	248	—		(84)
Cash, cash equivalents and restricted cash, beginning of year	3,628	1,417	—		5,045	3,960	1,169	—		5,129
Cash, cash equivalents and restricted cash, end of year	$2,421	$1,445	$—		$3,866	$3,628	$1,417	$—		$5,045
(1) Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2) See Note 23 Immaterial Revision of Prior Period Financial Statements.
(3) This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash provided by operating activities.
(4) This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.
(5) This item includes the elimination of capital investment between Industrial Activities and Financial Services.
Liquidity and Capital Resources
Our operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and company inventories. Whenever necessary, funds from operating activities are supplemented with external sources. CNH, focusing on cash preservation and leveraging its good access to funding, continues to maintain solid financial strength and liquidity.

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
Our policy is to keep a high degree of flexibility with our funding and investment options in order to maintain our desired level of liquidity to achieve our rating targets while improving the Company's capital structure over time. In managing our liquidity requirements, we are pursuing a financing strategy that aims at extending over time our Industrial Activities debt profile by issuing long-term bonds and retiring short-term debt through opportunistic transactions, deleveraging our Industrial Activities balance sheet by reducing debt, and diversifying funding sources.
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
On a global level, we continue to evaluate alternatives to ensure that Financial Services has access to capital on favorable terms to support its business, including agreements with global or regional partners, new funding arrangements or a combination of the foregoing. Our access to external sources of financing, as well as the cost of financing, is dependent on various factors, including our credit ratings.
On January 4, 2022, Fitch Ratings raised its Long-Term Issuer Default Rating ("IDR") on CNH Industrial N.V. to 'BBB+' from 'BBB-'. Fitch also upgraded CNH Industrial Finance Europe S.A.'s senior unsecured rating to 'BBB+' from 'BBB-', with a stable outlook. On January 7, 2022, Fitch upgraded the Long-Term IDR and senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada Ltd. to 'BBB+' from 'BBB-', with a stable outlook. Fitch also upgraded CNH Industrial Capital LLC's short-term IDR and commercial paper ratings to 'F2' from 'F3'. On November 25, 2024, Fitch rating affirmed the IDR for CNH Industrial N.V, CNH Industrial Capital LLC and CNH Industrial Capital Canada Ltd. The Outlook was changed from stable to negative. Fitch Ratings also affirmed CNH Capital LLC short-term IDR at 'F2'.
On February 25, 2022, Moody's upgraded the senior unsecured ratings of CNH Industrial N.V. and its supported subsidiaries including CNH Industrial Capital LLC, CNH Industrial Finance Europe S.A., CNH Industrial Capital Australia Pty. Ltd. and CNH Industrial Capital Canada Ltd. to Baa2 from Baa3. The rating outlook is stable.
On November 30, 2023, Standard & Poor's ("S&P") Global Ratings raised its long-term issuer credit ratings on CNH Industrial N.V. and its subsidiary, CNH Industrial Capital LLC, to 'BBB+' from 'BBB'. S&P Global Ratings also affirmed the 'A-2' short-term issuer credit rating. Additionally, S&P Global Ratings raised the issue-level ratings on CNH Industrial N.V. and its industrial subsidiaries' debt, as well as the issue-level ratings on CNH Industrial Capital LLC's senior unsecured debt, to 'BBB+' from 'BBB'. On February 21, 2025, S&P Global Ratings changed the outlook of CNH Industrial N.V. and CNH Industrial Capital LLC from stable to negative.
Current ratings for the Company are as follows:

	CNH Industrial N.V.(1)			CNH Industrial Capital LLC
	Long-Term	Short-Term	Outlook	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Negative	BBB+	A-2	Negative
Fitch Ratings	BBB+	-	Negative	BBB+	F2	Negative
Moody’s Investors Service	Baa2	-	Stable	Baa2	-	Stable
(1) Includes treasury subsidiary, CNH Industrial Finance Europe S.A.
The Company's ratings are investment grade, which the Company believes allow it to access funding at competitive rates.

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
Consolidated Debt
As of December 31, 2024 and 2023, our consolidated Debt was as shown below:

	Consolidated		Industrial Activities		Financial Services
(in millions of dollars)	2024	2023	2024	2023	2024	2023
Total Debt	$26,944	$27,472	$4,503	$4,439	$23,231	$23,861
We believe that Net Cash (Debt), a non-GAAP financial measure as defined in the section “Non-GAAP Financial Measures”, of section "General" above, is a useful analytical metric for measuring our effective borrowing requirements. We provide a separate analysis of Net Cash (Debt) of Industrial Activities and Net Cash (Debt) of Financial Services to reflect the different cash flow management practices in the two activities. Industrial Activities reflects the consolidation of all majority-owned subsidiaries, including those performing centralized treasury activities, except for Financial Services subsidiaries. Financial Services reflects the consolidation of the Financial Services’ businesses.
The calculation of Net Cash (Debt) as of December 31, 2024 and 2023 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable, to Net Cash (Debt), are shown below:

	Consolidated		Industrial Activities		Financial Services
(in millions of dollars)	2024	2023	2024	2023	2024	2023
Third party (debt)	$(26,882)	$(27,326)	$(4,043)	$(4,132)	$(22,839)	$(23,194)
Intersegment notes payable	—	—	(456)	(301)	(334)	(527)
Financial payables to Iveco Group N.V.	(62)	(146)	(4)	(6)	(58)	(140)
Total Debt (1)	(26,944)	(27,472)	(4,503)	(4,439)	(23,231)	(23,861)
Less:
Cash and cash equivalents	3,191	4,322	2,332	3,532	859	790
Restricted cash	675	723	89	96	586	627
Intersegment notes receivables	—	—	334	527	456	301
Financial receivables from Iveco Group N.V.	168	380	50	302	118	78
Derivatives hedging debt	(37)	(41)	(29)	(34)	(8)	(7)
Net Cash (Debt) (2)	$(22,947)	$(22,088)	$(1,727)	$(16)	$(21,220)	$(22,072)
(1)    Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $456 million and $301 million at December 31, 2024 and 2023, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $334 million and $527 million at December 31, 2024 and 2023, respectively.
(2)    The net intersegment receivable/(payable) balance owed by Financial Services relating to Industrial Activities was $122 million and $(226) million as of December 31, 2024 and 2023, respectively.
Excluding the positive effect of exchange rate differences of $1,473 million, Net Debt at December 31, 2024 increased by $2,332 million compared to December 31, 2023. This was mainly due to an increase in portfolio receivables of Financial Services of $544 million, free cash flow absorption from Industrial Activities of $401 million, and the cash out of $1,309 million related to the share buyback program and dividends paid.
Cash Flow Analysis
For the year ended December 31, 2024, Cash and cash equivalents and Restricted cash combined were $3,866 million, a decrease of $1,179 million from December 31, 2023, primarily due to receivable portfolio growth, investments in fixed assets, the share buyback program, and dividends paid; partially offset by operating activities cash generation and an increase in external borrowing.
At December 31, 2024, Cash and cash equivalents and Restricted cash were $3,191 million ($4,322 million at December 31, 2023) and $675 million ($723 million at December 31, 2023), respectively. Undrawn medium-term unsecured committed facilities were

$5,493 million ($5,945 million at December 31, 2023). At December 31, 2024, the aggregate of Cash and cash equivalents, Restricted cash, undrawn committed facilities and other current financial assets, which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $9,465 million ($11,224 million at December 31, 2023). At December 31, 2024, this amount also included $106 million net financial receivables from Iveco Group ($234 million net financial receivables at December 31, 2023) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
The following table summarizes the changes to cash flows from operating, investing, and financing activities for each of the years ended December 31, 2024, 2023 and 2022.

(in millions of dollars)	2024	2023	2022
Cash flow provided (used) by:
Operating activities	$1,968	$907	$557
Investing activities	(2,772)	(3,699)	(3,009)
Financing activities	(67)	2,598	1,964
Translation exchange differences	(308)	110	(228)
Net increase (decrease) in cash and cash equivalents	$(1,179)	$(84)	$(716)
Net Cash from Operating Activities
Cash provided by operating activities in 2024 totaled $1,968 million and comprised the following elements:
•$1,259 million net income;
•plus $605 million in non-cash charges for depreciation and amortization ($417 million excluding equipment on operating leases);
•plus $329 million in Other non-cash items;
•plus $86 million change in working capital;
•less change in provisions of $204 million;
•less deferred tax income of $107 million.
In 2023, cash provided by operating activities of continuing operations during the year was $907 million primarily as a result of $2,287 million in net income, change in provisions of $911 million, $564 million in non-cash charges for depreciation, and $173 million in Other non-cash items, partially offset by change in working capital of $2,388 million and change in deferred income taxes of $535 million.
In 2022, cash provided by operating activities of continuing operations during the year was $557 million primarily as a result of $2,039 million in net income, $535 million in non-cash charges for depreciation, and $196 million in Other non-cash items partially offset by an increase of working capital of $2,241 million.
Net Cash from Investing Activities
In 2024, cash used in investing activities was $2,772 million. Expenditures included net additions to retail receivables ($1,768 million), expenditures for assets under operating leases ($650 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($536 million).
In 2023, cash used in investing activities was $3,699 million. Expenditures included net additions to retail receivables ($2,245 million), expenditures for assets under operating leases ($551 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($644 million).
In 2022, cash used in investing activities was $3,009 million. Expenditures included net additions to retail receivables ($1,611 million), expenditures for assets under operating leases ($538 million), expenditures for property, plant, and equipment and intangible assets, excluding assets under operating lease ($461 million).

The following table summarizes our investments in tangible assets by segment and investments in intangible assets for each of the years ended December 31, 2024, 2023 and 2022:

(in millions of dollars)	2024	2023	2022
Agriculture	$321	$396	$282
Construction	62	79	48
Total Industrial Activities in tangible assets	383	475	330
Industrial Activities investments in intangible assets	150	162	126
Total Industrial Activities capital expenditures	533	637	456
Financial Services investments in intangible assets	3	7	5
Total Capital expenditures	$536	$644	$461
We incurred these capital expenditures principally related to initiatives to introduce new products, enhance manufacturing efficiency and increase capacity, and for maintenance and engineering.
Net Cash from Financing Activities
In 2024, cash used in financing activities totaled $67 million, primarily due to the shares buyback program and dividends paid, partially offset by an increase in external borrowings.
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
Reconciliation of Free Cash Flow
The non-GAAP financial measures (Net Cash (Debt) and Free Cash Flow of Industrial Activities), as defined in the section “Non-GAAP Financial Measures" above, used in this section, should neither be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies.
The reconciliation of Free Cash Flow of Industrial Activities to Net cash provided (used) by Operating Activities, the U.S. GAAP financial measure that we believe to be most directly comparable, for the years ended December 31, 2024 and 2023, is shown below:

(in millions of dollars)	2024	2023
Net cash provided (used) by Operating Activities	$1,968	$907
Cash flows from Operating Activities of Financial Services, net of eliminations	(1,806)	1,230
Change in derivatives hedging debt of Industrial Activities	5	9
Investments in operating lease assets of Industrial Activities	(31)	(30)
Investments in property plant and equipment, and intangible assets of Industrial Activities	(533)	(637)
Other changes (1)	(4)	(263)
Free Cash Flow of Industrial Activities	$(401)	$1,216
(1) This item primarily includes capital increases in intersegment investments and change in financial receivables.
For the year ended December 31, 2024, the use of Free Cash Flow of Industrial Activities was $401 million primarily due to the lower adjusted EBIT results of the segments which were more than offset by working capital absorption, capital expenditures and cash interest and taxes.
Industrial Activities
Capital Markets
At December 31, 2024, we had an aggregate amount of $9.8 billion in bonds outstanding, of which $3.8 billion was issued by Industrial Activities.

The capital markets debt of Industrial Activities is mainly related to notes issued under the Euro Medium Term Note Programme (and the notes issued under its predecessor, the Global Medium Term Notes Programme), and senior unsecured debt securities issued by CNH Industrial N.V. described below.
Euro Medium Term Note ("EMTN") Programme. We have a medium-term note program allowing for the placement of debt securities up to a total authorized amount of €10 billion ($10 billion). In June 2024, CNH Industrial N.V. issued Euro 750 million of 3.750% notes due in 2031 with an issue price of 99.168% of their principal amount.
At December 31, 2024, €3,200 million ($3,324 million) was outstanding under the program, all such debt having been issued by CNH Industrial Finance Europe S.A. (guaranteed by CNH Industrial N.V) or directly by CNH Industrial NV.
CNH Industrial N.V. Senior Notes. In the United States, CNH Industrial N.V has issued notes from time to time. In 2017, CNH Industrial N.V. issued $500 million of notes at an interest rate of 3.850% due November 2027 (the “2027 Notes”) at an issue price of 99.384% of their principal amount. The 2027 Notes are referred to as the “CNH Industrial N.V. Senior Notes”
The notes issued under the EMTN (and its predecessor the Global Medium Term Notes Programme) as well as the CNH Industrial N.V. Senior Notes impose covenants and other obligations on CNH Industrial N.V. as issuer and, in certain cases, as guarantor and CNH Industrial Finance Europe S.A. as issuer, including: (i) a negative pledge provision which requires that, if any security interest over assets of the issuer or the guarantor is granted in connection with debt that is, or is capable of being, listed or any guarantee is granted in connection with such debt, such security or guarantee must be equally and ratably extended to the outstanding notes; (ii) a status (or pari passu) covenant, under which the notes rank and will rank pari passu with all other present and future outstanding unsubordinated and unsecured obligations of the issuer and/or the guarantor (subject to mandatorily preferred obligations under applicable laws); (iii) an events of default provision setting out certain customary events (such as cross defaults, insolvency related events, etc.) the occurrence of which entitles the holders of the outstanding notes to accelerate the repayment of the notes; (iv) change of control provisions which, when combined with a rating downgrade of CNH Industrial N.V., grant the note holders the right to require immediate repayment of the notes; and (v) other clauses that are generally applicable to securities of a similar type. A breach of these obligations may require the early repayment of the notes. At December 31, 2024, the Company was in compliance with such obligations and covenants.
CNH intends to repay the issued bonds in cash at the due date by utilizing available liquid resources. In addition, CNH may from time to time repurchase or enforce the available call options of issued bonds. Such repurchases, if made, depend upon market conditions, the financial situation of CNH and other factors which could affect such decisions.
Credit Facilities
At December 31, 2024, Industrial Activities available committed unsecured facilities expiring after twelve months amounted to $4.3 billion ($5.4 billion at December 31, 2023).
Euro 3.25 billion Revolving Credit Facility. On April 19, 2024, the Company terminated its five-year committed revolving credit agreement dated March 18, 2019 (as amended and restated on December 10, 2021) and entered into a new five-year credit agreement. The credit facility provides for an unsecured, committed revolving credit facility in an aggregate principal amount equal to €3.25 billion. The Company may elect to increase the total commitments under the Credit Facility up to an additional €500 million on the terms set forth in the credit agreement.
The credit agreement will mature, and all outstanding loans will become due and payable, on April 19, 2029, or such later date as may be extended pursuant to the two extension options of one-year each which are available to the Company on the terms set forth in the credit agreement.
The credit facility contains customary covenants (including a negative pledge, a status (or pari passu) covenant and restrictions on the incurrence of indebtedness by certain subsidiaries) and customary events of default, some of which are subject to minimum thresholds and customary mitigants (including cross acceleration provisions failure to pay amounts due or to comply with certain provisions under the credit loan agreement, the occurrence of certain bankruptcy-related events) and mandatory prepayment obligations upon a change in control of the Company.
At December 31, 2024, the Company was in compliance with all covenants in the credit agreement.
Financial Services
Total debt of Financial Services was $23.2 billion at December 31, 2024, compared to $23.9 billion at December 31, 2023.
Asset-Backed Financing
At December 31, 2024, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($3.7 billion at December 31, 2023), of which $3.1 billion was utilized at December 31, 2024 ($3.7 billion at December 31, 2023).
We sell certain of our financial receivables to third parties in order to improve liquidity, to take advantage of market opportunities and, in certain circumstances, to reduce credit and concentration risk in accordance with our risk management objectives.

The sale of financial receivables is executed primarily through ABS transactions and involves retail notes and wholesale receivables originated by our Financial Services subsidiaries from end-use customers and dealers, respectively.
At December 31, 2024, our receivables from financing activities included receivables sold and financed through both ABS and factoring transactions of $13.9 billion ($14.1 billion at December 31, 2023), which do not meet derecognition requirements and therefore are recorded on our consolidated statement of financial position. These receivables are recognized as such in our financial statements even though they have been legally sold; a corresponding financial liability is recorded in the consolidated statement of financial position as debt (see "Note 4: Receivables").
Repurchase Agreement
We are a party to a Global Master Repurchase Agreement which expires in September 2025. As of December 31, 2024, the Company had sold, and not yet repurchase, CAD 450.0 million ($312.8 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.
Capital Markets
In February 2024, CNH Industrial Capital Argentina issued USD 53 million of 7.500% notes due in 2026, with an issue price of 100.000% of their principal amount.
In March 2024, CNH Industrial Capital Canada Ltd. issued CAD 400 million of 4.800% notes due in 2027, with an issue price of 99.876% of their principal amount.
In March 2024, CNH Industrial Capital LLC issued USD 600 million of 5.100% due in 2029 with an issue price of 99.157% of their principal amount.
In April 2024, Banco CNH Industrial Capital S.A. issued BRL 700 million of notes in three tranches: BRL 335 million at CDI + 0.550% due 2026, BRL 245 million at CDI + 0.750% due in 2027 and BRL 120 million at CDI + 0.900% due in 2028.
In May 2024, CNH Industrial Australia issued AUD 250 million of 5.400% notes due in 2027 at an issue price of 99.877% of their principal amount. In September 2024, the obligation nominal amount was increased of AUD 75 million, at an issue price of 101.561%, for a total of AUD 325 million.
In May 2024, Banco CNH Industrial Capital S.A. issued BRL 50 million of notes at CDI + 0.900% due in 2028, through a private placement.
In May 2024, Banco CNH Industrial Capital S.A. issued BRL 200 million of 12.290% notes due in 2028, through a private placement.
In June 2024, Banco CNH Industrial Capital S.A. issued BRL 200 million of notes in two tranches: BRL 100 million at 12.350% due in 2026 and BRL 100 million at 12.850% due in 2027, through a private placement.
In October 2024, CNH Industrial Capital LLC issued USD 500 million of 4.500% notes due in 2027 with an issue price of 99.809% of their principal amount.
In October 2024, CNH Industrial Capital Canada Ltd. issued CAD 300 million of 4.000% notes due 2028 with an issue price of 99.964% of their principal amount.
In October 2024, Banco CNH Industrial Capital S.A. issued BRL 500 million of notes in three tranches: BRL 150 million at CDI + 0.350% due in 2026, BRL 200 million at CDI + 0.500% due in 2027 and BRL 150 million at CDI + 0.700% due in 2028.
In November 2024, CNH Industrial Capital Argentina issued USD 17 million of 6.000% notes due in 2026 at an issue price of 100% of their principal amount.
In November 2024, CNH Industrial Capital Argentina issued USD 11 million of 7.500% notes due in 2028 at an issue price of 100% of their principal amount.
Credit Facilities
At December 31, 2024, Financial Services' available committed, unsecured facilities expiring after twelve months amounted to $1.2 billion ($0.5 billion at December 31, 2023).
Commercial Paper Programs
CNH Industrial Capital LLC outstanding commercial paper totaled $100 million as of December 31, 2024 ($351 million outstanding at December 31, 2023).
Banco CNH Industrial S.A. outstanding commercial paper totaled $202 million as of December 31, 2024 ($488 million outstanding at December 31, 2023).

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
For more information on our outstanding indebtedness, see “Note 10: Debt” to our consolidated financial statements for the year ended December 31, 2024.
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
We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year. At December 31, 2024, we had available committed, unsecured facilities expiring after twelve months of $5.5 billion ($5.9 billion at December 31, 2023).
Financial Services securitized debt is repaid with the cash generated by the underlying amortizing receivables. Accordingly, additional liquidity is not normally necessary for the repayment of such debt. Financial Services has traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. At December 31, 2024, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($3.7 billion at December 31, 2023), of which $3.1 billion was utilized at December 31, 2024 ($3.7 billion at December 31, 2023).
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

At December 31, 2024 and 2023, the difference between the present value of the pension plan obligations and the fair value of the related plan assets was a deficit of $151 million and $225 million, respectively. In 2024, we contributed $32 million to the plan assets and made direct benefit payments of $12 million for our pension plans. Our expected total contribution to pension plan assets and direct benefit payments is estimated to be $43 million for 2025.
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
At December 31, 2024 and 2023, the difference between the present value of the healthcare plan obligations and the fair value of the related plan assets was a deficit of $126 million and $121 million, respectively. In 2024, we did not contribute to the plan assets and made direct benefit payments for healthcare plans of $19 million and we expect to make direct benefit payments of $19 million in 2025.
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
At December 31, 2024 and 2023, the present value of the obligation for other postemployment benefits amounted to $81 million and $100 million, respectively.
In 2024, we made direct benefit payments of $13 million for other postemployment benefits and expect to make direct benefit payments of $6 million in 2025.
For further information on pension and other postemployment benefits, see “Note 13: Employee Benefit Plans and Postretirement Benefits” to our consolidated financial statements for the year ended December 31, 2024.
Off-Balance Sheet Arrangements
We use certain off-balance sheet arrangements with unconsolidated third parties in the ordinary course of business, including financial guarantees. Our arrangements are described in more detail below. For additional information, see “Note 15: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2024.
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
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates totaling $54 million as of December 31, 2024.

Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments with definitive payment terms that will require significant cash outlays in the future, as of December 31, 2024:

(in millions of dollars)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations(1)
Debt obligations(2)
Bonds	$9,796	$1,952	$4,415	$2,598	$831
Borrowings from banks	3,606	2,012	597	421	576
Asset-backed financing	11,965	5,969	4,301	1,588	107
Other debt	1,515	905	468	142	—
Operating lease obligations	324	86	117	63	58
Purchase obligations	76	76	—	—	—
Total	$27,282	$11,000	$9,898	$4,812	$1,572

(1)Reserves for uncertain tax positions are not included within this table as the timing and ultimate uncertainty of settlement with the relevant taxing authorities is not known.
(2)Amounts presented exclude the related interest expense that will be paid when due. The table above does not include obligations for pensions, post-retirement benefits and health care plans. Our best estimate of expected contributions including direct benefit payment to be made by us in 2025 to pension plans, healthcare plans and other post-employment plans is $43 million, $19 million and $6 million, respectively. Potential outflows in the years after 2025 are subject to a number of uncertainties, including future asset performance and changes in assumptions, and therefore we are unable to make sufficiently reliable estimates of future contributions beyond 2025.
Debt Obligations
For information on our debt obligations, see “Capital Resources” above and “Note 10: Debt” to our consolidated financial statements for the year ended December 31, 2024. The amount reported as debt obligations in the table above consists of our bonds, borrowings from banks, asset-backed financing and other debt which reconciles in total to the amount in the December 31, 2024 consolidated balance sheet.
Operating Lease Obligations
Our operating leases consist mainly of leases for commercial and industrial properties used in carrying out our businesses. The amounts reported above under “Operating lease obligations” include the minimal rental and payment commitments due under such leases.
Purchase Obligations
Our purchase obligations at December 31, 2024, include commitments to purchase tangible fixed assets, largely in connection with planned capital expenditures, in an aggregate amount of approximately $76 million.
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
Estimates and assumptions are reviewed periodically, and the effects of any changes are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.

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
The total allowance for credit losses at December 31, 2024 and 2023 was $424 million and $363 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current and future economic conditions.
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
The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. While the company believes its allowance is sufficient to provide for losses over the life of its existing receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses. Historically, changes in economic conditions have had limited impact on credit losses within the company’s wholesale receivable portfolio. Within the retail customer receivables portfolio, credit loss estimates are dependent on a number of factors, including historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts. A hypothetical 10% increase in the quantitative loss rates would have resulted in an approximately $24 million increase to the allowance for credit losses at December 31, 2024.

Allowance for Obsolete and Slow-moving Inventory
Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method. Net realizable value is the estimated selling price, less reasonably predictable costs of completion or disposal and transportation. We estimate the selling price of equipment based on past experience and expected future trends in dealer inventory unit requirements, pricing and promotions, and local market and general economic conditions.
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
Goodwill and indefinite-lived other intangible assets are tested for impairment at least annually. For goodwill, in 2022, 2023, and 2024, we performed our annual impairment review as of December 31 of each year and concluded that there was no impairment. We evaluate events and changes in circumstances to determine if additional testing may be required. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2024.
For indefinite-lived other intangible assets, in 2022 and 2023 our annual impairment review performed as of December 31 of each year concluded that there was no impairment in either year. In 2024, the fair value of our indefinite-lived other intangible asset was below the carrying value by $11 million and the Company recognized an impairment charge, within Research and Development expense, of $11 million for the Agriculture reporting unit. The fair value of the in-process research and development ("IPR&D") was determined using the relief from royalty method. Under the relief from royalty approach, the fair value of the indefinite-lived intangible asset is calculated based on the present value of royalties avoided. This approach is dependent on several management assumptions, including estimates of future revenues, estimated cost of completion, and the weighted average cost of capital.
Residual Values of Assets Leased Out Under Operating Lease Arrangements
Our Financial Services segment purchase equipment from our dealers and leases such equipment to retail customers under operating leases. Income from these operating leases is recognized over the term of the lease. Our decision on whether or not to offer lease financing to customers is based, in part, upon estimated residual values of the leased equipment, which are estimated at the lease inception date and periodically updated. Realization of the residual values, a component in the profitability of a lease transaction, is dependent on our ability to market the equipment at lease termination under the then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Although realization is not assured, management believes that the estimated residual values are realizable.
Sales Allowances
The company provides sales incentives and allowances to dealers. At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs as a reduction of revenue. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. Actual cost differences from the original cost estimate are recognized in “Net sales”. The total accruals recorded were $2,075 million, $2,433 million and $1,556 million in “Other liabilities” on the Consolidated Balance Sheets at December 31, 2024, 2023 and 2022, respectively. The decrease in 2024 was due to dealer destocking, while the increase in 2023 was due to targeted initiatives to drive higher retail demand.

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
The product warranty accruals at December 31, 2024, 2023 and 2022 were $633 million, $610 million and $544 million, respectively. Estimates used to determine the product warranty accruals are based on historical claims rate leveraging the last rolling 12 months and consideration of current quality developments.
Pension and Other Postemployment Benefits
As more fully described in “Note 13: Employee Benefit Plans and Postretirement Benefits” to our consolidated financial statements for the year ended December 31, 2024, we sponsor pension, healthcare and other postemployment plans in various countries. We actuarially determine the costs and obligations relating to such plans using several statistical and judgmental factors. These assumptions include discount rates, rates for expected returns on plan assets, rates for compensation increases, mortality rates, retirement rates, and healthcare cost trend rates, as determined by us within certain guidelines. To the extent actual experiences differ from our assumptions or our assumptions change, we may experience gains and losses that we have not yet recognized in our consolidated statements of operations but would be recognized in equity. For our pension and postemployment benefit plans, we recognize net gain or loss as a component of defined benefit plan cost for the year if, as of the beginning of the year, such unrecognized net gain or loss exceeds 10% of the greater of (1) the projected benefit obligation or (2) the fair market value of the plan assets at year end. In such case, the amount of amortization we recognize is the resulting excess divided by the average remaining service period of active employees, and by the average life expectancy for inactive employees expected to receive benefits under the plan.
The following table includes the effects of a one percentage-point change in our primary actuarial assumptions on pension, healthcare and other postemployment benefit obligations and expense:

	Year End Benefit Cost		Year End Benefit Obligation
(in millions of dollars)	One Percentage-Point Increase	One Percentage-Point Decrease	One Percentage-Point Increase	One Percentage-Point Decrease
Pension benefits:
Assumed discount rate	$(3)	$4	$(103)	$123
Expected long-term rate of return on plan assets	$(10)	$10	$—	$—
Healthcare benefits:
Assumed discount rate	$—	$—	$(8)	$9
Assumed health care cost trend rate (initial and ultimate)	$—	$—	$7	$(6)
Other benefits:
Assumed discount rate	$—	$—	$(6)	$7
Realization of Deferred Tax Assets
At December 31, 2024, we had a net deferred tax asset on temporary differences, including tax attributes, of $1.6 billion, including $0.2 billion of deferred tax assets that are not recognized in the financial statements. The corresponding totals at December 31, 2023, were $1.6 billion and $0.2 billion, respectively.
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
During the fourth quarter of 2024, we recognized a significant portion of the deferred tax assets related to our operations in China, resulting in a $29 million non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with the trend anticipated to continue for the foreseeable future. During this same period, we also recorded a valuation allowance on deferred tax assets generated by our financial services business in Argentina, resulting in a $35 million non-cash increase to the Company’s tax expense, as those operations generated statutory tax losses attributable to Argentina’s hyperinflationary economy that we do not anticipate utilizing in the foreseeable future.
During the fourth quarter of 2023, we recognized a significant portion of the deferred tax assets related to our operations in the U.K., resulting in a $99 million non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with that trend anticipated to continue for the foreseeable future.
During the fourth quarter of 2022, we recognized substantially all the deferred tax assets related to our agricultural and construction equipment operations in Italy, resulting in a $55 million non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with that trend anticipated to continue for the foreseeable future.
Contingent Liabilities
We are the subject of legal and indirect tax proceedings covering a range of matters, which are pending in various jurisdictions. Due to the uncertainty inherent in such matters, it is difficult to predict the final outcome of such matters. The cases and claims against us often raise difficult and complex factual and legal issues, which are subject to many uncertainties, including but not limited to the facts and circumstances of each particular case and claim, the jurisdiction and the differences in applicable law. In the normal course of business, we consult with legal counsel and other experts on matters related to litigation, taxes and other similar contingent liabilities. We accrue a liability when it is determined that an adverse outcome is probable and the amount of the loss can be reasonably estimated. In the event an adverse outcome is probable, but an estimate is not determinable or is possible, the matter is disclosed. See “Note 15: Commitments and Contingencies” to the consolidated financial statements for the year ended December 31, 2024 for additional information.
Cautionary Note on Forward-Looking Statements
This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward looking statements also include statements regarding the future performance of CNH and its subsidiaries on a standalone basis. These statements may include terminology such as “may”, “will”, “expect”, “could”, “should”, “intend”, “estimate”, “anticipate”, “believe”, “outlook”, “continue”, “remain”, “on track”, “design”, “target”, “objective”, “goal”, “forecast”, “projection”, “prospects”, “plan”, or similar terminology. Forward-looking statements, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, commerce and infrastructure development; government policies on international trade and investment, including sanctions and actions after recent U.S. elections in respect to global trade, tariffs, trade agreements, and the uncertainty of our ability to sell products internationally based on these actions and policies; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan, including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside CNH’s control. CNH expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this document to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CNH Industrial N.V. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the two years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 16 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2025

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of CNH Industrial N.V.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, cash flows and changes in equity for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Chicago, Illinois
February 28, 2023

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2024, 2023 and 2022

(in millions of dollars and shares, except per share amounts)	2024	2023(1)	2022
Revenues
Net sales	$17,060	$22,080	$21,541
Finance, interest and other income	2,776	2,607	2,010
Total Revenues	19,836	24,687	23,551
Costs and Expenses
Cost of goods sold	13,350	16,838	16,797
Selling, general and administrative expenses	1,712	1,863	1,752
Research and development expenses	924	1,041	866
Restructuring expenses	118	67	31
Interest expense	1,611	1,345	734
Other, net	664	830	689
Total Costs and Expenses	18,379	21,984	20,869
Income (loss) of Consolidated Group before Income Taxes	1,457	2,703	2,682
Income tax expense	(336)	(594)	(747)
Equity in income of unconsolidated subsidiaries and affiliates	138	178	104
Net income (loss)	1,259	2,287	2,039
Net income attributable to noncontrolling interests	13	12	10
Net income (loss) attributable to CNH Industrial N.V.	$1,246	$2,275	$2,029

Basic earnings (loss) per share attributable to common shareholders
Basic earnings per share attributable to CNH Industrial N.V.	$0.99	$1.71	$1.50
Diluted earnings (loss) per share attributable to common shareholders
Diluted earnings per share attributable to CNH Industrial N.V.	$0.99	$1.69	$1.49
Average shares outstanding
Basic	1,254	1,332	1,351
Diluted	1,260	1,350	1,362
Cash dividends declared per common share	$0.470	$0.396	$0.302
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023 and 2022

(in millions of dollars)	2024	2023(1)	2022
Net income (loss)	$1,259	$2,287	$2,039
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	82	(56)	44
Changes in retirement plans’ funded status	3	(66)	41
Foreign currency translation	(408)	40	158
Share of other comprehensive income (loss) of entities using the equity method	(28)	1	(25)
Other comprehensive income (loss), net of tax	(351)	(81)	218
Comprehensive income (loss)	908	2,206	2,257
Less: Comprehensive income attributable to noncontrolling interests	12	15	9
Comprehensive income (loss) attributable to CNH Industrial N.V.	$896	$2,191	$2,248
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023

(in millions of dollars)	December 31, 2024	December 31, 2023(1)
Assets
Cash and cash equivalents	$3,191	$4,322
Restricted cash	675	723
Trade receivables, net	125	133
Financing receivables, net	23,085	24,249
Financial receivables from Iveco Group N.V.	168	380
Inventories, net	4,776	5,545
Property, plant and equipment, net	1,936	1,913
Investments in unconsolidated subsidiaries and affiliates	490	479
Equipment under operating leases	1,466	1,417
Goodwill	3,584	3,614
Other intangible assets, net	1,221	1,292
Deferred tax assets	927	979
Derivative assets	196	136
Other assets	1,093	1,085
Total Assets	$42,933	$46,267
Liabilities and Equity
Debt	$26,882	$27,326
Financial payables to Iveco Group N.V.	62	146
Trade payables	2,292	3,611
Deferred tax liabilities	28	35
Pension, postretirement and other postemployment benefits	392	476
Derivative liabilities	146	216
Other liabilities	5,363	6,307
Total Liabilities	$35,165	$38,117
Redeemable noncontrolling interest	55	54
Common shares, €0.01, par value; outstanding 1,248,023,791 common shares and 370,994,305 loyalty program special voting shares in 2024; and outstanding 1,290,937,585 common shares and 371,000,610 loyalty program special voting shares in 2023	25	25
Treasury stock, at cost - 116,376,405 shares in 2024 and 73,462,611 shares in 2023	(1,386)	(865)
Additional paid-in capital	1,415	1,578
Retained earnings	10,309	9,654
Accumulated other comprehensive loss	(2,712)	(2,362)
Noncontrolling interests	62	66
Total Equity	$7,713	$8,096
Total Liabilities and Equity	$42,933	$46,267
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2024 and 2023
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

(in millions of dollars)	December 31, 2024	December 31, 2023
Restricted cash	$585	$626
Financing receivables, net	10,831	10,365
Total Assets	$11,416	$10,991
Debt	$10,577	$10,033
Total Liabilities	$10,577	$10,033

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022

(in millions of dollars)	2024	2023(1)	2022
Cash Flows from Operating Activities
Net income (loss)	$1,259	$2,287	$2,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating lease	417	377	327
Depreciation and amortization expense of assets under operating lease	188	187	208
(Gain) loss from disposal of assets	11	10	(42)
Undistributed income (loss) of unconsolidated subsidiaries	(11)	(115)	(69)
Other non-cash items	329	173	196
Changes in operating assets and liabilities:
Provisions	(204)	911	189
Deferred income taxes	(107)	(535)	(50)
Trade and financing receivables related to sales, net	1,015	(2,268)	(2,447)
Inventories, net	787	(259)	(151)
Trade payables	(1,186)	(157)	125
Other assets and liabilities	(530)	296	232
Net cash provided (used) by operating activities	1,968	907	557
Cash Flows from Investing Activities
Additions to retail receivables	(8,227)	(8,069)	(5,971)
Collections of retail receivables	6,459	5,824	4,360
Proceeds from the sale of assets, net of assets under operating leases	1	16	97
Expenditures for property, plant and equipment and intangible assets excluding assets under operating lease	(536)	(644)	(461)
Expenditures for assets under operating leases	(650)	(551)	(538)
Other, net	181	(275)	(496)
Net cash used in investing activities	(2,772)	(3,699)	(3,009)
Cash Flows from Financing Activities
Proceeds from long-term debt	15,111	9,941	11,183
Payments of long-term debt	(13,453)	(8,224)	(9,223)
Net increase (decrease) in other financial liabilities	(416)	2,071	580
Dividends paid	(607)	(538)	(423)
Purchase of treasury stock	(702)	(652)	(153)
Net cash provided (used) by financing activities	(67)	2,598	1,964
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(308)	110	(228)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,179)	(84)	(716)
Cash, cash equivalents and restricted cash, beginning of year	5,045	5,129	5,845
Cash, cash equivalents and restricted cash, end of year	$3,866	$5,045	$5,129

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,191	$4,322	$4,376
Restricted cash	675	723	753
Total cash, cash equivalents and restricted cash	$3,866	$5,045	$5,129
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023 and 2022

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings(2)	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2021	25	(84)	4,464	4,818	(2,445)	30	6,808	45
Demerger of Iveco Group	—	—	(3,044)	1,464	(52)	(22)	(1,654)	—
Balance January 1, 2022	25	(84)	1,420	6,282	(2,497)	8	5,154	45
Net income (loss)	—	—	—	2,029	—	(6)	2,023	16
Other comprehensive income (loss), net of tax	—	—	—	—	219	(1)	218	—
Dividends paid (2)	—	—	—	(412)	—	—	(412)	(11)
Acquisition of treasury stock	—	(153)	—	—	—	—	(153)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	7	(7)	—	—	—	—	—
Share-based compensation expense	—	—	87	—	—	—	87	—
Other changes	—	—	4	7	—	(1)	10	(1)
Balance December 31, 2022	25	(230)	1,504	7,906	(2,278)	—	6,927	49
Net income (loss)	—	—	—	2,275	—	(4)	2,271	16
Other comprehensive income (loss), net of tax	—	—	—	—	(84)	3	(81)	—
Dividends paid (2)	—	—	—	(527)	—	—	(527)	(11)
Acquisition of treasury stock	—	(652)	—	—	—	—	(652)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	99	—	—	—	99	—
Other changes	—	(3)	(5)	—	—	67	59	—
Balance December 31, 2023	$25	$(865)	$1,578	$9,654	$(2,362)	$66	$8,096	$54
Net income (loss)	—	—	—	1,246	—	(4)	1,242	17
Other comprehensive income (loss), net of tax	—	—	—	—	(350)	(1)	(351)	—
Dividends paid (2)	—	—	—	(591)	—	—	(591)	(16)
Acquisition of treasury stock	—	(702)	—	—	—	—	(702)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	190	(190)	—	—	—	—	—
Share-based compensation expense	—	—	19	—	—	—	19	—
Other changes	—	(9)	8	—	—	1	—	—
Balance December 31, 2024	25	(1,386)	1,415	10,309	(2,712)	62	7,713	55
(1)See Note 23 Immaterial Revision of Prior Period Financial Statements.
(2)Dividends per share of common stock of $0.470, $0.396, and $0.302 were declared in the years ended December 31, 2024, 2023 and 2022, respectively.

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
The Company has three reportable segments consisting of: (i) Agriculture, which designs, produces and sells agricultural equipment (ii) Construction, which designs, produces and sells construction equipment and (iii) Financial Services, which provides financial services to the customers of the Company’s products. The Company’s worldwide agricultural equipment and construction equipment segments as well as corporate functions are collectively referred to as “Industrial Activities”.
The Company was formed as a result of the merger of Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. with and into CNH, effective September 29, 2013.
Immaterial Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the three months ended September 30, 2024, the Company identified an immaterial error related to the highly inflationary accounting for its unconsolidated subsidiary in Türkiye, TürkTraktör ve Ziraat Makineleri A.S. ("TürkTraktör") in the quarterly and annual periods in fiscal 2023 and first and second quarters in fiscal 2024. The functional currency of Türkiye-based TürkTraktör is the Turkish lira, and the Türkiye economy was deemed highly inflationary in 2022. CNH has determined that its translation criteria from Turkish lira into CNH's functional currency of US Dollars resulted in an overstatement of CNH's Equity in income of Unconsolidated Subsidiaries and Affiliates by $96 million in 2023 and by $67 million in the first half of 2024. In accordance with SAB No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," CNH evaluated the error and determined that the related impact was not material to its financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to its results of operations for the three months ended September 30, 2024. For comparative purposes, the Company has made these immaterial corrections to the recognition of highly inflationary impacts, as well as the related impacts to assets and retained earnings in the 2023 period presented in this Form 10-K. The impacts of the error and subsequent corrections are contained entirely within the Agriculture segment. A summary of revisions to our previously reported financial statements is presented in Note 23: Immaterial Revision of Prior Period Financial Statements. We will also correct previously reported financial information for this immaterial error in the Company's filings through the second quarter of 2025.
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
Effective October 12, 2023, CNH closed on its purchase of Hemisphere, a global satellite navigation technology leader, for a total consideration of $181 million. The acquisition of Hemisphere consolidates our guidance and connectivity capabilities to advance CNH's in-house precision, automation and autonomy technology for the agriculture and construction industries. At December 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $111 million and $51 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed was finalized as of December 31, 2024. Measurement period adjustments were made in 2024 to reduce goodwill by $3 million and increase other intangible assets by $6 million, offset by an increase in deferred tax liabilities and a decrease in other assets. Pro forma results of operations have not been presented because the effects of the Hemisphere acquisition were not material to the Company’s consolidated results of operations. Additionally, Hemisphere's post-acquisition results were not material.
On March 15, 2023, CNH acquired a controlling interest in Bennamann (ownership interest of 50.0085%) by purchasing an additional 34.4% interest through cash consideration of approximately $51 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $118 million and $46 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024. Measurement period adjustments were made in 2023 reducing goodwill by $3 million, primarily offset by increases in intangible assets as a result of updates to certain of the valuations. Pro forma results of operations have not been presented because the effects of the Bennamann acquisition were not material to the Company’s consolidated results of operations. Additionally, Bennamann's post-acquisition results were not material.
On March 13, 2023, CNH purchased Augmenta. The Company acquired the remaining 89.5% of Augmenta it did not own for cash consideration of approximately $80 million and a deferred payment of $10 million. At March 31, 2023, CNH recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date, including $76 million and $35 million in preliminary goodwill and intangible assets, respectively. The valuation of assets acquired and liabilities assumed was finalized as of March 31, 2024. Measurement period adjustments were recorded during 2023 reducing goodwill by $14 million primarily offset by increases in intangible assets as a result of updates of certain of the valuations. Pro forma results of operations have not been presented because the effects of the Augmenta acquisition were not material to the Company’s consolidated results of operations. Additionally, Augmenta's post-acquisition results were not material.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the recoverability of long-lived assets, including property, plant and equipment, goodwill and other intangible assets; residual values of equipment on operating leases; allowance for credit losses; realizability of deferred tax assets; liabilities for warranties; sales allowances; allowance for obsolete and slow-moving inventory; and assets and obligations related to employee benefits. Actual results could differ from these estimates.
Revenue Recognition
Revenue is recognized when control of the equipment, services or parts has been transferred and the Company’s performance obligations to the customers have been satisfied. Revenue is measured as the amount of consideration the Company is entitled to receive in exchange for transferring goods or providing services.
The timing of when the Company transfers control of the goods or services to the customer may differ from the timing of the customer’s payment.
Revenues are stated net of discounts, allowances, settlement discounts and rebates, as well as sales incentive program costs, which are determined on the basis of historical costs, country by country, and charged against profit for the period in which the corresponding sales are recognized.
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
The Company recognizes revenue at a point in time when control has transferred to the customer at the amount of consideration that the Company expects to be entitled. In most of the jurisdictions where the Company operates, and subject to specific exceptions, transfer of control occurs upon shipment. For certain sales transactions, the equipment may be temporarily held at our location under a bill-and-hold arrangement, whereby the Company bills a customer for equipment that will be picked up by the customer or its designated carrier at a later date. Under these arrangements, control typically transfers when the product is ready for physical transfer to the customer and cannot be directed to another customer, risk and rewards of ownership are transferred to the customer and the Company has a present right to payment. We have elected to recognize shipping and handling activities that may occur after control has transferred as fulfillment costs, which are presented in Cost of goods sold.
For all sales, no uncertainty exists surrounding the purchaser’s obligation to pay for equipment and parts. Fixed payment schedules exist for all sales, but payment terms vary by geographic market and product line. See Note 4: Receivables for information about financing payment terms. The Company records an appropriate allowance for credit losses.
The cost of incentives, if any, are estimated at the inception of a contract at the amount that is expected to be paid and is recognized as a reduction in revenue at the time of the sale. If an equipment contract transaction has multiple performance obligations, the cost of incentives is allocated entirely to the equipment. If the estimate of the incentive changes following the sale to the customer, the change in estimate is recognized as an adjustment to revenue in the period of the change. CNH grants certain sales incentives to support sales of its products to retail customers. At the later of the time of sale or the time an incentive is announced to dealers, CNH records the estimated impact of sales allowances in the form of dealer and customer incentives as a reduction of revenue. Subsequent adjustments to sales incentive programs related to products previously sold are recognized as an adjustment to revenues in the period the adjustment is determinable. The determination of sales allowances requires management to make estimates based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
Sales to dealers may be accompanied by floorplan agreements under which the Company offers wholesale financing, which may include “interest-free” financing for specified period of time (which also vary by geographic market and product line; see Note 4: Receivables for further information). Concurrent with the sale of the equipment, Industrial Activities offers to the dealer wholesale financing through loans extended by Financial Services. Industrial Activities compensates Financial Services for the cost of the interest-free period. The interest-free financing represents a financing component, and therefore is recognized upfront as a reduction of net sales of Industrial Activities. The compensation received by Financial Services from Industrial Activities for the period of the interest-free financing and the interest charged to the dealer for the remaining period is recognized by Financial Services over the period of the outstanding exposure.
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
Sales Allowances
CNH grants certain sales incentives to support sales of its products to retail customers. The cost for such incentive programs is recorded as a deduction in arriving at the net sales amount at the time of the sale of the product to the dealer. The cost for new programs is accrued at the inception of the program. The amounts of incentives to be paid are estimated based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
Warranty Costs
At the time a sale of equipment or parts is recognized, CNH records the estimated future base warranty costs for the product. CNH determines its total warranty liability by applying historical claims rate experience, while considering specific contractual terms, to equipment that has been sold and is still under warranty. Quality campaigns are formal post-production modification programs approved by management. The liabilities for such programs are recognized when approved, based on an estimate of the total cost of the program. Warranty liabilities include estimated costs for parts owned by dealers that are utilized for warranty repairs, including parts sold by CNH to dealers prior to their utilization in warranty repairs.
Advertising
CNH expenses advertising costs as incurred. Advertising expenses totaled $120 million, $148 million and $152 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Government Grants
Government grants are recognized in the financial statements when there is reasonable assurance that the Company will comply with the conditions for receiving such grants and that the grants themselves will be received. Government grants are recognized as income over the periods necessary to match the related costs which they are intended to offset.
The benefit of a government loan at a below-market rate of interest is treated as a government grant. The benefit of the below-market rate of interest is measured as the difference between the initial carrying amount of the loan (fair value plus transaction costs) and the proceeds received and is accounted for in accordance with the policies already used for the recognition of government grants.
Foreign Currency
Certain of CNH’s non-U.S. subsidiaries and affiliates maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period. Gains and losses from foreign currency transactions are included in net income in the period during which they arise. Net foreign currency transaction gains and losses are reflected in “Other, net” in the accompanying consolidated statement of operations and also include the cost of hedging instruments. For the years ended December 31, 2024, and 2023 the Company recorded a net gain on foreign currency transactions of $17 million and $10 million, respectively. For the year ended December 31, 2022, the Company recorded a net loss on foreign currency transactions of $185 million. As described in Note 16: Financial Instruments, the Company uses hedging instruments to mitigate foreign currency risk. Net of gains realized on foreign currency hedging instruments, the Company recorded losses of $28 million, $119 million and $80 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short maturity of these investments.
Restricted Cash
Restricted cash includes principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs’ investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements. Restricted cash equivalents also include balances held under escrow exclusively for the repayment of the pension obligations relating to U.K. Pension plans.
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
CNH paid interest of $1,598 million, $1,091 million and $718 million for the years ended December 31, 2024, 2023 and 2022, respectively.
CNH paid taxes of $769 million, $802 million and $717 million in 2024, 2023 and 2022, respectively.
In 2024, Other non-cash items of $329 million primarily included amortization of debt issuance costs and discounts of $71 million and writedowns of financial assets of $204 million.
In 2023, Other non-cash items of $173 million primarily included share-based payments of $99 million and writedowns of financial assets of $80 million.
In 2022, Other non-cash items of $196 million primarily included share-based payments of $87 million and writedowns of financial assets of $77 million.
In 2024, Investing Activities - Other primarily consisted of change in related party receivable/payable with Iveco Group of $151 million. In 2023, Investing Activities - Other included cash paid for business acquisitions of $312 million. In 2022, Investing Activities - Other primarily consisted of change in related party receivable/payable with Iveco Group less proceeds from the sale of the Raven EFD and Aerostar divisions and sale of certain real estate.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of finished goods and work-in-progress includes the cost of raw materials, other direct costs and production overheads.
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
Impairment of Long-Lived Assets
CNH evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, CNH compares the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Lessee Arrangements
The Company leases certain buildings, plant and machinery, vehicles, and IT equipment for its own use. A lease is a contract that conveys the right to control the use of an identified asset (the leased asset) for a period of time in exchange for consideration. The lease term determined by the Company comprises the non-cancellable period of lease contract together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For real estate leases, this assessment is based on an analysis by management of all relevant facts and circumstances including the leased asset’s purpose, the economic and practical potential for replacing and any plans that the Company has in place for the future use of the asset. For lease agreements, we combine lease and non-lease components.
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
Lessor Arrangements
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
Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in inventory at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated. Matured operating lease inventory is reported in "Inventory."
Goodwill and Other Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Other indefinite-lived assets primarily consist of in-process research and development (“IPR&D”), software in progress and acquired trademarks which have no legal, regulatory, contractual, competitive, economic, or other factor that limits their useful life. Goodwill and indefinite-lived intangible assets are not amortized and are reviewed for impairment at least annually. At December 31, 2024 and 2023, the Company performed its annual goodwill impairment review and determined there was no impairment to goodwill. At December 31, 2024 and

2023, the Company performed its annual indefinite-lived intangible assets impairment review and recorded an impairment charge on its autonomy IPR&D of $11 million in 2024 and no impairment in 2023.
Definite-lived intangible assets consist primarily of acquired dealer networks, product drawings, patents, and capitalized software. Software costs capitalized by CNH primarily relate to costs incurred in the production of software to be embedded in our products. Capitalized software costs are included in Other intangible assets, net on our Consolidate Balance Sheets. Capitalization of software costs begins when technological feasibility has been established and ends upon reaching commercialization. Amortization of definite-lived intangible assets occurs on a straight-line basis over the useful life of the asset which is primarily 2 – 5 years for capitalized software and 5 - 25 years for other definite lived intangible assets.
As stated above, the Company evaluates the recoverability of the carrying amount of long-lived assets, which include definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the carrying amount of an asset or asset group is compared to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
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
Reference is made to “Note 16: Financial Instruments,” for further information regarding CNH’s use of derivative financial instruments.

Share-Based Compensation Plans
CNH measures all share-based compensation as an expense based on the fair value of each award on the grant date. CNH recognizes share-based compensation costs on a straight-line basis over the requisite service period for each separately vesting portion of an award.
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
New Accounting Pronouncements
Adopted in 2024
Improvements to reportable segment disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024 with updates to related segment disclosures.
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
Not Yet Adopted
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expense and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.
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
Improvements to income tax disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its income tax disclosures.

Note 3: Revenue
The following table summarize revenues for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions of dollars)	2024	2023	2022
Agriculture	$14,007	$18,148	$17,969
Construction	3,053	3,932	3,572
Total Industrial Activities	17,060	22,080	21,541
Financial Services	2,774	2,573	1,996
Eliminations and other	2	34	14
Total Revenues	$19,836	$24,687	$23,551
The following table disaggregates revenues by major source for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions of dollars)	2024	2023	2022
Revenues from:
Sales of goods	$17,009	$22,036	$21,506
Rendering of services and other revenues	51	44	35
Revenues from sales of goods and services	17,060	22,080	21,541
Finance and interest income	2,170	1,882	1,169
Rents and other income on operating lease	606	725	841
Finance, interest and other income	2,776	2,607	2,010
Total Revenues	$19,836	$24,687	$23,551
Contract liabilities recorded in "Other liabilities" were $72 million, $50 million and $33 million at December 31, 2024, 2023 and 2022, respectively. Contract liabilities primarily relate to extended warranties. During the year ended December 31, 2024, 2023 and 2022, revenues included $18 million, $11 million and $6 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $72 million (approximately $48 million at December 31, 2023). CNH expects to recognize revenue on approximately 30% and 90% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 32% and 95% as of December 31, 2023, respectively).
Note 4: Receivables
Trade Receivables, net
As of December 31, 2024 and 2023, the Company had trade receivables of $125 million and $133 million, respectively. Trade receivables are shown net of allowances for credit losses of $21 million and $24 million at December 31, 2024 and 2023 respectively. Trade accounts have significant concentrations of credit risk in the Agriculture and Construction segments. There is not a disproportionate concentration of credit risk in any geographic region.
The Industrial Activities businesses sell a significant portion of their trade receivables to Financial Services and provide compensation to Financial Services at approximate market interest rates.

Financing Receivables, net
A summary of financing receivables included in the consolidated balance sheets as of December 31, 2024 and 2023 is as follows:

(in millions of dollars)	2024	2023
Retail	$14,297	$13,868
Wholesale	8,749	10,334
Other	39	47
Total	$23,085	$24,249
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, from the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have “interest-free” periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale by the dealer of the underlying equipment. For the “interest-free” period, Financial Services is compensated by Industrial Activities based on market interest rates. After the expiration of any “interest-free” period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The “interest-free” periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2024, 2023 or 2022 relating to the termination of dealer contracts.
Maturities of financing receivables as of December 31, 2024 are as follows:

(in millions of dollars)	Amount
2025	$13,438
2026	3,535
2027	2,731
2028	1,880
2029	1,093
2030 and thereafter	408
Total	$23,085
It has been the Company’s experience that substantial portions of retail receivables, which include retail notes and finance leases, are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Financing receivables has significant concentrations of credit risk in the agriculture and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company typically retains, as collateral, a security interest in the equipment associated with retail and wholesale receivables, while revolving charge accounts are generally not related to or secured by an identified piece of equipment.
Transfers of Financial Assets
As part of its overall funding strategy, the Company periodically transfers certain receivables into bankruptcy-remote special purpose entities ("SPEs") as part of its asset backed securitization ("ABS") programs or into factoring transactions.
SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs are consolidated since the Company has both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. Therefore, the SPEs do not meet the accounting criteria for deconsolidation. As a result, they are accounted for as a secured borrowing.

Certain securitizations are also VIEs and consequently, the VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At December 31, 2024 and 2023, the carrying amount of such restricted receivables included in financing receivables are the following:

(in millions of dollars)	2024	2023
Retail	$8,692	$7,707
Wholesale	5,246	6,381
Total	$13,938	$14,088
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
Allowance for credit losses activity for the year ended December 31, 2024, is as follows:

(in millions of dollars)	Retail	Wholesale
Opening balance	$310	$53
Provision	201	3
Charge-offs	(89)	(7)
Recoveries	6	3
Foreign currency translation and other	(52)	(4)
Ending balance	$376	$48
For the period ended on December 31, 2024, the allowance for credit losses included an increase in retail reserves, primarily driven by specific reserve needs in South America. This increase was largely due to Brazilian market conditions, including current crop prices, flooding, and drought events. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses activity for the year ended December 31, 2023, is as follows:

(in millions of dollars)	Retail	Wholesale
Opening Balance, as recast	$270	$64
Provision	86	(6)
Charge-offs	(42)	(5)
Recoveries	4	—
Foreign currency translation and other	(8)	—
Ending balance	$310	$53

At December 31, 2023, the allowance for credit losses included an increase in reserves due to reserve needs primarily in South America, partially offset by a decrease in reserves of $15 million due to the sale of CNH Capital Russia. The provision for credit losses is included in selling, general and administrative expenses.
Allowance for credit losses activity for the year ended December 31, 2022, is as follows:

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
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally over 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the year ended December 31, 2024.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables by vintage as of December 31, 2024, is as follows:

(in millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2024					$4,485	$5	$4,490	$5
2023					2,145	6	2,151	12
2022					1,421	4	1,425	9
2021					766	2	768	5
2020					249	1	250	3
Prior to 2020					58	1	59	3
Total	64	4	68	9,056	9,124	19	9,143	37
South America
2024					1,400	5	1,405	—
2023					1,255	26	1,281	2
2022					518	26	544	24
2021					287	8	295	12
2020					127	2	129	4
Prior to 2020					65	1	66	3
Total	29	1	30	3,622	3,652	68	3,720	45
Asia Pacific
2024					563	—	563	—
2023					402	1	403	1
2022					276	1	277	1
2021					129	—	129	1
2020					41	—	41	2
Prior to 2020					3	—	3	2
Total	4	3	7	1,407	1,414	2	1,416	7
Europe, Middle East, Africa	—	—	—	11	11	7	18	—
Total Retail	$97	$8	$105	$14,096	$14,201	$96	$14,297	$89
Wholesale
North America	$—	$—	$—	$4,817	$4,817	$23	$4,840	$—
South America	—	—	—	1,048	1,048	—	1,048	—
Asia Pacific	2	1	3	883	886	1	887	2
Europe, Middle East, Africa	7	—	7	1,967	1,974	—	1,974	5
Total Wholesale	$9	$1	$10	$8,715	$8,725	$24	$8,749	$7

The aging of financing receivables by vintage as of December 31, 2023, is as follows:

(in millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail

North America
2023					$3,976	$4	$3,980	$1
2022					2,133	4	2,137	10
2021					1,323	3	1,326	4
2020					561	2	563	3
2019					208	1	209	3
Prior to 2019					66	1	67	3
Total	44	3	47	8,220	8,267	15	8,282	24
South America
2023					1,986	9	1,995	—
2022					955	32	987	—
2021					573	13	586	2
2020					294	4	298	7
2019					123	2	125	1
Prior to 2019					107	1	108	1
Total	22	—	22	4,016	4,038	61	4,099	11
Asia Pacific
2023					609	—	609	—
2022					453	1	454	1
2021					255	1	256	1
2020					115	1	116	2
2019					31	1	32	2
Prior to 2019					3	—	3	1
Total	5	6	11	1,455	1,466	4	1,470	7
Europe, Middle East, Africa	—	—	—	6	6	11	17	—
Total Retail	$71	$9	$80	$13,697	$13,777	$91	$13,868	$42
Wholesale
North America	$—	$—	$—	$5,154	$5,154	$—	$5,154	$—
South America	—	—	—	1,404	1,404	2	1,406	4
Asia Pacific	4	2	6	870	876	—	876	1
Europe, Middle East, Africa	5	—	5	2,893	2,898	—	2,898	—
Total Wholesale	$9	$2	$11	$10,321	$10,332	$2	$10,334	$5
Modifications
CNH periodically modifies the terms of their finance receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral based lender, CNH has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified financing receivables. CNH's allowance for credit losses incorporates historical loss information, including the effects of the modified financing receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the financing receivable.
As of December 31, 2024, modifications of CNH's retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months were not significant during the full year 2024.

Due to conditions in the Brazilian market, including crop prices and extreme weather events like flooding and drought, CNH has offered payment refinancing to South American customers. These refinancings are not deemed to be modifications as they are insignificant adjustments to the contract and generally, the customer are not considered to be in financial difficulty. To qualify, customers must make partial payments on their outstanding installments. CNH takes these refinancings into account when provisioning for credit losses. As of December 31, 2024, $95 million of installments were refinanced relating to $380 million of retail Agricultural receivables in South America.
Note 5: Inventories
Inventories (stated at the lower of cost or net realizable value, cost being determined on a FIFO basis) as of December 31, 2024 and 2023 consist of the following:

(in millions of dollars)	2024	2023
Raw materials	$1,372	$1,891
Work-in-process	384	443
Finished goods	3,020	3,211
Total Inventories	$4,776	$5,545
Note 6: Property, Plant and Equipment
A summary of property, plant and equipment as of December 31, 2024 and 2023 is as follows:

(in millions of dollars)	2024	2023
Land and industrial buildings	$1,657	$1,896
Plant, machinery and equipment	3,814	3,641
Construction in progress	227	276
Other	433	423
Gross property, plant and equipment	6,131	6,236
Accumulated depreciation	(4,195)	(4,323)
Net property, plant and equipment	$1,936	$1,913

Property, plant and equipment recorded under capital leases were immaterial as of December 31, 2024 and 2023.
Depreciation expenses on the above property, plant and equipment totaled $235 million, $213 million and $198 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company had contractual commitments of $76 million and $207 million for the acquisition of property, plant and equipment at December 31, 2024 and 2023, respectively.
Note 7: Investments in Unconsolidated Subsidiaries and Affiliates
A summary of investments in unconsolidated subsidiaries and affiliates as of December 31, 2024 and 2023 is as follows:

(in millions of dollars)	2024	2023(1)
Equity method	$403	$425
Other investments, at carrying value	87	54
Total	$490	$479
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.

A summary of the combined results of operations and financial position as reported by the investees that CNH accounts for using the equity method is as follows (unaudited):

	Years Ended December 31,
(in millions of dollars)	2024	2023(1)	2022
Net revenue	$2,621	$2,748	$2,096
Income before taxes	$481	$632	$348
Net income	$380	$477	$280
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.

	As of December 31,
(in millions of dollars)	2024	2023(1)
Total assets	$7,558	$7,568
Total liabilities	$6,430	$6,347
Total equity	$1,128	$1,221
    (1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
The investees included in these tables primarily consists of Al Ghazi Tractors Ltd. (43.2% ownership), TürkTraktör ve Ziraat Makineleri A.S. (37.5% ownership), New Holland HFT Japan Inc. (50.0% ownership), CNH de Mexico S.A. de C.V. (50.0% ownership), CIFINS S.p.a (50.0% ownership) and CNH Industrial Capital Europe S.a.S (24.9% ownership owned directly by CIFINS S.p.a).
Note 8: Leases
Lessee
The Company has operating lease contracts mainly for buildings, plant and machinery, vehicles, IT equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For the leases the Company recognized, on a straight-line basis over the lease term, the Company incurred lease expense of $5 million, $10 million and $13 million for the year ended December 31, 2024, 2023 and 2022, respectively.
For long-term leases recorded in the balance sheet, the Company incurred operating lease expenses of $106 million, $93 million and $74 million for the year ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, the Company recorded approximately $275 million and $297 million of a right-of-use asset, respectively, and $282 million and $300 million of lease liability included in Other assets and Other liabilities, respectively. At December 31, 2024 and 2023 the weighted-average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted-average discount rate for operating leases were 5.1 years and 4.5%, and 5.6 and 4.4%, respectively.
During the years ended December 31, 2024 and 2023, leased assets obtained in exchange for operating lease obligations were $84 million and $153 million, respectively. During the years ended December 31, 2024 and 2023, operating cash outflow for amounts included in the measurement of operating lease obligations was $103 million and $90 million, respectively.
Future minimum lease payments under non-cancellable leases as of December 31, 2024, were as follows:

(in millions of dollars)	Operating Leases
2025	$86
2026	66
2027	51
2028	37
2029	26
2030 and thereafter	58
Total future minimum lease payments	324
Less: Interest	42
Total	$282

Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components are accounted for separately.
A summary of equipment on operating leases as of December 31, 2024, and 2023 is as follows:

(in millions of dollars)	2024	2023
Equipment on operating leases	$1,831	$1,784
Accumulated depreciation and other changes	(365)	(367)
Net equipment on operating leases	$1,466	$1,417
Depreciation expense on equipment on operating leases is recorded in "Other, net" and amounted to $188 million, $187 million and $207 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table sets out a maturity analysis of operating lease payments, showing the undiscounted lease payments to be received after the reporting date:

(in millions of dollars)	Amount
2025	$195
2026	136
2027	68
2028	27
2029	7
2030 and thereafter	—
Total undiscounted lease payments	$433
Note 9: Goodwill and Other Intangibles
Changes in the carrying amount of goodwill, for the years ended December 31, 2024 and 2023 are as follows:

(in millions of dollars)	Agriculture	Construction	Financial Services	Total
Balance at January 1, 2023	$3,136	$46	$140	$3,322
Foreign currency translation and other	2	1	1	4
Acquisitions	288	—	—	288
Balance at December 31, 2023	3,426	47	141	3,614
Foreign currency translation and other	(24)	(3)	(3)	(30)
Balance at December 31, 2024	$3,402	$44	$138	$3,584
During 2023, the acquisitions of Augmenta, Bennamann and Hemisphere led to an increase in goodwill for Agriculture of $76 million, $118 million and $111 million, respectively. Goodwill related to the acquisitions was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Measurement period adjustments were recorded in 2024 reducing goodwill by $3 million for Hemisphere. During the fiscal year 2023, measurement period adjustments were recorded reducing goodwill by $14 million and $3 million for Augmenta and Bennamann, respectively. The valuations of assets acquired and liabilities assumed were finalized for Hemisphere as of December 31, 2024 and for Augmenta and Bennamann as of March 31, 2024.
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
Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurs. At December 31, 2024 the Company completed its annual impairment assessment and concluded there were no impairments to goodwill for any of the reporting units. As of December 31, 2024 the estimated fair values of each reporting units with goodwill exceeded the carrying value by more than 58%.
As of December 31, 2024 and 2023, the Company’s other intangible assets and related accumulated amortization consisted of the following:

		2024			2023
(in millions of dollars)	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$218	$203	$15	$246	$223	$23
Patents, concessions, licenses and other	5-25	938	573	365	928	523	405
Capitalized software	2-5	1,159	910	249	1,070	810	260
		2,315	1,686	629	2,244	1,556	688
Other intangible assets not subject to amortization:
In-process research and development		198	—	198	213	—	213
Software in-progress		121	—	121	119	—	119
Trademarks		273	—	273	272	—	272
Total other intangible assets		$2,907	$1,686	$1,221	$2,848	$1,556	$1,292
During the fourth quarter 2024, the Company recorded an impairment charge of $11 million related to the in-process research and development asset in the Agriculture segment. The impairment charge is included in Research and Development expenses in the Consolidated Statement of Operations.
During 2023, the Company’s acquisitions lead to an increase in intangible assets of $35 million, $46 million and $51 million for Augmenta, Bennamann and Hemisphere, respectively. The recorded intangibles comprise developed technology, in-process R&D, and customer relationships. Measurement period adjustments were recorded in 2024 increasing intangible assets by $6 million for Hemisphere. During 2023, measurement period adjustments were recorded in the second and third quarters increasing intangible assets by $12 million and $5 million for Augmenta and Bennamann, respectively. The valuations of assets acquired and liabilities assumed were finalized for Hemisphere as of December 31, 2024, and finalized for Augmenta and Bennamann as of March 31, 2024.
CNH recorded amortization expenses of $182 million, $164 million and $130 million during 2024, 2023 and 2022, respectively.
Based on the current amount of other intangible assets subject to amortization, the estimated annual amortization expense for each of the succeeding 5 years is expected to be as follows: $144 million in 2025; $108 million in 2026; $91 million in 2027; $69 million in 2028 and $44 million in 2029.
Note 10: Debt
Credit Facilities
Lenders of committed credit facilities have the obligation to make advances up to the facility amount. Lenders of uncommitted facilities have the right to terminate the agreement with prior notice to CNH. At December 31, 2024, CNH’s available committed unsecured facilities expiring after twelve months amounted to $5.5 billion ($5.9 billion at December 31, 2023).
Euro 3.25 billion Revolving Credit Facility: On April 19, 2024, the Company terminated its five-year committed revolving credit agreement dated March 18, 2019 (as amended and restated on December 10, 2021) and entered into a new five-year credit agreement, which provides for an unsecured, committed revolving credit facility in an aggregate principal amount equal to €3.25 billion. The Company may elect to increase the total commitments under the credit facility up to an additional €500 million on the terms set forth in the credit agreement. The credit facility will mature, and all outstanding loans will become due and payable, on April 19, 2029, or such later date as may be extended pursuant to the two extension options of one-year each which are available to the Company on the terms set forth in the credit agreement.
The credit facility contains customary covenants (including a negative pledge, a status (or pari passu) covenant and restrictions on the incurrence of indebtedness by certain subsidiaries) and customary events of default, some of which are subject to minimum thresholds and customary mitigants (including cross acceleration provisions, failure to pay amounts due or to comply with certain provisions under the credit agreement, the occurrence of certain bankruptcy-related events) and mandatory prepayment obligations upon a change in control of the Company.
At December 31, 2024, Financial Services’ committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($3.7 billion at December 31, 2023), of which $3.1 billion at December 31, 2024 ($3.7 billion at December 31, 2023) were utilized.

Debt
A summary of issued bonds outstanding as of December 31, 2024, is as follows:

(in millions of dollars, except percentages)	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities

Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	$675
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	104
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	519
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	623
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	52
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	520
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	52
CNH Industrial N.V. (2)	EUR	750	3.750%	June 11, 2031	779
Other Bonds:
CNH Industrial N.V. (3)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(50)
Total Industrial Activities					$3,774
Financial Services
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	$500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	500	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital Australia Pty Ltd.	AUD	500	5.400% 5.800%	2026/2027	310
CNH Industrial Capital Canada Ltd.	CAD	400	5.500%	August 11, 2026	278
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	278
CNH Industrial Capital Canada Ltd	CAD	300	4.000%	April 11, 2028	208
CNH Industrial Capital Argentina S.A.	USD	131	0.000% 7.500%	2025/2028	131
Banco CNH Industrial Capital S.A.	BRL	4,107	12.290% 13.940%	2025/2028	663
Hedging effects, bond premium/discount, and unamortized issuance costs					(46)
Total Financial Services					$6,022
(1) Bond listed on the regulated market of Euronext Dublin
(2) Bond listed on the Global Exchange Market of Euronext Dublin
(3) Bond listed on the New York Stock Exchange

A summary of total debt as of December 31, 2024 and 2023, is as follows:

	2024			2023
(in millions of dollars)	Industrial Activities	Financial Services	Consolidated	Industrial Activities	Financial Services	Consolidated
Total bonds	$3,774	$6,022	$9,796	$3,986	$5,170	$9,156
Asset-backed debt	—	11,965	11,965	—	11,716	11,716
Other debt	269	4,852	5,121	146	6,308	6,454
Intersegment debt	456	334	—	301	527	—
Total Debt	4,499	23,173	26,882	4,433	23,721	27,326
Financial payables to Iveco Group N.V.	4	58	62	6	140	146
Total Debt (including Financial payables to Iveco Group N.V.)	$4,503	$23,231	$26,944	$4,439	$23,861	$27,472
The weighted-average interest rate on consolidated debt at December 31, 2024, and 2023 was 5.7% and 5.3%, respectively.
In February 2024, CNH Industrial Capital Argentina. issued USD 53 million of 7.500% notes due in 2026, with an issue price of 100.000% of their principal amount.
In March 2024, CNH Industrial Capital Canada Ltd. issued CAD 400 million of 4.800% notes due in 2027, with an issue price of 99.876% of their principal amount.
In March 2024, CNH Industrial Capital LLC issued USD 600 million of 5.100% due in 2029 with an issue price of 99.157% of their principal amount.
In April 2024, Banco CNH Industrial Capital S.A. issued BRL 700 million of notes in three tranches: BRL 335 million at Certificado de Depósito Interbancário ("CDI") + 0.550% due 2026, BRL 245 million at CDI + 0.750% due in 2027 and BRL 120 million at CDI + 0.900% due in 2028.
In May 2024, CNH Industrial Australia issued AUD 250 million of 5.400% notes due in 2027 at an issue price of 99.877% of their principal amount. In September 2024, the obligation nominal amount was increased by AUD 75 million, at an issuance price of 101.561%, for a total of AUD 325 million.
In May 2024, Banco CNH Industrial Capital S.A. issued BRL 50 million of notes at CDI + 0.900% notes due in 2028, through a private placement.
In May 2024, Banco CNH Industrial Capital S.A. issued BRL 200 million of 12.290% notes due in 2028, through a private placement.
In June 2024, Banco CNH Industrial Capital S.A. issued BRL 200 million of notes in two tranches: BRL 100 million at 12.350% due in 2026 and BRL 100 million at 12.850% due in 2027, through a private placement.
In June 2024, CNH Industrial N.V. issued Euro 750 million of 3.750% notes due in 2031 with an issue price of 99.168% of their principal amount.
In October 2024, CNH Industrial Capital LLC issued USD 500 million of 4.500% notes due in 2027 with an issue price of 99.809% of their principal amount.
In October 2024, CNH Industrial Capital Canada Ltd. issued CAD 300 million of 4.000% notes due 2028 with an issue price of 99.964% of their principal amount.
In October 2024, Banco CNH Industrial Capital S.A. issued BRL 500 million of notes in three tranches: BRL 150 million at CDI + 0.350% due in 2026, BRL 200 million at BRL at CDI + 0.500% due in 2027 and BRL 150 million at CDI + 0.700% due in 2028.
In November 2024, CNH Industrial Capital Argentina issued USD 17 million of 6.000% notes due in 2026 at an issue price of 100.000% of their principal amount.
In November 2024, CNH Industrial Capital Argentina issued USD 11 million of 7.500% notes due in 2028 at an issue price of 100.000% of their principal amount.
In April 2023, CNH Industrial Capital LLC issued USD 600 million of 4.550% notes due 2028, with an issue price of 98.857% of their principal amount.
In May 2023, CNH Industrial Capital Argentina issued USD 36 million of 0.000% notes due in 2025 at an issue price of 124.000% of their principal amount.
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
Other debt consists primarily of borrowings from banks which are at various terms and rates. Included in Other debt of Financial Services is approximately $1.3 billion and $1.5 billion at December 31, 2024 and 2023, respectively, of funding provided by the Brazilian development agency, Banco Nacional de Desenvolvimento Econômico e Social ("BNDES"). The program provides subsidized funding to financial institutions to be loaned to customers to support the purchase of agricultural or construction machinery or commercial equipment in accordance with the program.
A summary of the minimum annual repayments of debt as of December 31, 2024, and thereafter is as follows:

(in millions of dollars)	Industrial Activities	Financial Services	Consolidated
2025	$1,023	$9,816	$10,839
2026	521	5,154	5,675
2027	1,097	3,009	4,106
2028	52	2,232	2,284
2029	519	1,945	2,464
2030 and thereafter	831	683	1,514
Financial payables to Iveco Group N.V.	4	58	62
Intersegment	456	334	—
Total	$4,503	$23,231	$26,944
Please refer to "Note 16: Financial Instruments" for fair value information on debt.
Note 11. Supply Chain Finance Programs
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
As of December 31, 2024 and 2023, $79 million and $148 million, respectively, of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within "Trade payables" in our consolidated balance sheets and are reflected as cash flow from operating activities in our consolidated statements of cash flows when settled.
Changes in the outstanding obligation for the year ended December 31, 2024, are as follows:

(in millions of dollars)	2024
Balance at beginning of year	$148
Invoices confirmed during the year	1,459
Confirmed invoices paid during the year	(1,501)
Currency translation adjustment and other	(27)
Balance at end of year	$79

Note 12: Income Taxes
CNH Industrial N.V. and its subsidiaries have substantial worldwide operations and incur tax obligations in the jurisdictions in which they operate. The Company's provision for income taxes as reported in its consolidated statements of operations for the year ended December 31, 2024, of $336 million consists almost entirely of income taxes related to subsidiaries of CNH Industrial N.V.
The sources of income before taxes and equity in income of unconsolidated subsidiaries and affiliates for the years ended December 31, 2024, 2023 and 2022 are as follows:

(in millions of dollars)	2024	2023	2022
Parent country source	$(36)	$(48)	$143
Foreign sources	1,493	2,751	2,539
Income (loss) of Consolidated Group before Income Taxes	$1,457	$2,703	$2,682
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

(in millions of dollars)	2024	2023	2022
Current income taxes	$442	$1,118	$819
Deferred income taxes	(106)	(524)	(72)
Total income tax provision (benefit)	$336	$594	$747
CNH Industrial N.V. is incorporated in the Netherlands but is a tax resident of the United Kingdom ("U.K."). The reconciliation of the differences between the provision for income taxes and the statutory rate is presented based on the weighted average of the U.K. statutory corporation tax rates in force over each of the Company’s calendar year reporting periods; specifically, the tax rate are 25.0%, 23.5% and 19.0% for the years ended December 31, 2024, 2023 and 2022, respectively. Reconciliations of CNH’s income tax expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

(in millions of dollars)	2024	2023	2022
Tax provision at the parent statutory rate	$364	$635	$510
Foreign income taxed at different rates	37	73	243
Change in valuation allowance	(7)	(117)	(70)
Tax contingencies	69	66	58
Tax credits and incentives	(88)	(136)	(54)
Hyper-inflationary tax impacts (1)	(64)	27	(6)
Withholding taxes (1)	26	28	3
Other	(1)	18	63
Total income tax provision (benefit)	$336	$594	$747
(1) These balances were shown within "Other" in previous periods. In the current period, they have been presented separately. Prior period amounts have been reclassified for comparability.
The change in tax expense in 2024 as compared to 2023 was largely attributable to lower profit-before tax and the tax impact from Argentina's highly inflationary economy as identified in the table above. The 2024 tax expense was also reduced by the recognition of $29 million of previously unrecognized deferred tax benefit assets in China, offset by the de-recognition of $35 million of deferred tax assets in Argentina, increases in withholding tax on dividends, and lower benefits from U.S. exports.
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
At December 31, 2024, undistributed earnings in certain subsidiaries outside the U.K. totaled approximately $13 billion, of which $2 billion could give rise to tax costs upon distribution. The company has not recorded a deferred tax liability related to its undistributed earnings because the remittance of earnings to the U.K. would either incur no tax, or because such earnings are indefinitely reinvested. The Company has determined the amount of unrecognized deferred tax liability relating to the $2 billion of undistributed earnings that would be taxable if distributed was approximately $136 million and was attributable to withholding taxes and incremental local country income taxes in certain jurisdictions. The repatriation of undistributed earnings from subsidiaries to the U.K. is generally exempt from U.K. income taxes and as such there is no deferred tax liability associated with the receipt of undistributed earnings by the U.K. tax-resident parent entity from its subsidiaries in non-U.K. jurisdictions. Finally, the Company evaluated the undistributed earnings from joint ventures in which it owned 50% or less and recorded $10 million of deferred tax liabilities as of December 31, 2024.
Deferred Income Tax Assets and Liabilities
The components of net deferred tax assets as of December 31, 2024 and 2023 are as follows:

(in millions of dollars)	2024	2023
Deferred tax assets:
Warranty and campaigns	$99	$94
Allowance for credit losses	158	137
Marketing and sales incentive programs	504	551
Other risk and future charges reserve	46	57
Pension, postretirement and postemployment benefits	82	104
Leasing liabilities	68	69
Research and development costs	293	234
Other reserves	200	267
Tax credits and loss carry forwards	293	262
Less: Valuation allowances	(183)	(207)
Total deferred tax assets	1,560	1,568
Deferred tax liabilities:
Property, plant and equipment	365	380
Intangibles	183	192
Inventories	33	25
Other	80	27
Total deferred tax liabilities	661	624
Net deferred tax assets	$899	$944
Net deferred tax assets are reflected in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 as follows:

(in millions of dollars)	2024	2023
Deferred tax assets	$927	$979
Deferred tax liabilities	(28)	(35)
Net deferred tax assets	$899	$944
Valuation Allowances
As of December 31, 2024, the Company has valuation allowances of $183 million against certain deferred tax assets, including tax loss carry forwards, tax credits and other deferred tax assets. These valuation allowances are primarily attributable to certain operations in Argentina, Germany, and the U.K.
CNH has gross tax loss carry forwards in several tax jurisdictions. These tax losses expire as follows: $23 million in 2025; $4 million in 2026; $4 million in 2027; $6 million in 2028; $288 million in 2029 and beyond. CNH also has tax loss carry forwards of approximately $730 million with indefinite lives. CNH has tax credit carry forwards of $51 million of which $9 million will expire in 2026, $2 million will expire in 2027, $5 million will expire in 2028, and $35 million will expire in 2029 and beyond.
Uncertain Tax Positions
The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The Company has open tax years from 2006 to 2024. Due to the global nature of the Company’s business, transfer pricing disputes may arise, and the Company may seek correlative relief through the competent authority processes. The Company has considered the possibility of correlative relief when booking contingencies related to transfer pricing. The lapsing of statutes, closure of currently on-going audits, or initiation of new audits in the next 12 months is not expected to have a material adverse effect on the Company's financial positions or results of operations.

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

(in millions of dollars)	2024	2023
Balance, beginning of year	$234	$162
Additions based on tax positions related to the current year	36	52
Additions for tax positions of prior years	16	63
Reductions for tax positions of prior years	(6)	(35)
Reductions for tax positions as a result of lapse of statute	(12)	—
Settlements	—	(8)
Balance, end of year	$268	$234
As of December 31, 2024, there are $268 million of unrecognized tax benefits before consideration of interest and penalties and $304 million of unrecognized tax benefits after consideration of interest and penalties that if recognized would affect the effective tax rate.
The Company recognizes interest and penalties accrued related to tax contingencies as part of the income tax provision. During the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of approximately $22 million, $7 million and $6 million for income tax related interest and penalties, respectively. The Company had approximately $47 million, $25 million and $19 million of income tax related interest and penalties accrued at December 31, 2024, 2023 and 2022, respectively.
The Organization for Economic Cooperation and Development (the "OECD") has proposed a global minimum tax of 15% of reported profits ("Pillar Two") that has been agreed upon in principle by over 140 countries. Pillar Two legislation has been enacted in one or more jurisdictions in which the Company operates and the Company has determined it is within the scope of the legislation. The Company has assessed the impact of the Pillar Two legislation and related transitional safe harbor provisions and does not expect the tax impacts of the legislation to have a material impact on the Company's financial results during 2024.
Note 13: Employee Benefit Plans and Postretirement Benefits
CNH provides pension, healthcare and insurance plans and other postemployment benefits to its employees and retirees under defined contribution and defined benefit plans.
In the case of defined contribution plans, CNH makes contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been made, the Company has no further payment obligations. CNH recognizes the contribution cost when the employees have rendered their service and includes this cost by function in cost of goods sold, SG&A expense, and R&D expense. During the years ended December 31, 2024, 2023 and 2022, CNH recorded expenses of $138 million, $145 million and $115 million, respectively, for its defined contribution plans.
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
In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that the Company was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The Company and its U.K. pension scheme trustee are reviewing this development and considering whether this decision has any implications for the CNHI and JI Case Pension Plans. The Company is currently assessing the potential impact of this ruling on its financial statements, including any implications for pension obligations, funding requirements, or other financial exposures. Due to the complexity of the ruling, the Company will engage with the pension plan trustees and other parties required to retrieve and analyze data necessary to perform an assessment of plan amendments which may be affected by this ruling. As of December 31, 2024, the Company is not able to reasonably estimate the impact of this ruling, if any, on the Company’s results of operations.
Healthcare Postretirement Benefit Plans
Healthcare postretirement benefit plan obligations comprise obligations for healthcare and insurance plans granted to employees working in the U.S. and Canada. These plans generally cover employees retiring on or after reaching the age of 55 who have completed at least 10 years of employment. CNH U.S. salaried and non-represented hourly employees and Canadian employees hired after January 1, 2001, and January 1, 2002, respectively, are not eligible for postretirement healthcare and life insurance benefits under the CNH plans. These benefits may be subject to deductibles, co-payment provisions and other limitations, and CNH has reserved the right to change or terminate these benefits, subject to the provisions of any collective bargaining agreement. These plans are not required to be funded. However, beginning in 2007, the Company began making contributions on a voluntary basis to a separate and independently managed fund established to finance the North American healthcare plans.
On February 20, 2018, CNH announced that the United States Supreme Court ruled in its favor in Reese vs. CNH Industrial N.V. and CNH Industrial America LLC. The decision allowed CNH to terminate or modify various retiree healthcare benefits previously provided to certain UAW Union represented CNH retirees. On April 16, 2018, CNH announced its determination to modify the Benefits provided to the applicable retirees (“Benefits Modification”) to make them consistent with the Benefits provided to current eligible CNH retirees who had been represented by the UAW. The Benefits Modification resulted in a reduction of the plan liability by $527 million. This amount was amortized from OCI to the income statement over approximately 4.5 years, which represents the average service period to attain eligibility conditions for active participants. The amount was completely amortized as of December 31, 2022. For the year ended December 31, 2022, $90 million of amortization was recorded as a pre-tax gain in Other, net.
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability by approximately $101 million. This amount is being amortized from OCI to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the year ended December 31, 2024, 2023 and 2022, $24 million, $24 million and $24 million of amortization was recorded as a pre-tax gain in Other, net, respectively.
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

Obligations and Funded Status
The following summarizes data from CNH’s defined benefit pension, healthcare and other postemployment plans for the years ended December 31, 2024 and 2023:

	Pension		Healthcare (1)		Other (1)
(in millions of dollars)	2024	2023	2024	2023	2024	2023
Change in benefit obligations:
Beginning benefit obligation	$1,274	$1,175	$179	$181	$100	$89
Service cost	10	9	2	3	5	5
Interest cost	52	54	8	9	3	4
Plan participants’ contributions	1	1	3	4	—	—
Actuarial loss (gain)	(95)	53	8	10	(7)	5
Gross benefits paid	(85)	(80)	(21)	(29)	(13)	(7)
Plan amendments	16	4	1	1	(2)	—
Currency translation adjustments and other (2)	(4)	58	6	—	(5)	4
Ending benefit obligation	1,169	1,274	186	179	81	100
Change in the fair value of plan assets:
Beginning plan assets	1,049	979	58	58	—	—
Actual return on plan assets	8	51	4	6	—	—
Employer contributions	32	41	—	—	—	—
Plan participants’ contributions	1	1	—	—	—	—
Gross benefits paid	(74)	(68)	(2)	(6)	—	—
Currency translation adjustments and other (2)	2	45	—	—	—	—
Ending plan assets	1,018	1,049	60	58	—	—
Funded status:	$(151)	$(225)	$(126)	$(121)	$(81)	$(100)
(1)The healthcare and other postemployment plans are not required to be prefunded.
(2)Includes the impact of the transfer of the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans through group annuity contract purchases in 2022.

The following summarizes data from CNH’s defined benefit pension plans by significant geographical area for the years ended December 31, 2024 and 2023:

	U.S.		U.K.		Germany (1)		Other Countries (1)
(in millions of dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Change in benefit obligations:
Beginning benefit obligation	$139	$128	$825	$770	$117	$108	$193	$169
Service cost	1	2	—	—	—	—	9	7
Interest cost	7	7	36	38	3	4	6	5
Plan participants’ contributions	—	—	—	—	—	—	1	1
Actuarial loss (gain)	—	7	(87)	17	(5)	12	(3)	17
Gross benefits paid	(6)	(5)	(51)	(48)	(11)	(11)	(17)	(16)
Plan amendments	—	—	16	4	—	—	—	—
Currency translation adjustments and other (2)	—	—	17	44	(6)	4	(15)	10
Ending benefit obligation	141	139	756	825	98	117	174	193
Change in the fair value of plan assets:
Beginning plan assets	161	159	707	650	4	4	177	166
Actual return on plan assets	6	6	(13)	36	—	—	14	9
Employer contributions	—	—	25	31	—	—	7	10
Plan participants’ contributions	—	—	—	—	—	—	1	1
Gross benefits paid	(5)	(4)	(52)	(48)	—	—	(17)	(16)
Currency translation adjustments and other (2)	—	—	16	38	—	—	(13)	7
Ending plan assets	162	161	683	707	4	4	169	177
Funded status:	$21	$22	$(73)	$(118)	$(94)	$(113)	$(5)	$(16)
(1)    Pension benefits in Germany and some other countries are not required to be prefunded.
(2)    Includes the impact of the transfer of the outstanding pension benefit obligations related to certain retirees and beneficiaries within the U.S. plans through group annuity contract purchases in the fourth quarter of 2023.
Net amounts recognized in the consolidated balance sheets as of December 31, 2024 and 2023 consist of:

	Pension		Healthcare		Other
(in millions of dollars)	2024	2023	2024	2023	2024	2023
Other assets	$34	$30	$—	$—	$—	$—
Pension, postretirement and other postemployment benefits	(185)	(255)	(126)	(121)	(81)	(100)
Net liability recognized at end of year	$(151)	$(225)	$(126)	$(121)	$(81)	$(100)

Pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2024, consist of:

(in millions of dollars)	Pension	Healthcare	Other
Unrecognized actuarial losses (gains)	$329	$15	$(14)
Unrecognized prior service credit	18	(22)	(8)
Accumulated other comprehensive loss	$347	$(7)	$(22)

The following table summarizes the aggregate pension accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension
(in millions of dollars)	2024	2023
Accumulated benefit obligation	$904	$998
Fair value of plan assets	$724	$753
The following table summarizes CNH’s pension and other post-employment plans with projected benefit obligations in excess of plan assets:

	Pension		Healthcare		Other
(in millions of dollars)	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$908	$1,091	$187	$179	$81	$100
Fair value of plan assets	$724	$836	$60	$58	$—	$—
The total accumulated benefit obligation for pension was $1,152 million and $1,256 million as of December 31, 2024 and 2023, respectively.
Net Periodic Benefit Cost
The following summarizes the components of net periodic benefit cost of CNH’s defined benefit for the years ended December 31, 2024, 2023 and 2022:

	Pension			Healthcare			Other
(in millions of dollars)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$10	$9	$11	$2	$3	$4	$5	$5	$5
Interest cost	52	54	27	8	9	6	3	4	1
Expected return on assets	(54)	(45)	(47)	(3)	(4)	(5)	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	(24)	(36)	(126)	—	—	—
Actuarial loss (gain)	22	18	19	—	—	1	(3)	2	(2)
Settlement loss and other	—	2	(3)	7	—	3	1	(1)	1
Net periodic benefit cost (credit)	$30	$38	$7	$(10)	$(28)	$(117)	$6	$10	$5
Net periodic benefit cost recognized in net income and other changes in plan assets and benefit obligations that are recognized in other comprehensive loss during 2024 consist of:

(in millions of dollars)	Pension	Healthcare	Other
Net periodic benefit cost	$30	$(10)	$6
Benefit adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	(22)	—	3
Amortization of actuarial losses	(49)	7	(9)
Amortization of prior service (cost) credit	16	25	(1)
Currency translation adjustments and other	(6)	1	1
Total recognized in other comprehensive (income) loss	(61)	33	(6)
Total recognized in comprehensive loss	$(31)	$23	$—

Assumptions
The following assumptions were utilized in determining the funded status at December 31, 2024 and 2023, and the net periodic benefit cost of CNH’s defined benefit plans for the years ended December 31, 2024, 2023 and 2022:

	Pension plans			Healthcare plans			Other
(in percentages)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average rate assumptions used to determine funded status
Discount rate	4.89	4.22	4.64	5.36	4.97	5.28	3.67	3.50	4.11
Rate of compensation increase	2.80	2.91	3.03	4.00	4.00	4.00	3.00	2.94	3.19
Initial healthcare cost trend rate	n/a	n/a	n/a	5.35	4.70	5.12	n/a	n/a	n/a
Ultimate healthcare cost trend rate(1)	n/a	n/a	n/a	4.08	3.74	4.00	n/a	n/a	n/a
Weighted-average rate assumptions used to determine expense
Discount rates—service cost	2.80	3.51	1.32	5.11	5.37	3.15	3.73	4.32	1.36
Discount rates—interest cost	4.22	4.65	1.59	4.91	5.17	2.87	3.51	4.08	0.99
Rate of compensation increase	2.91	3.03	2.41	4.00	4.00	4.00	2.94	3.19	2.33
Long-term rates of return on plan assets	5.22	4.54	3.42	6.25	5.75	4.76	n/a	n/a	n/a
Initial healthcare cost trend rate	n/a	n/a	n/a	4.70	5.12	4.18	n/a	n/a	n/a
Ultimate healthcare cost trend rate(1)	n/a	n/a	n/a	3.74	4.00	3.58	n/a	n/a	n/a

(1)    CNH expects to achieve the ultimate healthcare cost trend rate in 2033 for U.S. plans. A flat trend rate assumption is utilized for the Canada plans.
Assumed discount rates are used in measurements of pension, healthcare and other postemployment benefit obligations and interest cost components of net periodic cost. CNH selects its assumed discount rates based on the consideration of equivalent yields on high-quality fixed income investments at the measurement date. The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The discount rates for the U.S., European, U.K. and Canadian obligations are based on a benefit cash flow-matching approach and represent the rates at which the benefit obligations could effectively be settled as of the measurement date, December 31. The benefit cash flow-matching approach involves analyzing CNH’s projected cash flows against a high-quality bond yield curve, mainly calculated using a wide population of AA-grade corporate bonds subject to minimum amounts outstanding and meeting other defined selection criteria. The discount rates for the Company’s remaining obligations are based on benchmark yield data of high-quality fixed income investments for which the timing and amounts of payments approximate the timing and amounts of projected benefit payments.
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
CNH annually reviews the mortality assumptions and demographic characteristics of its U.S. pension plan and healthcare plan participants. In 2024 and 2023, the Company continued to use the adopted MP 2021 mortality improvement scale as it continues to be the most current. At this time the Company is not adjusting to the MP 2021 for any short-term or long-term impacts COVID may have on mortality improvement scales issued in the future.
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
Weighted-average target asset allocation for all plans for 2024 are as follows:

All Plans
Asset category:
Equity securities	9%
Debt securities	58%
Cash/Other	33%
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
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2024:

(in millions of dollars)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equities	$—	$—	$—	$—
Non-U.S. equities	—	—	—	—
Total Equity securities	—	—	—	—
Fixed income securities:
U.S. government bonds	18	18	—	—
U.S. corporate bonds	8	8	—	—
Non-U.S. government bonds	24	—	24	—
Non-U.S. corporate bonds	11	—	11	—
Mortgage backed securities	2	—	2	—
Other fixed income	3	—	3	—
Total Fixed income securities	66	26	40	—
Other types of investments:
Mutual funds (1)	860	—	860	—
Insurance contracts	66	—	—	66
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	926	—	860	66
Cash:	36	14	22	—
Total of Level 1, Level 2 and Level 3 Assets	$1,028	$40	$922	$66
Investments at net asset value:
Mutual funds (2)	49
Total Net Assets	$1,077	$40	$922	$66

(1)     This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
(2)         This category includes open ended mutual fund, the underlying assets of the mutual fund are illiquid in nature and are not classified in the fair value hierarchy using the net asset per share practical expedient.

The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2024:

(in millions of dollars)	Level 3 Assets
Balance at December 31, 2023	$45
Actual return on plan assets relating to assets still held at reporting date	1
Purchases	28
Settlements	(5)
Transfers in and/or out of level 3	(1)
Currency impact	(2)
Balance at December 31, 2024	$66
The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2023:

(in millions of dollars)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equities	$—	$—	$—	$—
Non-U.S. equities	—	—	—	—
Total Equity securities	—	—	—	—
Fixed income securities:
U.S. government bonds	13	12	1	—
U.S. corporate bonds	17	14	3	—
Non-U.S. government bonds	26	—	26	—
Non-U.S. corporate bonds	13	—	13	—
Mortgage backed securities	2	—	2	—
Other fixed income	2	—	2	—
Total Fixed income securities	73	26	47	—
Other types of investments:
Mutual funds (1)	919	—	919	—
Insurance contracts	45	—	—	45
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	964	—	919	45
Cash:	22	11	11	—
Total of Level 1, Level 2 and Level 3 Assets	$1,059	$37	$977	$45
Investments at net asset value:
Mutual funds (2)	48
Total Net Assets	$1,107	$37	$977	$45
(1) This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2023:

(in millions of dollars)	Level 3 Assets
Balance at December 31, 2022	$40
Actual return on plan assets relating to assets still held at reporting date	1
Purchases	4
Settlements	(2)
Transfers in and/or out of Level 3	—
Currency impact	2
Balance at December 31, 2023	$45

Contributions
CNH expects to contribute (including through direct benefit payments) approximately $43 million to its pension plans, $19 million to its healthcare plans and $6 million to its other post-employment plans in 2025.
The benefit expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

(in millions of dollars)	Pension Plans	Healthcare	Other
2025	$91	$23	$6
2026	79	22	7
2027	88	20	6
2028	86	19	6
2029	86	18	7
2030 - 2034	405	77	36
Total	$835	$179	$68
Note 14: Other Liabilities
A summary of “Other liabilities” as of December 31, 2024 and 2023 is as follows:

(in millions of dollars)	2024	2023
Warranty and campaign programs	$633	$610
Marketing and sales incentive programs	2,075	2,433
Tax payables	243	704
Accrued expenses and deferred income	917	946
Accrued employee benefits	376	524
Lease liabilities	282	300
Legal reserves and other provisions	390	342
Contract liabilities	72	50
Restructuring reserve	30	43
Other	345	355
Total	$5,363	$6,307
Warranty and Campaign Program
As described in "Note 2: Summary of Significant Accounting Policies," CNH pays for basic warranty and other service action costs. A summary of recorded activity for the basic warranty and campaign program accrual for the years ended December 31, 2024 and 2023 are as follows:

(in millions of dollars)	2024	2023
Balance at beginning of year	$610	$544
Current year additions	628	566
Claims paid	(570)	(510)
Currency translation adjustment and other	(35)	10
Balance at end of year	$633	$610

Restructuring Provision
The Company’s restructuring program announced in November 2023 targeted both labor and non-labor SG&A expenses. This program was completed in 2024, and the Company has incurred a total of $128 million from launch to December 31, 2024, under this program.
The Company incurred restructuring costs of $118 million, $67 million and $31 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs were as follows:
•In 2024, Agriculture, Construction and Financial Services recorded $104 million, $13 million and $1 million respectively.
•In 2023, Agriculture, Construction and Financial Services recorded $51 million, $14 million and $2 million, respectively.
•In 2022, Agriculture and Construction recorded $21 million and $10 million, respectively.
The following table sets forth restructuring activity for the years ended December 31, 2024, 2023 and 2022:

(in millions of dollars)	Severance and Other Employee Costs	Facility Related Costs	Other Restructuring	Total
Balance at January 1, 2022	$17	$11	$1	$29
Restructuring charges	23	4	4	31
Reserves utilized: cash	(12)	(3)	(3)	(18)
Reserves utilized: non-cash	(2)	(9)	—	(11)
Currency translation adjustments	(1)	—	—	(1)
Balance at December 31, 2022	25	3	2	30
Restructuring charges	36	23	8	67
Reserves utilized: cash	(19)	(23)	(12)	(54)
Reserves utilized: non-cash	(3)	1	2	—
Currency translation adjustments	—	—	—	—
Balance at December 31, 2023	39	4	—	43
Restructuring charges	81	17	20	118
Reserves utilized: cash	(99)	(5)	(14)	(118)
Reserves utilized: non-cash	(2)	(5)	(7)	(14)
Currency translation adjustments	(4)	(3)	8	1
Balance at December 31, 2024	$15	$8	$7	$30
Note 15: Commitments and Contingencies
CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product liability, asbestos, personal injury, emissions and/or fuel economy regulatory, competition law and other regulatory investigations and environmental claims. We are party to various unresolved investigations, claims and actions that our incidental to our business. The most significant of these matters are described below.
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require the Company to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurance and could affect CNH’s financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, such amounts are provided for in the Company's income statement and the related accrual is recorded in “Other liabilities” on the consolidated balance sheets.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of December 31, 2024 and 2023, environmental reserves of approximately $21 million and $20 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigation
Follow-up on Damages Claims: In 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to Medium & Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco ("the Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the Demerger, CNH cannot be excluded from current and future follow on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various intercompany arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of the damages effectively paid to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of either Iveco or IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote and, at this time, is unable to reasonably estimate any potential losses.
FPT Emissions Investigation: On July 22, 2020, a number of the Company's (pre-Demerger) offices in Europe were visited by investigators in the context of a request for assistance by the public prosecutors of Frankfurt am Main, Germany and Turin, Italy in relation to alleged noncompliance of two engine models produced by FPT Industrial S.p.A. ("FPT Industrial"), which is a wholly-controlled subsidiary of Iveco Group N.V.. The Italian criminal investigation was dismissed in 2023. As a result of FPT Industrial's full cooperation and ongoing discussions with the investigative authorities, the German criminal investigation was concluded in December 2023. FPT is defending individual civil claims alleging emissions' non-compliance in Germany and Austria. While the Company had no role in the design and sale of such engine models and vehicles, the Company is unable to predict the likelihood of these outcomes or reasonably estimate any potential losses. The Company believes that the risk of either FPT Industrial or Iveco Group N.V. defaulting on potential payment obligations arising from such proceedings is remote.
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

Commitments
CNH has entered into operating lease contracts for the right to use industrial buildings and equipment and other assets.
Refer to Note 8: Leases for future minimum lease payments under non-cancellable lease contracts.
At December 31, 2024, Financial Services has various agreements to extend credit for the following financing arrangements:

(in millions of dollars)	Total Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$8,985	$5,411	$3,574
Revolving charge accounts	$2,706	$240	$2,466
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of December 31, 2024 and 2023 totaling $54 million and $37 million, respectively.
Note 16: Financial Instruments
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
All of CNH’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s foreign exchange derivatives was $4.2 billion and $6.1 billion at December 31, 2024 and 2023, respectively.
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
Interest rate derivatives that have been designated as fair value hedge relationships have been used by CNH to mitigate the volatility in the fair value of existing fixed rate bonds and medium-term notes due to changes in floating interest rate benchmarks. Gains and losses on these instruments are recorded in “Interest expense” in the period in which they occur, and an offsetting gain or loss is also reflected in “Interest expense” based on changes in the fair value of the debt instrument being hedged due to changes in floating interest rate benchmarks.
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the years ending December 31, 2024, 2023 and 2022.
All of CNH’s interest rate derivatives outstanding as of December 31, 2024 and 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s interest rate derivatives was approximately $9.1 billion and $9.0 billion at December 31, 2024 and 2023, respectively.
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

Financial Statement Impact of CNH Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges on accumulated other comprehensive income (loss) and net income during the year ended December 31, 2024, 2023 and 2022 (in millions of dollars):

		Recognized in Net Income
For the Year Ended December 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2024
Foreign exchange contracts	$(17)	Net sales	$(9)
		Cost of goods sold	(18)
		Other, net	4
		Interest expense, net	(25)
Interest rate contracts	103
Total	$86		$(48)

2023
Foreign exchange contracts	$(35)	Net sales	$(7)
		Cost of goods sold	(33)
		Other, net	7
		Interest expense, net	6
Interest rate contracts	(82)
Total	$(117)		$(27)

2022
Foreign exchange contracts	$(191)	Net sales	$(1)
		Cost of goods sold	(219)
		Other, net	3
		Interest expense, net	30
Interest rate contracts	59
Total	$(132)		$(187)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the years ended December 31, 2024, 2023 and 2022:

(in millions of dollars)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	86	(49)	37
Net income reclassified from accumulated other comprehensive income into income	48	(3)	45
Accumulated derivative net income as of December 31, 2024	$115	$(43)	$72

(in millions of dollars)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(117)	39	(78)
Net income reclassified from accumulated other comprehensive income into income	27	(3)	24
Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)

(in millions of dollars)	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(3)	$(14)	$(17)
Impact of demerger	19	—	19
Net changes in fair value of derivatives	(132)	4	(128)
Net income reclassified from accumulated other comprehensive income into income	187	(17)	170
Accumulated derivative net income as of December 31, 2022	$71	$(27)	$44
The following tables summarize the impact of the changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings for the year ended December 31, 2024, 2023 and 2022:

		For the Year Ended December 31,
(in millions of dollars)	Classification of Gain	2024	2023	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$19	$(42)	$(104)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(49)	$(67)	$(16)

The fair values of CNH’s derivatives as of December 31, 2024 and 2023 in the consolidated balance sheets are recorded as follows:

	December 31, 2024		December 31, 2023
(in millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Derivative assets	$103	Derivative assets	$60
Foreign currency contracts	Derivative assets	44	Derivative assets	31
Total derivative assets		$147		$91
Interest rate contracts	Derivative liabilities	$58	Derivative liabilities	$117
Foreign currency contracts	Derivative liabilities	51	Derivative liabilities	49
Total derivative liabilities		$109		$166

Derivatives not designated as hedging instruments
Interest rate contracts	Derivative assets	$22	Derivative assets	$31
Foreign currency contracts	Derivative assets	27	Derivative assets	14
Total derivative assets		$49		$45
Interest rate contracts	Derivative liabilities	$22	Derivative liabilities	$30
Foreign currency contracts	Derivative liabilities	15	Derivative liabilities	20
Total derivative liabilities		$37		$50
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Level 1		Level 2		Total
(in millions of dollars)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Assets
Foreign exchange derivatives	$—	$—	$71	$46	$71	$46
Interest rate derivatives	—	—	125	90	125	90
Total Assets	$—	$—	$196	$136	$196	$136
Liabilities
Foreign exchange derivatives	$—	$—	$66	$69	$66	$69
Interest rate derivatives	—	—	80	147	80	147
Total Liabilities	$—	$—	$146	$216	$146	$216
Items Measured at Fair Value on a Non-Recurring Basis
During the fourth quarter of 2024 the Company recorded an intangible assets impairment of $11 million related to the in-process research and development. The impairment is the result of the declining Agriculture market.
The following tables present fair value for nonrecurring Level 3 measurements from impairments as of December 31, 2024 and 2023:

	Fair Value		Losses
(in millions of dollars)	2024	2023	2024	2023
Other intangible assets	$173	$—	$11	$—
The following is a description of the valuation methodologies the Company uses for non-monetary assets at fair value:
Other intangible assets, net: The impairments are measured at the lower of the carrying amount or fair value. The valuations were based on the relief from royalty approach. Inputs utilized for the valuation include projected revenues, projected costs to complete, and weighted average cost of capital.

Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024		December 31, 2023
(in millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$23,085	$22,920	$24,249	$24,129
Debt	$26,882	$27,222	$27,326	$27,624
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
Note 17: Shareholders’ Equity
The Articles of Association of CNH Industrial N.V. provide for authorized share capital of €40 million, divided into 2 billion common shares and 2 billion special voting shares to be held with associated common shares, each with a per share par value of €0.01. As of December 31, 2024, the Company’s share capital was €18 million (equivalent to $25 million), fully paid-in, and consisted of 1,364,400,196 common shares (1,248,023,791 common shares outstanding and 116,376,405 common shares held in treasury by the Company as described in the following section) and 396,474,276 special voting shares (370,994,305 special voting shares outstanding, net of 25,479,971 special voting shares held in treasury by the Company as described in the section below).
Changes in the composition of the share capital of CNH Industrial N.V. during 2024, 2023 and 2022 are as follows:

(number of shares)	Common Shares	Loyalty Program Special Voting Shares	Total Shares
Total shares at December 31, 2021	1,356,077,000	371,218,250	1,727,295,250
Capital increase	554,023	—	554,023
Common stock repurchases	(12,390,052)	—	(12,390,052)
Retirement of special voting shares	—	(145,297)	(145,297)
Total shares at December 31, 2022	1,344,240,971	371,072,953	1,715,313,924
Capital increase	1,894,985	—	1,894,985
Common stock repurchases	(55,198,371)	—	(55,198,371)
Retirement of special voting shares	—	(72,343)	(72,343)
Total shares at December 31, 2023	1,290,937,585	371,000,610	1,661,938,195
Capital increase	16,965,686	—	16,965,686
Common stock repurchases	(59,879,480)	—	(59,879,480)
Retirement of special voting shares	—	(6,305)	(6,305)
Total shares at December 31, 2024	1,248,023,791	370,994,305	1,619,018,096
During the year ended December 31, 2024 and 2023, — million and 0.1 million special voting shares, respectively, were acquired for no consideration by the Company following the deregistration of the corresponding number of qualifying common shares from the Loyalty Register, net of transfer and allocation of special voting shares in accordance with the Special Voting Shares – Terms and Conditions.

Furthermore, during the years ended December 31, 2024 and 2023, the Company delivered 17.0 million and 1.9 million common shares, respectively, under the Company’s stock compensation plan, primarily due to the vesting or exercise of share-based awards. See “Note 18: Share-Based Compensation” for further discussion.
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
Treasury Shares
In order to maintain the necessary operating flexibility over an adequate time period, including the implementation of the program in place, on April 13, 2022, the Annual General Meeting ("AGM") granted to the Board of Directors the authority to acquire common shares in the capital of the Company through stock exchange trading on the Euronext Milan and the NYSE or otherwise for a period of 18 months. The program reached its conclusion on November 6, 2023. Upon the completion of the program, on November 7, 2023, CNH's board of directors approved a new share buyback program. Under the new program, CNH will repurchase up to $1 billion worth of its common shares between November 8, 2023, and March 1, 2024. In February 2024, the Company’s Board of Directors authorized a $500 million share buyback program under which the Company may repurchase its common shares commencing after the maturity or exhaustion of the limit of the $1 billion share buyback program.
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
During the year ended December 31, 2024, the Company repurchased 59.9 million shares of its common stock on the NYSE and on multilateral trading facilities under the buyback program. As of December 31, 2024, the Company held 116.4 million common shares in treasury, net of transfers of common shares to fulfill its obligations under its stock compensation plans, at an aggregate cost of $1,386 million. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

During the year ended December 31, 2024, the Company acquired, for no consideration, approximately — million special voting shares following the deregistration of qualifying common shares from the Loyalty Register, net of the transfer and allocation of special voting shares to those shareholders whose qualifying common shares became eligible to receive special voting shares after the uninterrupted three-year registration period in the Loyalty Register. As of December 31, 2024, the Company held 25.5 million special voting shares in treasury.
Dividend
On May 3, 2024, the Company's shareholders approved a dividend of $0.47 per common share and totaling approximately $591 million.
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
Note 18: Share-Based Compensation
For the years ended December 31, 2024, 2023 and 2022 CNH recognized total share-based compensation expense of $19 million, $99 million and $87 million respectively. For the years ended December 31, 2024, 2023 and 2022, CNH recognized a total reduction to taxable income of $29 million, $14 million and $11 million, respectively, related to vesting of share-based compensation awards. Unrecognized share-based compensation costs will be recognized over a weighted-average period of 1.3 years.
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
2022, 2023, and 2024 Long-Term Incentive Plan
In 2022, 2023, and 2024, the Board of Directors approved the 2022-2024 Long-Term Incentive Plan, the 2023-2025 Long-Term Incentive Plan, and the 2024-2026 Long-Term Incentive Plan respectively, under the EIP. The 2022, 2023, and 2024 Long-Term Incentive Plans feature the same three year vesting period, two internal financial metrics, and financial multiplier as the 2021 Long-Term Incentive plan. Additionally the two internal financial metrics and financial multiplier are calculated as specified in the 2021 Long Term Incentive plan. However, differences between all plans exist in regards to the performance achievement threshold for both ROIC and EPS. Furthermore, the 2022, 2023, and 2024 plans feature a smaller list of comparator group for its TSR percentile ranking when compared to the 2021 plan.
In 2023 and 2024 CNH issued 2.8 million and 9.7 million PSUs, respectively. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2023 and 2024 was $12.29 and $8.27 per share, respectively.
The following table reflects the activity of PSUs under the Long-Term Incentive Plans during the year ended December 31, 2024:

	2024
	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	13,379,487	$9.52
Granted	9,714,110	$8.27
Forfeited/Cancelled	(1,163,447)	$13.00
Vested	(15,128,611)	$7.66
Nonvested at end of year	6,801,539	$11.28
Restricted Share Units ("RSU")
In 2022, 2023, and 2024, CNH issued approximately 2 million, 2 million and 4 million Restricted Share Units (“RSUs”) to key executive officers and select employees with a weighted average fair value of $13.90, $11.87 and $9.42 per share, respectively. The fair value of the award is measured using the CNH Industrial N.V. stock price on the grant date adjusted for the present value of future dividends that employees will not receive during the vesting period. The RSUs vest upon a time-based service requirement.
2021-2023 Long-Term Incentive Plan
On December 4, 2020, CNH issued two separate RSU grants to key executive officers and select employees. Under the first RSU grant, 1.1 million RSUs were awarded to select employees with a weighted average fair value of $11.43. These awards vested on December 31, 2020. Under the second RSU grant, 3.3 million RSUs were awarded to select employees and were set to vest in three equal installments over a three-year period. The first tranche, which consisted of 1.1 million RSUs, was set to vest on April 30, 2022. The second and third tranches were set to vest on April 30, 2023, and April 30, 2024, respectively. The weighted average fair value for the December 2020 three tranche award group are $11.23, $11.02, and $10.82, respectively.
On December 14, 2020, CNH issued 120 thousand RSUs to the Chair of CNH, of which 17 thousand vested on December 31, 2020. The weighted average fair value for these awards is $10.96. The remaining 103 thousand RSUs vested in three equal installments on April 30, 2022, 2023, and 2024 respectively. The fair value for these awards was $10.76, $10.55 and $10.35, respectively.
During 2021, CNH issued an additional 1.5 million RSUs to the CEO, key executive officers and select employees. Of the awards that were issued, 1.2 million are set to vest in three equal installments over a three-year period. The first tranche, which consists of

0.4 million RSUs, were set to vest on April 31, 2022. The second and third tranches were set to vest on April 30, 2023, and April 30, 2024, respectively. The weighted average fair value of these awards are $14.04 per share for the first tranche, $13.84 per share for the second tranche, and $13.66 per share for the third tranche. The remaining awards issued in 2021 had a cumulative weighted average fair value of $16.73. In 2021, CNH, in anticipation of the Demerger, accelerated the vesting of awards with a vest date of April 30, 2022 to December 1, 2021, excluding shares awarded to the CEO and Chairperson. As a result, CNH recorded $5 million of expense due to the acceleration of these awards. The weighted average fair value of the shares vested during 2021 was $11.75 per share.
2022-2024 Long-Term Incentive Plan
In 2023 and 2024 CNH issued 2.1 million and 3.5 million RSUs. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted average fair value of the awards that were issued in 2023 and 2024 were $11.87 and $9.42 per share.
The following table reflects the activity of RSUs under the Long-Term Incentive Plans during the year ended December 31, 2024:

	2024
	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	5,423,057	$11.21
Granted	3,510,065	$9.42
Forfeited	(893,278)	$12.15
Vested	(1,835,471)	$8.46
Nonvested at end of year	6,204,373	$10.88
Additional Share-Based Compensation Information
The table below provides additional share-based compensation information for the years ended December 31, 2024, 2023 and 2022:

(in millions of dollars)	2024	2023	2022
Total intrinsic value of options exercised and shares vested	$203	$52	$22
Fair value of shares vested	$126	$14	$3
Note 19: Earnings per Share
The Company’s basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. The effect of dilutive securities is calculated using the treasury stock method.

The following table sets forth the computation of basic EPS and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

(in millions of dollars, except per share data)	2024	2023(1)	2022
Basic:
Net income (loss) attributable to CNH Industrial N.V.	$1,246	$2,275	$2,029
Basic earnings (loss) per share attributable to common shareholders:
Weighted average common shares outstanding—basic	1,254	1,332	1,351
Basic earnings (loss) per share	$0.99	$1.71	$1.50
Diluted:
Net income (loss) attributable to CNH Industrial N.V.	$1,246	$2,275	$2,029
Weighted average common shares outstanding—basic	1,254	1,332	1,351
Dilutive effect of stock compensation plans	6	18	11
Weighted average common shares outstanding—diluted (2)	1,260	1,350	1,362
Diluted earnings (loss) per share	$0.99	$1.69	$1.49
(1) See Note 23 Immaterial Revision of Prior Period Financial Statements.
(2) For the years ended December 31, 2024 and 2023, no shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact. For the year ended December 31, 2022, 0.50 million shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
Note 20: Accumulated Other Comprehensive Income (Loss)
The Company’s share of comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translation gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income of entities accounted for using the equity method, and reclassifications for amounts included in net income less net income and other comprehensive income attributable to the noncontrolling interest. For more information on the Company’s derivative instruments, see “Note 16: Financial Instruments”. For more information on the Company’s pensions and retirement benefit obligations, see “Note 13: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) consisted of the following:

	Year Ended December 31, 2024
(in millions of dollars)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$134	$(52)	$82
Changes in retirement plans’ funded status	15	(12)	3
Foreign currency translation	(408)	—	(408)
Share of other comprehensive loss of entities using the equity method	(28)	—	(28)
Other comprehensive income (loss)	$(287)	$(64)	$(351)

	Year Ended December 31, 2023(1)
(in millions of dollars)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(90)	$34	$(56)
Changes in retirement plans’ funded status	(87)	21	(66)
Foreign currency translation	40	—	40
Share of other comprehensive loss of entities using the equity method	1	—	1
Other comprehensive income (loss)	$(136)	$55	$(81)
(1)    See Note 23 Immaterial Revision of Prior Period Financial Statements.

	Year Ended December 31, 2022
(in millions of dollars)	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$56	$(12)	$44
Changes in retirement plans’ funded status	29	12	41
Foreign currency translation	158	—	158
Share of other comprehensive loss of entities using the equity method	(25)	—	(25)
Other comprehensive income (loss)	$218	$—	$218
The changes, net of tax, in each component of accumulated other comprehensive income (loss) consisted of the following:

(in millions of dollars)	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income of Entities Using the Equity Method	Total
Balance, December 31, 2021	$(17)	$(559)	$(1,643)	$(226)	$(2,445)
Demerger of Iveco Group	19	233	(316)	12	(52)
Balance, January 1, 2022	2	(326)	(1,959)	(214)	(2,497)
Other comprehensive income (loss), before reclassifications	(126)	102	159	(25)	110
Amounts reclassified from other comprehensive income	170	(61)	—	—	109
Other comprehensive income (loss)(1)	44	41	159	(25)	219
Balance, December 31, 2022	46	(285)	(1,800)	(239)	(2,278)
Other comprehensive income (loss), before reclassifications(2)	(80)	(54)	37	1	(96)
Amounts reclassified from other comprehensive income	24	(12)	—	—	12
Other comprehensive income (loss)(1)	(56)	(66)	37	1	(84)
Balance, December 31, 2023	(10)	(351)	(1,763)	(238)	(2,362)
Other comprehensive income (loss), before reclassifications	37	7	(407)	(28)	(391)
Amounts reclassified from other comprehensive income	45	(4)	—	—	41
Other comprehensive income (loss)(1)	82	3	(407)	(28)	(350)
Balance, December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)

(1)    Excluded from the table above is other comprehensive (income) loss allocated to noncontrolling interests of $(1) million, $3 million and $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    See Note 23 Immaterial Revision of Prior Period Financial Statements.

Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) at December 31, 2024 and 2023 consisted of the following:

	Amount Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations line
(in millions of dollars)	2024	2023
Cash flow hedges	$9	$7	Net sales
	18	33	Cost of goods sold
	(4)	(7)	Other, net
	25	(6)	Interest expense
	(3)	(3)	Income taxes
	45	24
Change in retirement plans’ funded status:
Amortization of actuarial losses	19	20	(1)
Amortization of prior service cost	(24)	(36)	(1)
	1	4	Income taxes
	(4)	(12)
Total reclassifications, net of tax	$41	$12

(1)    These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 13: Employee Benefit Plans and Postretirement Benefits” for additional information.
Note 21: Segment Reporting
The operating segments through which the Company manages its operations are reflected in the internal reporting used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and make decisions about resource allocation. The Company’s Chief Operating Decision Makers (“CODM”) has been identified as the Chief Executive Officer (“CEO”). The CEO is charged with the management of CNH, reviews operating performance of the segments and makes decisions on certain operational matters. The CEO, supported by the Global Leadership Team ("GLT"), presents to the Board of Directors the Company's operating results, updated strategic business plans, and long-term value creation strategies as well as top short-term and mid-term operational and strategic risks. The presentations to the Board of Directors allows management to articulate their strategies for the achievement of their business objectives and mitigation of risks and permits the Board of Directors to give feedback on management’s plans.
The segments are organized based on products and services provided by the Company. CNH has three operating segments, that meet the criteria of reportable segments:
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
Financial Services provides and administers financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH's dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH dealers and distributors primarily to finance inventories of equipment. Furthermore, Financial Services provides trade receivables factoring services to CNH subsidiaries. The European Financial Services operations are supported by the Iveco Group's Financial Services segment. Financial Services also provides financial products and services to dealers and end customers of Iveco Group companies in the North America, South America and Asia Pacific regions. The segment is referred to commercially as CNH Capital - the captive financial provider for the CNH family of brands, specializing in agricultural and construction equipment. In Brazil, it operates under the brand of Banco CNH.
Revenues for each reported segment are those directly generated by or attributable to the segment as a result of the respective business activities and include revenues from transactions with third parties as well as those deriving from transactions with other segments, recognized at normal market prices. Segment expenses represent costs arising from each segment’s business activities with both third parties and other operating segments. These expenses are either directly attributable to the segment or allocated to it using recognized allocation bases, reflecting the amount of expenses that would be required if the segment operated autonomously from the larger group. Allocations are necessary to report segment data due to the integrated nature of our operations as well as the use of shared administrative functions and common support services. Expenses deriving from business activities with other segments are recognized at normal market prices.
With reference to the Agriculture and Construction segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Agriculture and Construction segments profitability. Adjusted EBIT of the Agriculture and Construction segments is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities’ interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring and unallocated items. In particular, non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of on-going operational activities.
With reference to Financial Services, the Company revised the performance metric used to assess the segment’s performance in 2024 from Net Income to Income before income taxes. This change was made to better reflect the manner in which the CODM evaluates segment performance and allocates resources. The prior-period segment results have been recast to reflect this change for comparability purposes.
The CODM uses both Adjusted EBIT of Agriculture and Construction and Income before income taxes of Financial Services predominantly in the annual budget and forecasting process. The CODM considers actual-to-budget and actual-to-forecast variances on a monthly basis for both measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Adjusted EBIT for Agriculture and Construction and Income before income taxes of Financial Services to evaluate any pricing strategy, to assess and compare the performance of each segment and to determine compensation of certain employees.
The following table includes reported segment revenue and income, significant segment expenses and other segment items considered in the calculation of both Adjusted EBIT for Industrial Activities' and Income before income taxes for Financial Services.

	Years Ended December 31, 2024
(in millions of dollars)	Agriculture(1)	Construction	Financial Services (2)	Total
Net Sales	$14,007	$3,053	$—
Finance, interest income (Financial Services)	—	—	2,774
Total Revenues	14,007	3,053	2,774
Cost of goods sold	(10,796)	(2,554)	—
Selling, general and administrative expenses(6)	(1,031)	(235)	(332)
Research and Development Expenses	(829)	(95)	—
Interest Expense (Financial Services)	—	—	(1,457)
Restructuring Expenses (Financial Services)	—	—	(1)
Other, Net (Financial Services)	—	—	(514)
Equity in income of joint ventures	119	—	19
Adjusted EBIT [A]	1,470	169	n/a
Income before income taxes [B]	n/a	n/a	489
Segment Profit/(loss) [C=A+B]				$2,128
Interest Income/(expenses), net (excluding Financial Services)				$(152)
Restructuring expenses (Industrial Activities)				(117)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(15)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(4)				(10)
Unallocated amounts (3)				(235)
Discrete items excluded from Segments(5)				(4)
Income tax expense				(336)
Net income				$1,259

	Years Ended December 31, 2023
(in millions of dollars)	Agriculture	Construction	Financial Services (2)	Total
Net Sales	$18,148	$3,932	$—
Finance, interest income	—	—	2,573
Total Revenues	18,148	3,932	2,573
Cost of goods sold	(13,521)	(3,317)	—
Selling, general and administrative expenses(6)	(1,214)	(273)	(218)
Research and Development Expenses	(937)	(104)	—
Interest Expense (Financial Services)	—	—	(1,235)
Restructuring Expenses (Financial Services)	—	—	(2)
Other, Net (Financial Services)	—	—	(629)
Equity in income of joint ventures	160	—	18
Adjusted EBIT [A]	2,636	238	n/a
Income before income taxes [B]	n/a	n/a	507
Segment Profit/(loss) [C=A+B]				$3,381
Interest Income/(expenses), net (excluding Financial Services)				$(76)
Restructuring expenses (Agriculture & Construction)				(65)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(105)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(4)				(4)
Unallocated amounts (3)				(240)
Discrete items excluded from Segments(5)				(10)
Income tax expense				(594)
Net income				$2,287

	Years Ended December 31, 2022
(in millions of dollars)	Agriculture	Construction	Financial Services (2)	Total
Net Sales	$17,969	$3,572	$—
Finance, interest income	—	—	1,996
Total Revenues	17,969	3,572	1,996
Cost of goods sold	(13,685)	(3,098)	—
Selling, general and administrative expenses(6)	(1,139)	(262)	(203)
Research and Development Expenses	(778)	(88)	—
Interest Expense (Financial Services)	—	—	(601)
Other, Net (Financial Services)	—	—	(744)
Equity in income of joint ventures	89	—	15
Adjusted EBIT [A]	2,456	124	n/a
Income before income taxes [B]	n/a	n/a	463
Segment Profit/(loss) [C=A+B]				$3,043
Interest Income/(expenses), net (excluding Financial Services)				$(119)
Restructuring expenses (Agriculture & Construction)				(31)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(59)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(4)				124
Unallocated amounts (3)				(147)
Discrete items excluded from Segments(5)				(25)
Income tax expense				(747)
Net income				$2,039
(1)See Note 23 Immaterial Revision of Prior Period Financial Statements.
(2)For Financial Services, the CODM uses Income before income taxes as the measure to allocate resources and assess segment performance. Interest income and interest expenses are presented as significant segment items considered in the calculation of net income.
(3)Unallocated amounts includes certain corporate costs and other operating expenses and incomes not allocated to segments' results.
(4)In the years ended December 31, 2024, 2023 and 2022, this item includes an annual pre-tax gain of $24 million, respectively as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S. In the years ended December 31, 2022, this item includes the pre-tax gain of $90 million as a result of the amortization over approximately 4.5 years of the $527 million positive impact from 2018 modification of a healthcare plan in the U.S.
(5)In the year ended December 31, 2024, this item includes a loss of $17 million on the sale of certain non-core product lines and a gain of $14 million for investment fair value adjustments. In the year ended December 31, 2023, this item includes a loss of $23 million on the sale of the CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann. In the year ended December 31, 2022, this item included $43 million of asset write-downs, $25 million of separation costs incurred in a connection with our spin-off of the Iveco Group Business and $22 million of costs related to the activity of the Raven segments held for sale, including the loss on the sale of the Engineered Films and Aerostar divisions, partially offset by a $65 million dollar gain on the sale of our Canada parts depot.
(6)In the years ended December 31, 2024, 2023 and 2022, this item included risk costs for the Financial Services segment of $204 million, $80 million and $72 million, respectively.
There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.

A summary of additional operating segment information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
(in millions of dollars)	2024	2023	2022
Revenues
Agriculture	$14,007	$18,148	$17,969
Construction	3,053	3,932	3,572
Net sales	17,060	22,080	21,541
Financial Services	2,774	2,573	1,996
Eliminations and other	2	34	14
Total Revenues	$19,836	$24,687	$23,551
Depreciation and Amortization (1)
Agriculture	$366	$331	$287
Construction	45	42	38
Other activities and adjustments	2	—	—
Depreciation and amortization of Industrial Activities	413	373	325
Financial Services	4	4	2
Total Depreciation and amortization	$417	$377	$327
Expenditures for long-lived assets (2)
Agriculture	$455	$534	$393
Construction	75	96	63
Other activities	3	7	—
Expenditures for long-lived assets of Industrial Activities	533	637	456
Financial Services	3	7	5
Total Expenditures for long-lived assets	$536	$644	$461
Inventory
Agriculture	$3,730	$4,299	$3,783
Construction	983	1,223	1,015
Financial Services	63	23	13
Total Inventory	$4,776	$5,545	$4,811
Equity Method Investments
Agriculture	$284	$302	$218
Financial Services	119	123	113
Total Equity Method Investments	$403	$425	$331

(1) Excluding equipment on operating leases.
(2) Excluding equipment on operating leases and right-of-use assets.

Geographic Information
CNH has its principal office in London, England, U.K. Revenues earned in the U.K. from external customers were $359 million, $548 million and $557 million for the years ended December 31, 2024, 2023 and 2022, respectively. Revenues earned in the rest of the world from external customers were $19,477 million, $24,139 million and $22,994 million for the years ended December 31, 2024, 2023 and 2022, respectively. The following highlights revenues earned from external customers in the rest of the world by destination:

(in millions of dollars)	2024	2023	2022
United States	$7,193	$9,090	$8,189
Brazil	2,748	3,540	3,904
Canada	1,745	1,712	1,530
France	1,060	1,300	1,123
Australia	888	1,222	982
Argentina	566	574	565
India	532	499	470
Italy	422	562	592
Germany	399	633	674
China	326	300	267
Poland	287	373	449
Spain	259	263	263
Other	3,052	4,071	3,986
Total Revenues from external customers in the rest of world	$19,477	$24,139	$22,994
Total long-lived tangible and intangible assets located in the U.K. were $324 million and $328 million at December 31, 2024, and 2023, respectively, and the total of such assets located in the rest of the world totaled $7,883 million and $7,908 million at December 31, 2024 and 2023, respectively. The following highlights long-lived tangible and intangible assets by geography in the rest of the world:

	At December 31,
(in millions of dollars)	2024	2023
United States	$5,795	$5,701
Canada	680	732
Italy	466	499
Brazil	202	226
France	62	60
China	51	53
Germany	19	24
Spain	3	3
Other	605	610
Total Long-lived assets in the rest of the world	$7,883	$7,908
In 2024, 2023 and 2022, no single external customer of CNH accounted for 10 percent or more of consolidated revenues.
Note 22: Related Party Information
As of December 31, 2024 and 2023 CNH’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. (formerly Fiat Chrysler Automobiles N.V. which, effective January 16, 2021, merged with Peugeot S.A. by means of a cross-border legal merger) and its subsidiaries and affiliates ("Stellantis") and Iveco Group N.V. which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH.
As of December 31, 2024, EXOR N.V. held 45.3% of CNH’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets, and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of December 31, 2024.

In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company’s Audit Committee reviews and, if appropriate, evaluates all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company in Europe. As of December 31, 2024, 2023, and 2022, among other things, EXOR N.V. managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the years ended December 31, 2024, 2023, and 2022.
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
The following table sets forth the related party transactions entered into with Iveco Group post-Demerger for the time period presented:

(in millions of dollars)	2024	2023	2022
Net revenues	$129	$139	$48
Purchases	$747	$1,042	$930
Selling, general and administrative expenses	$—	$—	$—

(in millions of dollars)	December 31, 2024	December 31, 2023
Trade receivables	$24	$25
Financial receivables from Iveco Group N.V.	$168	$380
Trade payables	$205	$335
Financial payables to Iveco Group N.V.	$62	$146

Transactions with Unconsolidated Subsidiaries and Affiliates
CNH sells agricultural and construction equipment and provides technical services to unconsolidated subsidiaries and affiliates such as CNH de Mexico S.A. de C.V., TürkTraktör and New Holland HFT Japan Inc. CNH also purchases equipment from unconsolidated subsidiaries and affiliates, such as TürkTraktör.
The following table sets forth the related party transaction entered into for the time period presented:

(in millions of dollars)	2024	2023	2022
Net sales	$489	$589	$400
Purchases	$420	$508	$554

(in millions of dollars)	December 31, 2024	December 31, 2023
Trade receivables	$3	$2
Trade payables	$53	$54
At December 31, 2024 and 2023, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for an amount of $53 million and $37 million, respectively, related to CNH Industrial Capital Europe S.a.S.
Note 23. Immaterial Revision of Prior Period Financial Statements
In the third quarter of the year ended December 31, 2024, the Company corrected the accounting treatment for highly inflationary accounting related to its unconsolidated subsidiary in Türkiye, TürkTraktör. Refer to Note 1 for additional information. While the prior period amounts have been revised, as set forth below for comparability, the impact of the correction in these prior periods is not material to the consolidated financial statements of the Company in any of the impacted periods.
The prior period impacts on the Company’s Consolidated Statements of Operations were as shown below.

	Year Ended December 31, 2023
(in millions of dollars and shares, except per share amounts)	Previously Reported	Revision Impacts	As Revised
Income (loss) of Consolidated Group before Income Taxes	$2,703	$—	$2,703
Income tax expense	(594)	—	(594)
Equity in income of unconsolidated subsidiaries and affiliates	274	(96)	178
Net income (loss)	2,383	(96)	2,287
Net income (loss) attributable to noncontrolling interests	12	—	12
Net income (loss) attributable to CNH Industrial N.V.	$2,371	$(96)	$2,275

Earnings per share attributable to common shareholders
Basic	$1.78	$(0.07)	$1.71
Diluted	$1.76	$(0.07)	$1.69
Weighted average shares outstanding
Basic	1,332	—	1,332
Diluted	1,350	—	1,350

The prior period impacts to the Company's Consolidated Statements of Comprehensive income were as shown below.

	Year Ended December 31, 2023
(in millions of dollars)	Previously Reported	Revision Impacts	As Revised
Net income (loss)	$2,383	$(96)	$2,287
Other comprehensive income (loss), net of tax
Share of other comprehensive income (loss) of entities using the equity method	(11)	12	1
Other comprehensive loss, net of tax	(93)	12	(81)
Comprehensive income (loss)	2,290	(84)	2,206
Less: Comprehensive income (loss) attributable to noncontrolling interests	15	—	15
Comprehensive income (loss) attributable to CNH Industrial N.V.	$2,275	$(84)	$2,191
The prior period impacts to the Company's Consolidated Balance Sheet were as shown below.

	December 31, 2023
(in millions of dollars)	Previously Reported	Revision Impacts	As Revised
Assets
Investments in unconsolidated subsidiaries and affiliates	563	(84)	479
Total Assets	$46,351	$(84)	$46,267
Liabilities and Equity
Total Liabilities	38,117	—	38,117
Redeemable equity	54	—	54
Retained earnings	9,750	(96)	9,654
Accumulated other comprehensive income (loss)	(2,374)	12	(2,362)
Total Equity	8,180	(84)	8,096
Total Liabilities and Equity	$46,351	$(84)	$46,267
The prior period impacts to the Company's Consolidated Statement of Cash Flows were as follows:

	Year Ended December 31, 2023
(in millions of dollars)	Previously Reported	Revision Impacts	As Revised
Cash Flows from Operating Activities
Net Income (loss)	$2,383	$(96)	$2,287
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Undistributed income of unconsolidated subsidiaries	(211)	96	(115)
Net cash provided (used) by operating activities	907	—	907