Form 10-Q
period 2025-03-31
CNH Industrial N.V.
filed 2025-05-06
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At March 31, 2025, 1,249,431,633 common shares, par value €0.01 per share, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2025 and December 31, 2024
(Unaudited)

(in millions of dollars)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,695	$3,191
Restricted cash	703	675
Trade receivables, net	186	125
Financing receivables, net	23,086	23,085
Financial receivables from Iveco Group N.V.	156	168
Inventories, net	5,156	4,776
Property, plant and equipment, net	2,004	1,936
Investments in unconsolidated subsidiaries and affiliates	471	490
Equipment under operating leases	1,494	1,466
Goodwill	3,593	3,584
Other intangible assets, net	1,226	1,221
Deferred tax assets	984	927
Derivative assets	156	196
Other assets	1,147	1,093
Total Assets	$42,057	$42,933
Liabilities and Equity
Debt	$26,010	$26,882
Financial payables to Iveco Group N.V.	60	62
Trade payables	2,216	2,292
Deferred tax liabilities	34	28
Pension, postretirement and other postemployment benefits	393	392
Derivative liabilities	92	146
Other liabilities	5,293	5,363
Total Liabilities	34,098	35,165
Redeemable noncontrolling interest	57	55
Common shares, €0.01, par value; outstanding 1,249,431,633 common shares and 370,994,305 loyalty program special voting shares at 03/31/2025; and outstanding 1,248,023,791 common shares and 370,994,305 loyalty program special voting shares at 12/31/2024	25	25
Treasury stock, at cost; 114,968,563 shares at 03/31/2025 and 116,376,405 at 12/31/2024	(1,365)	(1,386)
Additional paid-in capital	1,394	1,415
Retained earnings	10,440	10,309
Accumulated other comprehensive income (loss)	(2,655)	(2,712)
Noncontrolling interests	63	62
Total Equity	7,902	7,713
Total Liabilities and Equity	$42,057	$42,933

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars and shares, except per share amounts)	2025	2024(1)
Revenues
Net sales	$3,172	$4,131
Finance, interest and other income	656	687
Total Revenues	3,828	4,818
Costs and Expenses
Cost of goods sold	2,569	3,195
Selling, general and administrative expenses	386	411
Research and development expenses	184	228
Restructuring expenses	6	31
Interest expense	362	394
Other, net	159	157
Total Costs and Expenses	3,666	4,416
Income (loss) of Consolidated Group before Income Taxes	162	402
Income tax expense	(47)	(77)
Equity in income of unconsolidated subsidiaries and affiliates	17	44
Net income (loss)	132	369
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to CNH Industrial N.V.	$131	$368

Earnings per share attributable to common shareholders
Basic	$0.10	$0.29
Diluted	$0.10	$0.29
Weighted average shares outstanding
Basic	1,248	1,260
Diluted	1,253	1,274

Cash dividends declared per common share	$—	$—
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2025	2024(1)
Net income (loss)	$132	$369
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(7)	7
Changes in retirement plans’ funded status	(2)	—
Foreign currency translation	59	(50)
Share of other comprehensive income (loss) of entities using the equity method	10	(6)
Other comprehensive income (loss), net of tax	60	(49)
Comprehensive income (loss)	192	320
Less: Comprehensive income attributable to noncontrolling interests	4	1
Comprehensive income (loss) attributable to CNH Industrial N.V.	$188	$319
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2025	2024(1)
Cash Flows from Operating Activities
Net Income (loss)	$132	$369
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	102	103
Depreciation and amortization expense of assets under operating leases	48	45
Undistributed income of unconsolidated subsidiaries	(17)	(44)
Other non-cash items	78	57
Changes in operating assets and liabilities:
Provisions	(149)	(39)
Deferred income taxes	(18)	(18)
Trade and financing receivables related to sales, net	351	(22)
Inventories, net	(192)	(681)
Trade payables	(123)	(332)
Other assets and liabilities	(50)	(332)
Net cash provided (used) by operating activities	162	(894)
Cash Flows from Investing Activities
Additions to retail receivables	(1,734)	(1,769)
Collections of retail receivables	1,735	1,476
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(106)	(96)
Expenditures for assets under operating leases	(158)	(106)
Other, net	(17)	76
Net cash provided (used) by investing activities	(280)	(419)
Cash Flows from Financing Activities
Proceeds from long-term debt	2,629	4,584
Payments of long-term debt	(2,784)	(3,357)
Net increase (decrease) in other financial liabilities	(1,261)	(326)
Dividends paid	(1)	(1)
Purchase of treasury stock	(5)	(581)
Net cash provided (used) by financing activities	(1,422)	319
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	72	(92)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,468)	(1,086)
Cash, cash equivalents and restricted cash, beginning of year	3,866	5,045
Cash, cash equivalents and restricted cash, end of period	$2,398	$3,959

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,695	$3,236
Restricted cash	703	723
Total cash, cash equivalents and restricted cash	$2,398	$3,959
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".
See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2024	$25	$(1,386)	$1,415	$10,309	$(2,712)	$62	$7,713	$55
Net income (loss)	—	—	—	131	—	(2)	129	3
Other comprehensive income (loss), net of tax	—	—	—	—	57	3	60	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(5)	—	—	—	—	(5)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	26	(26)	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	5	—
Other changes	—	—	—	—	—	—	—	—
Balance March 31, 2025	$25	$(1,365)	$1,394	$10,440	$(2,655)	$63	$7,902	$57

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance December 31, 2023	$25	$(865)	$1,578	$9,654	$(2,362)	$66	$8,096	$54
Net income (loss)	—	—	—	368	—	(3)	365	4
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	—	(49)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(581)	—	—	—	—	(581)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	173	(173)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	(3)	—	—	—	—	(3)	—
Balance March 31, 2024	$25	$(1,276)	$1,415	$10,022	$(2,411)	$63	$7,838	$57
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. ("CNH" or the "Company") is incorporated in, and under the laws of, the Netherlands. CNH is a leading company in the capital goods sector that designs, produces and sells agricultural equipment and construction equipment. In addition, CNH’s Financial Services segment offers an array of financial products and services, including retail financing for the purchase or lease of new and used CNH and other manufacturers’ products and other retail financing programs and wholesale financing to dealers.
CNH has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include CNH Industrial N.V. and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars and, unless otherwise indicated, all financial data set forth in these consolidated financial statements are expressed in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including persistent inflation, increased tariffs and other trade restrictions and other geopolitical events may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•Europe, Middle East and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Türkiye, Uzbekistan, Pakistan, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia and Oceania.
Immaterial Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the three months ended September 30, 2024, the Company identified an immaterial error related to the highly inflationary accounting for its unconsolidated subsidiary in Türkiye, TürkTraktör ve Ziraat Makineleri A.S. ("TürkTraktör"). The functional currency of Türkiye-based TürkTraktör is the Turkish lira, and the Türkiye economy was deemed highly inflationary in 2022. CNH has determined that its translation criteria from Turkish lira into CNH's functional currency of U.S. Dollars resulted in an overstatement of CNH's Equity in income of Unconsolidated Subsidiaries and Affiliates by $33 million for the first quarter of 2024. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," CNH evaluated the error and determined that the related impact was not material to its financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to its results of operations for the three months ended September 30, 2024. For comparative purposes, the Company has made these immaterial corrections to the recognition of highly inflationary impacts, as well as the related impacts to retained earnings in the prior periods presented in this Form 10-Q. The impacts of the error and subsequent corrections are contained entirely within the Agriculture segment. A summary of revisions to our previously reported financial statements is presented in "Note 20: Immaterial Revision of Prior Period Financial Statements". We will also correct previously reported financial information for this immaterial error in the Company's filings, through the second quarter of 2025.

2. NEW ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt the new disclosures as required on Form 10-K for the year ended December 31, 2025.
Expense Disaggregation Disclosures
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.
Disclosure Improvements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material effect on its financial statements and related disclosures.
3. REVENUE
The following table summarizes revenues for the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Agriculture	$2,581	$3,373
Construction	591	758
Total Industrial Activities	3,172	4,131
Financial Services	651	685
Eliminations and other	5	2
Total Revenues	$3,828	$4,818

The following table disaggregates revenues by major source for the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Revenues from:
Sales of goods	$3,163	$4,120
Rendering of services and other revenues	9	11
Revenues from sales of goods and services	3,172	4,131
Finance and interest income	510	536
Rents and other income on operating lease	146	151
Finance, interest and other income	656	687
Total Revenues	$3,828	$4,818
Contract liabilities recorded in "Other liabilities" were $85 million and $72 million at March 31, 2025 and December 31, 2024, respectively. Contract liabilities primarily relate to extended warranties. During the three months ended March 31, 2025 and 2024, revenues included $3 million and $5 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $85 million (approximately $72 million at December 31, 2024). CNH expects to recognize revenue on approximately 29% and 88% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 30% and 90% as of December 31, 2024, respectively).
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

	March 31, 2025	December 31, 2024
Restricted cash	$611	$585
Financing receivables	10,207	10,831
Total Assets	$10,818	$11,416
Debt	$9,967	$10,577
Total Liabilities	$9,967	$10,577
5. EARNINGS PER SHARE
The Company’s basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS reflect the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock units and performance stock units are considered dilutive securities.

A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended March 31,
	2025	2024(1)
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial N.V.	$131	$368
Weighted average common shares outstanding—basic	1,248	1,260
Basic earnings (loss) per share	$0.10	$0.29
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,248	1,260
Dilutive effect of stock compensation plans (2)	5	14
Weighted average common shares outstanding—diluted	1,253	1,274
Diluted earnings (loss) per share	$0.10	$0.29
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(2)For the three months ended March 31, 2025, no shares were excluded from the computation of diluted earnings per share as all shares were dilutive. For the three months ended March 31, 2024, 301,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH’s defined benefit pension plans and postretirement health and life insurance plans for the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Service cost	$2	$2	$1	$1	$1	$1
Interest cost	13	13	2	2	1	1
Expected return on assets	(12)	(13)	(1)	(1)	—	—
Amortization of:
Prior service credit	—	—	(5)	(6)	—	—
Actuarial loss (gain)	5	5	1	—	(1)	—
Net periodic benefit cost	$8	$7	$(2)	$(4)	$1	$2
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $101 million. This amount will be amortized from other comprehensive income to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For each of the three months ended March 31, 2025 and 2024, $6 million of amortization was recorded as a pre-tax gain in "Other, net".
7. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and 2024 was 29.0% and 19.2%, respectively. The increase in the 2025 effective tax rate was due to the impact of the Company's income mix and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly-inflationary economy.
The Organization for Economic Cooperation and Development (the “OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar Two”) that has been agreed upon in principle by over 140 countries. Pillar Two legislation has been enacted in one or more jurisdictions in which the Company operates and the Company has determined that it falls within the scope of the legislation. The Company has assessed the impact of the Pillar Two legislation and related transitional safe harbor provisions and does not expect the tax impacts of the legislation to have a material impact on the Company's financial results during 2025.

8. SEGMENT REPORTING
The operating segments through which the Company manages its operations are reflected in the internal reporting used by the Company's Chief Operating Decision Maker ("CODM") to assess performance and make decisions about resource allocation. The CODM has been identified as the Chief Executive Officer ("CEO"). The CEO is charged with the management of CNH, reviews operating performance of the segments and makes decisions on certain operational matters. The CEO, supported by the Global Leadership Team ("GLT"), presents to the Board of Directors the Company's operating results, updated strategic business plans, and long-term value creation strategies as well as top short-term and mid-term operational and strategic risks. The presentations to the Board of Directors allows management to articulate their strategies for the achievement of their business objectives and mitigation of risks and permits the Board of Directors to give feedback on management's plans.
The segments are organized based on products and services provided by the Company. CNH has three operating segments that meet the criteria of reportable segments:
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
With reference to Financial Services, the CODM assesses segment performance and makes decisions about resource allocation based upon Income before income taxes.
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
The following table includes reported segment revenue and income, significant segment expenses and other significant items considered in the calculation of Adjusted EBIT for Industrial Activities' and Income before income taxes for Financial Services, for the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Three Months Ended March 31, 2025
	Agriculture	Construction	Financial Services(1)	Total
Net Sales	$2,581	$591	$—
Finance, interest income	—	—	651
Total Revenues	2,581	591	651
Cost of goods sold	(2,066)	(503)	—
Selling, general and administrative expenses(2)	(225)	(53)	(81)
Research and development expenses	(163)	(21)	—
Interest expense (Financial Services)	—	—	(332)
Other, net (Financial Services)	—	—	(125)
Equity in income of joint ventures	12	—	5
Adjusted EBIT [A]	139	14	n/a
Income before income taxes [B]	n/a	n/a	118
Segment Profit/(loss) [C=A=B]				$271
Interest income/(expenses), net (excluding Financial Services)				$(25)
Restructuring expenses (Industrial Activities)				(6)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(5)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(3)				(4)
Unallocated amounts(4)				(52)
Income tax expense				(47)
Net income (loss)				$132

	Three Months Ended March 31, 2024
	Agriculture(5)	Construction	Financial Services(1)	Total
Net Sales	$3,373	$758	$—
Finance, interest income	—	—	685
Total Revenues	3,373	758	685
Cost of goods sold	(2,569)	(626)	—
Selling, general and administrative expenses(2)	(251)	(57)	(69)
Research and development expenses	(204)	(24)	—
Interest expense (Financial Services)	—	—	(360)
Restructuring expenses (Financial Services)	—	—	(1)
Other, Net (Financial Services)	—	—	(123)
Equity in income of joint ventures	39	—	5
Adjusted EBIT [A]	388	51	n/a
Income before income taxes [B]	n/a	n/a	137
Segment Profit/(loss) [C=A=B]				$576
Interest income/(expenses), net (excluding Financial Services)				(32)
Restructuring expenses (Industrial Activities)				(30)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(3)				(1)
Unallocated amounts(4)				(67)
Income tax expense				(77)
Net income (loss)				$369
(1)For Financial Services, the CODM uses Income before income taxes as the measure to allocate resources and assess segment performance.
(2)In the three months ended March 31, 2025 and 2024, this item included risk costs for the Financial Services segment of $50 million and $37 million, respectively.
(3)For each of the three months ended March 31, 2025 and 2024, this item included the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(4)Unallocated amounts includes certain corporate costs and other operating expenses and incomes not allocated to segments' results.
(5)See "Note 20: Immaterial Revision of Prior Period Financial Statements".

There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.
The following tables summarize additional operating segment information (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Revenues
Agriculture	$2,581	$3,373
Construction	591	758
Net sales	3,172	4,131
Financial Services	651	685
Eliminations and other	5	2
Total Revenues	$3,828	$4,818
Depreciation and amortization(1)
Agriculture	$88	$90
Construction	13	11
Other activities and adjustments	—	1
Depreciation and amortization of Industrial Activities	101	102
Financial Services	1	1
Total Depreciation and amortization	$102	$103
Expenditures for long-lived assets(2)
Agriculture	$92	$83
Construction	11	12
Other activities	—	1
Expenditures for long-lived assets of Industrial Activities	103	96
Financial Services	3	—
Total Expenditures for long-lived assets	$106	$96

(1)Excluding equipment on operating leases.
(2)Excluding equipment on operating leases and right-of-use assets.

	March 31, 2025	December 31, 2024
Inventory
Agriculture	$4,038	$3,730
Construction	1,056	983
Financial Services	62	63
Total Inventory	$5,156	$4,776
Equity Method Investments
Agriculture	$253	$284
Financial Services	129	119
Total Equity Method Investments	$382	$403

9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of March 31, 2025 and December 31, 2024 is as follows (in millions of dollars):

	March 31, 2025	December 31, 2024
Retail	$14,534	$14,297
Wholesale	8,498	8,749
Other	54	39
Total	$23,086	$23,085
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three months ended March 31, 2025 and 2024 relating to the termination of dealer contracts.
Transfers of Financial Assets
As part of its overall funding strategy, CNH periodically transfers certain receivables into bankruptcy-remote special purpose entities (“SPEs”) as part of its asset-backed securitization ("ABS") programs or into factoring transactions.
SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs are consolidated since the Company has both the power to direct the activities that most significantly impact the SPEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. Therefore, the SPEs do not meet the accounting criteria for deconsolidation. As a result, they are accounted for as a secured borrowing.
Certain securitization vehicles are also VIEs and consequently, the VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.
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
Factoring transactions may be either with recourse or without recourse; certain without recourse transfers include deferred payment clauses (e.g., when the payment by the factor of a minor part of the purchase price is dependent on the total amount collected from the receivables), requiring first loss cover, meaning that the transferor takes priority participation in the losses, or requires a significant exposure to the cash flows arising from the transferred receivables to be retained. These types of transactions do not qualify for the derecognition of the assets, since the risks and rewards connected with collection are not substantially transferred and, accordingly, CNH continues to recognize the receivables transferred by this means in its consolidated balance sheet and a financial liability of the same amount under asset-backed financing.

The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At March 31, 2025 and December 31, 2024, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	March 31, 2025	December 31, 2024
Retail	$7,835	$8,692
Wholesale	5,261	5,246
Total	$13,096	$13,938
Allowance for Credit Losses
Allowance for credit losses for the three months ended March 31, 2025 and 2024 is as follows (in millions of dollars):

	Three Months Ended March 31, 2025
	Retail	Wholesale
Opening Balance	$376	$48
Provision	50	—
Charge-offs	(29)	—
Recoveries	3	—
Foreign currency translation and other	20	1
Ending Balance	$420	$49

	Three Months Ended March 31, 2024
	Retail	Wholesale
Opening Balance	$310	$53
Provision	38	(1)
Charge-offs	(11)	(1)
Recoveries	(1)	—
Foreign currency translation and other	(6)	(1)
Ending Balance	$330	$50
At March 31, 2025, the allowance for credit losses included an increase in retail reserves due to specific reserve needs mainly in South America due to Brazilian market conditions, primarily related to current crop prices, flooding and drought events. At March 31, 2024, the allowance for credit losses included an increase in retail reserves due to specific reserve needs primarily in South America. CNH will update the macroeconomic factors in future periods, as warranted. The provision for credit losses is included in selling, general and administrative expenses.
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended March 31, 2025.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/nonperforming information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge offs by vintage as of March 31, 2025 is as follows (in millions of dollars, net of allowance for credit losses):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2025					$1,180	$2	$1,182	$—
2024					3,806	9	3,815	3
2023					1,904	8	1,912	7
2022					1,290	5	1,295	3
2021					661	3	664	1
Prior to 2021					236	3	239	4
Total	61	13	74	9,003	9,077	30	9,107	18
South America
2025					276	—	276	—
2024					1,422	11	1,433	—
2023					1,294	29	1,323	—
2022					526	29	555	7
2021					288	8	296	2
Prior to 2021					194	3	197	1
Total	46	1	47	3,953	4,000	80	4,080	10
Asia Pacific
2025					159	—	159	—
2024					562	—	562	1
2023					382	1	383	—
2022					171	1	172	—
2021					29	1	30	—
Prior to 2021					25	—	25	—
Total	6	12	18	1,310	1,328	3	1,331	1
Europe, Middle East, Africa	—	—	—	8	8	8	16	—
Total Retail	$113	$26	$139	$14,274	$14,413	$121	$14,534	$29
Wholesale
North America	$—	$—	$—	$4,781	$4,781	$20	$4,801	$—
South America	—	—	—	921	921	1	922	—
Asia Pacific	3	1	4	851	855	—	855	—
Europe, Middle East, Africa	13	—	13	1,907	1,920	—	1,920	—
Total Wholesale	$16	$1	$17	$8,460	$8,477	$21	$8,498	$—

The aging of financing receivables and charge offs by vintage as of December 31, 2024 is as follows (in millions of dollars, net of allowance for credit losses):

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
Modifications
CNH periodically modifies the terms of finance receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral based lender, CNH has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified financing receivables. CNH's allowance for credit losses incorporates historical loss information, including the effects of the modified financing receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the financing receivable.
As of March 31, 2025 and December 31, 2024, modifications of CNH's retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months ended March 31, 2025 and December 31, 2024 were not significant.

Due to conditions in the Brazilian market, including crop prices and extreme weather events like flooding and drought, CNH has offered payment refinancing to certain South American customers. These refinancings are not deemed to be modifications as they are insignificant adjustments to the contract and generally, the customers are not considered to be in financial difficulty. To qualify, customers must make partial payments on their outstanding installments. CNH takes these refinancings into account when provisioning for credit losses. As of March 31, 2025, $98 million of installments were refinanced relating to $405 million of retail Agricultural receivables in South America. As of December 31, 2024, $95 million of installments were refinanced relating to $380 million of retail Agricultural receivables in South America.
10. INVENTORIES
Inventories as of March 31, 2025 and December 31, 2024 consist of the following (in millions of dollars):

	March 31, 2025	December 31, 2024
Raw materials	$1,455	$1,372
Work-in-process	518	384
Finished goods	3,183	3,020
Total inventories	$5,156	$4,776
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized on a straight-line basis over the lease term, lease expenses of $1 million and $1 million in the three months ended March 31, 2025 and 2024, respectively.
For long-term leases recorded on the balance sheet, the Company incurred operating lease expenses of $25 million and $26 million in the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, the Company has recorded approximately $277 million of right-of-use assets and $284 million of related lease liability included in "Other assets" and "Other liabilities", respectively. At March 31, 2025, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5 years and 4.6%, respectively. At March 31, 2024, the Company has recorded approximately $314 million of right-of-use assets and $318 million of related lease liability included in "Other assets" and "Other liabilities", respectively. At March 31, 2024, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.5 years and 4.6%, respectively.
During the three months ended March 31, 2025 and 2024, leased assets obtained in exchange for operating lease obligations were $23 million and $38 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $26 million and $25 million as of March 31, 2025 and 2024, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.

12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of March 31, 2025 and December 31, 2024 is as follows (in millions of dollars):

	March 31, 2025	December 31, 2024
Equity method	$382	$403
Other investments, at carrying value	89	87
Total	$471	$490
13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at December 31, 2024	$3,402	$44	$138	$3,584
Foreign currency translation and other	7	2	—	9
Balance at March 31, 2025	$3,409	$46	$138	$3,593
Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurred that would indicate it is more likely than not that the fair value of a reporting unit is less than book value. CNH performed its most recent annual impairment review as of December 31, 2024 and concluded that there was no impairment to goodwill for any of the reporting entities.
As of March 31, 2025 and December 31, 2024, the Company’s other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		March 31, 2025			December 31, 2024
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$218	$203	$15	$218	$203	$15
Patents, concessions, licenses and other	5-25	942	585	357	938	573	365
Capitalized software	2-5	1,203	956	247	1,159	910	249
		2,363	1,744	619	2,315	1,686	629
Other intangible assets not subject to amortization:
In-process research and development		200	—	200	198	—	198
Software in-progress		134	—	134	121	—	121
Trademarks		273	—	273	273	—	273
Total other intangible assets		$2,970	$1,744	$1,226	$2,907	$1,686	$1,221
CNH recorded amortization expense of $42 million and $45 million for the three months ended March 31, 2025 and 2024, respectively.
14. SUPPLY CHAIN FINANCE PROGRAMS
Under the supply chain finance ("SCF") programs, administered by a third-party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. No guarantees are provided by the Company under the SCF program.

As of March 31, 2025 and December 31, 2024, $93 million and $79 million of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within "Trade payables" in our consolidated balance sheets and are reflected as cash flows from operating activities in our consolidated statements of cash flows when settled.
15. OTHER LIABILITIES
A summary of "Other liabilities" as of March 31, 2025 and December 31, 2024 is as follows (in millions of dollars):

	March 31, 2025	December 31, 2024
Warranty and campaign programs	$666	$633
Marketing and sales incentive programs	1,946	2,075
Tax payables	227	243
Accrued expenses and deferred income	986	917
Accrued employee benefits	317	376
Lease liabilities	284	282
Legal reserves and other provisions	395	390
Contract liabilities	85	72
Restructuring reserve	26	30
Other	361	345
Total	$5,293	$5,363
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of recorded activity for the three months ended March 31, 2025 and 2024, for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$633	$610
Current year additions	153	142
Claims paid	(133)	(142)
Currency translation adjustment and other	13	(9)
Balance, end of period	$666	$601
Restructuring Expenses
The Company incurred restructuring expenses of $6 million and $31 million during the three months ended March 31, 2025 and 2024, respectively, primarily due to employee separation costs.
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
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require CNH to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurance and could affect CNH's financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, such amounts are provided for in Company's income statement and the related accrual is recorded in "Other liabilities" on the consolidated balance sheets.

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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. For both March 31, 2025 and December 31, 2024, environmental reserves of approximately $21 million were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Other Litigation and Investigations
Follow-up on Damages Claims: In 2011 Iveco S.p.A. (“Iveco”), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the “Commission”) into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the “Decision”). Following the Decision, the Company, Iveco and Iveco Magirus AG (“IMAG”) have been named as defendants in proceedings across Europe. Following the Demerger, CNH cannot be excluded from current and future follow-on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various intercompany arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of any damages paid by CNH to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of Iveco, IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote and at this time, is unable to reasonably estimate any potential losses.
FPT Emissions Investigation: On July 22, 2020, a number of the Company's (pre-Demerger) offices in Europe were visited by investigators in the context of a request for assistance by the public prosecutors of Frankfurt am Main, Germany and Turin, Italy in relation to alleged noncompliance of two engine models produced by FPT Industrial S.p.A. ("FPT Industrial"), which is a wholly-controlled subsidiary of Iveco Group N.V. The Italian criminal investigation was dismissed in 2023. As a result of FPT Industrial's full cooperation with the investigative authorities, all German criminal investigations were concluded in December 2023. FPT is defending individual civil claims alleging emissions' non-compliance in Germany and Austria. While the Company had no role in the design and sale of such engine models and vehicles, the Company cannot predict the likelihood of these outcomes or reasonably estimate any potential losses. The Company believes that the risk of either FPT Industrial or Iveco Group N.V. defaulting on potential payment obligations arising from such proceedings is remote.
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
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of March 31, 2025 and December 31, 2024 totaling of $61 million and $54 million, respectively.
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
The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, and the key inputs to those models, as well as any significant assumptions.
Derivatives
CNH utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. CNH does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.
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
All of CNH’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s foreign exchange derivatives was $4.7 billion and $4.2 billion at March 31, 2025 and December 31, 2024, respectively.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three months ended March 31, 2025 and 2024.
All of CNH’s interest rate derivatives outstanding as of March 31, 2025 and December 31, 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH’s interest rate derivatives was approximately $9.0 billion and $9.1 billion at March 31, 2025 and December 31, 2024, respectively.
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

Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three months ended March 31, 2025 and 2024 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2025
Foreign exchange contracts	$(9)
		Net sales	(2)
		Cost of goods sold	(8)
		Other, net	(4)
Interest rate contracts	(13)	Interest expense	3
Total	$(22)		$(11)
2024
Foreign exchange contracts	$(4)
		Net sales	(1)
		Cost of goods sold	(4)
		Other, net	6
Interest rate contracts	10	Interest expense	(5)
Total	$6		$(4)
The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income as of December 31, 2024	$115	$(43)	$72
Net changes in fair value of derivatives	(22)	5	(17)
Net income reclassified from accumulated other comprehensive income into income	11	(1)	10
Accumulated derivative net losses as of March 31, 2025	$104	$(39)	$65

Accumulated derivative net losses as of December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	6	(2)	4
Net income reclassified from accumulated other comprehensive income into income	4	(1)	3
Accumulated derivative net losses as of March 31, 2024	$(9)	$6	$(3)
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the three months ended March 31, 2025 and 2024 (in millions of dollars):

		For the Three Months Ended March 31,
	Classification of Gain (Loss)	2025	2024
Fair Value Hedges
Interest rate derivatives	Interest expense	$26	$(4)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$11	$(10)

The fair values of CNH’s derivatives as of March 31, 2025 and December 31, 2024 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	March 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$23	Derivative assets	$44
Interest rate contracts	Derivative assets	101	Derivative assets	103
Total derivative assets		$124		$147
Foreign currency contracts	Derivative liabilities	$21	Derivative liabilities	$51
Interest rate contracts	Derivative liabilities	49	Derivative liabilities	58
Total derivative liabilities		$70		$109

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$17	Derivative assets	$27
Interest rate contracts	Derivative assets	15	Derivative assets	22
Total derivative assets		$32		$49
Foreign currency contracts	Derivative liabilities	$7	Derivative liabilities	$15
Interest rate contracts	Derivative liabilities	15	Derivative liabilities	22
Total derivative liabilities		$22		$37
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in millions of dollars):

	Level 1		Level 2		Total
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets
Foreign exchange derivatives	$—	$—	$40	$71	$40	$71
Interest rate derivatives	—	—	116	125	116	125
Total Assets	$—	$—	$156	$196	$156	$196
Liabilities
Foreign exchange derivatives	$—	$—	$28	$66	$28	$66
Interest rate derivatives	—	—	64	80	64	80
Total Liabilities	$—	$—	$92	$146	$92	$146
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of March 31, 2025, and December 31, 2024, were as follows (in millions of dollars):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$23,086	$22,861	$23,085	$22,920
Debt	$26,010	$26,467	$26,882	$27,222

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
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company’s share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest. For more information on derivative instruments, see “Note 17: Financial Instruments”. For more information on pensions and retirement benefit obligations, see “Note 6: Employee Benefit Plans and Postretirement Benefits”. The Company’s other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 consisted of the following (in millions of dollars):

	Three Months Ended March 31, 2025
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(11)	$4	$(7)
Changes in retirement plans’ funded status	(3)	1	(2)
Foreign currency translation	59	—	59
Share of other comprehensive income (loss) of entities using the equity method	10	—	10
Other comprehensive income (loss)	$55	$5	$60

	Three Months Ended March 31, 2024
	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$10	$(3)	$7
Changes in retirement plans’ funded status	(1)	1	—
Foreign currency translation	(50)	—	(50)
Share of other comprehensive income (loss) of entities using the equity method	(6)	—	(6)
Other comprehensive income (loss)	$(47)	$(2)	$(49)

The changes, net of tax, in each component of accumulated other comprehensive income (loss) in the three months ended March 31, 2025 and 2024 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans’ Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)
Other comprehensive income (loss), before reclassifications	(17)	(2)	56	10	47
Amounts reclassified from other comprehensive income	10	—	—	—	10
Other comprehensive income (loss)(1)	(7)	(2)	56	10	57
Balance March 31, 2025	$65	$(350)	$(2,114)	$(256)	$(2,655)

Balance December 31, 2023	$(10)	$(351)	$(1,763)	$(238)	$(2,362)
Other comprehensive income (loss), before reclassifications(2)	4	—	(50)	(6)	(52)
Amounts reclassified from other comprehensive income	3	—	—	—	3
Other comprehensive income (loss)(1)	7	—	(50)	(6)	(49)
Balance March 31, 2024	$(3)	$(351)	$(1,813)	$(244)	$(2,411)
(1)Excluded from the table above is other comprehensive income (loss) allocated to non-controlling interests of $3 million and $— million for the three months ended March 31, 2025 and 2024, respectively.
(2)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three months ended March 31, 2025 and 2024 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations Line
	Three Months Ended March 31,
	2025	2024
Cash flow hedges	$2	$1	Net sales
	8	4	Cost of goods sold
	4	(6)	Other, net
	(3)	5	Interest expense
	(1)	(1)	Income taxes
	10	3
Change in retirement plans’ funded status:
Amortization of actuarial losses	5	5	(1)
Amortization of prior service cost	(5)	(6)	(1)
	—	1	Income taxes
	—	—
Total reclassifications, net of tax	$10	$3
(1)These amounts are included in net periodic pension and other postretirement benefit cost. See “Note 6: Employee Benefit Plans and Postretirement Benefits” for additional information.
19. RELATED PARTY INFORMATION
As of March 31, 2025, CNH’s related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., Ferrari N.V. and Iveco Group N.V., which effective January 1, 2022 separated from CNH by way of a demerger under Dutch law and became a public listed company independent from CNH.

As of March 31, 2025, EXOR N.V. held 45.3% of CNH’s voting power and had the ability to significantly influence the decisions submitted to a vote of CNH’s shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of March 31, 2025. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company’s Audit Committee reviews and, if appropriate, approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company in Europe. As of March 31, 2025 and December 31, 2024, among other things, EXOR N.V. managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the three months ended March 31, 2025 or 2024.
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
Master Service Agreements: CNH and Iveco Group entered into a two-year Master Services Agreement (“MSA”) starting in 2022, with a two-year extension implemented, whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services. Revenues from services provided under the MSA are presented as "Finance, interest, and other income" on the Statement of Operations.
Engine Supply Agreement: In relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement (“ESA”), whereby Iveco Group will sell to CNH post-Demerger diesel, CNG and LNG engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as "Cost of goods sold" on the Statement of Operations.
Financial Service Agreement: In relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement (“FS MSA”) starting in 2022, with a three-year extension implemented, whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as "Finance, interest and other income" on the Statement of Operations.
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Net revenues	$27	$38
Purchases	$147	$211

	March 31, 2025	December 31, 2024
Trade receivables	$21	$24
Financial receivables from Iveco Group N.V.	$156	$168
Trade payables	$132	$205
Financial payables to Iveco Group N.V.	$60	$62

Transactions with Unconsolidated Subsidiaries and Affiliates
CNH sells agricultural and construction equipment and provides technical services to unconsolidated subsidiaries and affiliates such as CNH de Mexico S.A. de C.V., TürkTraktör ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc. CNH also purchases equipment from unconsolidated subsidiaries and affiliates, such as TürkTraktör ve Ziraat Makineleri A.S.
The following table sets forth the related party transactions entered into for the time period presented (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Net sales	$76	$158
Purchases	$90	$142

	March 31, 2025	December 31, 2024
Trade receivables	$3	$3
Trade payables	$77	$53
At March 31, 2025 and December 31, 2024, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for the amount of $60 million and $53 million, respectively, related to its unconsolidated affiliate CNH Industrial Capital Europe S.a.S.
20. IMMATERIAL REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
In the three months ended September 30, 2024, the Company corrected the accounting treatment for highly inflationary accounting related to its unconsolidated subsidiary in Türkiye, TürkTraktör ve Ziraat Makineleri A.S. Refer to "Note 1: Basis for Presentation" for additional information. While the prior period amounts have been revised, as set forth below for comparability, the impact of the correction in these prior periods is not material to the consolidated financial statements of the Company in any of the impacted periods.
The prior period impacts to the Company's Consolidated Statements of Operations were as shown below (in millions of dollars and shares, except per share amounts):

	Three Months Ended March 31, 2024
	Previously Reported	Revision Impacts	As Revised
Income (loss) of Consolidated Group before Income Taxes	$402	$—	$402
Income tax expense	(77)	—	(77)
Equity in income of unconsolidated subsidiaries and affiliates	77	(33)	44
Net income (loss)	402	(33)	369
Net income (loss) attributable to noncontrolling interests	1	—	1
Net income (loss) attributable to CNH Industrial N.V.	$401	$(33)	$368

Earnings per share attributable to common shareholders
Basic	$0.32	$(0.03)	$0.29
Diluted	$0.31	$(0.02)	$0.29
Weighted average shares outstanding
Basic	1,260	—	1,260
Diluted	1,274	—	1,274

The prior period impacts to the Company's Consolidated Statements of Comprehensive income were as follows (in millions of dollars):

	Three Months Ended March 31, 2024
	Previously Reported	Revision Impacts	As Revised
Net income (loss)	$402	$(33)	$369
Other comprehensive income (loss), net of tax
Comprehensive income (loss)	353	(33)	320
Less: Comprehensive income attributable to noncontrolling interests	1	—	1
Comprehensive income (loss) attributable to CNH Industrial N.V.	$352	$(33)	$319
The prior period impacts to the Company's Consolidated Statement of Cash Flows were as follows (in millions of dollars):

	Three Months Ended March 31, 2024
	Previously Reported	Revision Impacts	As Revised
Cash Flows from Operating Activities
Net Income (loss)	$402	$(33)	$369
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Undistributed income of unconsolidated subsidiaries	(77)	33	(44)
Net cash provided (used) by operating activities	$(894)	$—	$(894)

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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements in this report, as well as our annual report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") filed with the U.S. Securities and Exchange Commission (“SEC”). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•Europe, Middle East and Africa: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Türkiye, Uzbekistan, Pakistan, the African continent, and the Middle East;
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
A. OPERATING RESULTS
The operations, key financial measures and financial analysis differ significantly for manufacturing and distribution businesses (Industrial Activities) and financial businesses (Financial Services); therefore, management believes that certain supplemental disclosures are important in understanding our consolidated operations and financial results. For further information, see “Supplemental Information” within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.
Global Business Conditions
The global economy is experiencing volatile disruptions due to a combination of factors, including geopolitical events, shifts in trade and economic policies, including the imposition of tariffs and other retaliatory restrictions on trade, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services in the first quarter and are expected to persist through the rest of 2025. These factors also affect our customers' profitability, impacting their ability to achieve higher returns on their output, and reducing their purchasing power and demand for our products. The Company is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, may have on its business, customers, and suppliers.
For a discussion of the Company’s risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company’s Form 10-K for the year ended December 31, 2024 and Part II, Item 1A: Risk Factors within this Form 10-Q.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions of dollars)	2025	2024(1)
Revenues
Net sales	$3,172	$4,131
Finance, interest and other income	656	687
Total Revenues	3,828	4,818
Costs and Expenses
Cost of goods sold	2,569	3,195
Selling, general and administrative expenses	386	411
Research and development expenses	184	228
Restructuring expenses	6	31
Interest expense	362	394
Other, net	159	157
Total Costs and Expenses	3,666	4,416
Income of Consolidated Group before Income Taxes	162	402
Income tax expense	(47)	(77)
Equity in income of unconsolidated subsidiaries and affiliates	17	44
Net income (loss)	132	369
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to CNH Industrial N.V.	$131	$368
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Revenues
We recorded revenues of $3,828 million for the three months ended March 31, 2025, a decline of 20.5% (down 17.4% on a constant currency basis) compared to the three months ended March 31, 2024. Net sales were $3,172 million in the three months ended March 31, 2025, a decrease of 23.2% (down 20.5% on a constant currency basis) compared to the three months ended March 31, 2024. This decline was mainly due to lower shipment volumes on decreased industry demand and dealer destocking.
Cost of Goods Sold
Cost of goods sold was $2,569 million for the three months ended March 31, 2025 compared with $3,195 million for the three months ended March 31, 2024. As a percentage of net sales of Industrial Activities, cost of goods sold was 81.0% in the three months ended March 31, 2025 (77.3% for the three months ended March 31, 2024), which was impacted by lower production volumes, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $386 million for the three months ended March 31, 2025 (10.1% of total revenues), down $25 million compared to the three months ended March 31, 2024 (8.5% of total revenues). Total expenses were lower primarily due to lower labor costs, driven by the Company's restructuring program and lower variable compensation, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $184 million and $228 million for the three months ended March 31, 2025 and 2024, respectively.
Restructuring Expenses
Restructuring expenses were $6 million and $31 million for the three months ended March 31, 2025 and 2024, respectively.

Interest Expense
Interest expense was $362 million for the three months ended March 31, 2025 compared to $394 million for the three months ended March 31, 2024. The interest expense attributable to Industrial Activities for the three months ended March 31, 2025, net of interest income and eliminations, was $25 million, compared to $32 million in the three months ended March 31, 2024.
Other, net
Other, net expenses were $159 million for the three months ended March 31, 2025 and included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $157 million for the three months ended March 31, 2024 and included a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Income Taxes

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2025	2024
Income of Consolidated Group before Income Taxes	$162	$402
Income tax (expense) benefit	$(47)	$(77)
Effective tax rate	29.0%	19.2%
Income tax expense for the three months ended March 31, 2025 was $47 million compared to $77 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 29.0% and 19.2%, respectively. The increase in the 2025 effective tax rate was due to the impact of the Company's income mix and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly-inflationary economy.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $17 million for the three months ended March 31, 2025, compared to $44 million for the three months ended March 31, 2024 primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.
Net Income
Net income was $132 million for the three months ended March 31, 2025, compared to net income of $369 million for the three months ended March 31, 2024. Net income for the three months ended March 31, 2025 included restructuring expenses of $6 million, and a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income for the three months ended March 31, 2024 included restructuring expenses of $31 million, and a pre-tax gain of $6 million ($5 million after-tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments (in millions of dollars, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change	% Change Excl. FX
Revenues:
Agriculture	$2,581	$3,373	(23.5)%	(20.7)%
Construction	591	758	(22.0)%	(19.9)%
Total Net sales of Industrial Activities	3,172	4,131	(23.2)%	(20.5)%
Financial Services	651	685	(5.0)%	0.3%
Eliminations and other	5	2
Total Revenues	$3,828	$4,818	(20.5)%	(17.4)%

	Three Months Ended March 31,
	2025	2024(1)	$ Change	2025 Adj EBIT Margin	2024 Adj EBIT Margin(1)
Adjusted EBIT by segment:
Agriculture	$139	$388	$(249)	5.4%	11.5%
Construction	14	51	(37)	2.4%	6.7%
Eliminations and other	(52)	(67)	15
Adjusted EBIT of Industrial Activities	$101	$372	$(271)	3.2%	9.0%
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Net sales of Industrial Activities were $3,172 million during the three months ended March 31, 2025, a decrease of 23.2% compared to the three months ended March 31, 2024 (down 20.5% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and dealer destocking.
Adjusted EBIT of Industrial Activities was $101 million during the three months ended March 31, 2025, compared to adjusted EBIT of $372 million during the three months ended March 31, 2024. The decline was primarily due to lower shipment volumes on decreased industry demand, partially offset by improved purchasing and manufacturing costs, and a continued reduction in SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in millions of dollars, except percentages):
Agriculture Sales—by geographic region

	Three Months Ended March 31,
	2025	2024	% Change
North America	$1,050	$1,442	(27.2)%
Europe, Middle East and Africa	819	1,118	(26.7)%
South America	413	482	(14.3)%
Asia Pacific	299	331	(9.7)%
Total	$2,581	$3,373	(23.5)%

Agriculture's net sales totaled $2,581 million in the three months ended March 31, 2025, a decrease of 23.5% compared to the three months ended March 31, 2024 (down 20.7% on a constant currency basis) This decline was primarily due to lower shipment volumes on decreased industry demand and dealer destocking.
In North America, industry volume was down 12% year-over-year in the first quarter for tractors under 140 HP and was down 24% for tractors over 140 HP; combines were down 51%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 23% and 34%, respectively. South America tractor and combine demand was up 10% and 1%, respectively, inverting the negative trend of previous quarters. Asia Pacific tractor demand was up 12%, while combine demand was down 12%.
Adjusted EBIT
Adjusted EBIT was $139 million in the three months ended March 31, 2025, compared to $388 million in the three months ended March 31, 2024. The decline was mostly driven by lower shipment volumes on decreased industry demand and unfavorable mix, partially offset by improved purchasing and manufacturing costs, and a continued reduction in SG&A expenses. R&D investments accounted for 6.3% of sales (6.0% in the three months ended March 31, 2024). Adjusted EBIT margin was 5.4% (11.5% in the three months ended March 31, 2024).
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in millions of dollars, except percentages):
Construction Sales—by geographic region

	Three Months Ended March 31,
	2025	2024	% Change
North America	$322	$439	(26.7)%
Europe, Middle East and Africa	148	154	(3.9)%
South America	78	105	(25.7)%
Asia Pacific	43	60	(28.3)%
Total	$591	$758	(22.0)%
Construction's net sales totaled $591 million in the three months ended March 31, 2025, a decline of 22.0% compared to the three months ended March 31, 2024 (down 19.9% on a constant currency basis), due to lower shipment volumes driven by the market decline.
Global industry volume for construction equipment increased 2% year-over-year in the first quarter for Heavy construction equipment; Light construction equipment was down 6%. Aggregated demand decreased 11% in North America, 9% in EMEA, and 1% in South America, but increased 7% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $14 million in the three months ended March 31, 2025, compared to $51 million in the three months ended March 31, 2024. The decline was primarily due to lower shipment volumes and unfavorable net price realization; partially offset by improved purchasing and manufacturing costs, and a continued reduction in SG&A expenses. Adjusted EBIT margin was 2.4% (6.7% in the three months ended March 31, 2024).
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $651 million in the three months ended March 31, 2025, down 5.0% compared to the three months ended March 31, 2024 (up 0.3% on a constant currency basis), as a result of the negative impact from currency translation, lower yields primarily in South America, and lower used equipment sales due to decreased operating lease maturities; partially offset by favorable volumes in all regions except EMEA.
Net Income
Net income of Financial Services was $90 million in the three months ended March 31, 2025, a decrease of $28 million compared to the three months ended March 31, 2024, primarily due to increased risk costs in South America and North America, higher effective tax rate due to prior year Argentina inflation adjustment, and lower recoveries on used equipment sales; partially offset by favorable volumes and interest margin improvements in most regions.

In the three months ended March 31, 2025, retail loan originations, including unconsolidated joint ventures, were $2.4 billion, down $0.1 billion compared to 2024 (even on a constant currency basis.) The managed portfolio (including unconsolidated joint ventures) was $28.0 billion as of March 31, 2025 (of which retail was 69% and wholesale was 31%), down $0.7 billion compared to March 31, 2024 (up $0.3 billion on a constant currency basis).
At March 31, 2025, the receivables balance greater than 30 days past due as a percentage of receivable portfolio was 2.3%, (1.7% as of March 31, 2024).
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure (in millions of dollars):

	Three Months Ended March 31,
	2025	2024(1)
Agriculture	$139	$388
Construction	14	51
Unallocated items, eliminations and other	(52)	(67)
Total Adjusted EBIT of Industrial Activities	101	372
Financial Services Net income (loss)	90	118
Financial Services Income Taxes	28	19
Interest expense of Industrial Activities, net of interest income and eliminations	(25)	(32)
Foreign exchange gains (losses), net of Industrial Activities	(5)	—
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(2)	(4)	(1)
Restructuring expense of Industrial Activities	(6)	(30)
Income (loss) before taxes	179	446
Income tax (expense) benefit	(47)	(77)
Net income (loss)	$132	$369
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(2)For each of the three months ended March 31, 2025 and 2024, this item included the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
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

	Supplemental Statements of Operations
	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$3,172	$—	$—		$3,172	$4,131	$—	$—		$4,131
Finance, interest and other income	30	651	(25)	(3)	656	42	685	(40)	(3)	687
Total Revenues	3,202	651	(25)		3,828	4,173	685	(40)		4,818
Costs and Expenses
Cost of goods sold	2,569	—	—		2,569	3,195	—	—		3,195
Selling, general & administrative expenses	305	81	—		386	342	69	—		411
Research and development expenses	184	—	—		184	228	—	—		228
Restructuring expenses	6	—	—		6	30	1	—		31
Interest expense	55	332	(25)	(4)	362	74	360	(40)	(4)	394
Other, net	34	125	—		159	34	123	—		157
Total Costs and Expenses	3,153	538	(25)		3,666	3,903	553	(40)		4,416
Income of Consolidated Group before Income Taxes	49	113	—		162	270	132	—		402
Income tax expense	(19)	(28)	—		(47)	(58)	(19)	—		(77)
Equity in income of unconsolidated subsidiaries and affiliates	12	5	—		17	39	5	—		44
Net income (loss)	$42	$90	$—		$132	$251	$118	$—		$369
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(3)Eliminations of Financial Services' interest income earned from Industrial Activities.
(4)Eliminations of Industrial Activities' interest expense to Financial Services.

	Supplemental Balance Sheets
	March 31, 2025					December 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,330	$365	$—		$1,695	$2,332	$859	$—		$3,191
Restricted cash	91	612	—		703	89	586	—		675
Trade receivables, net	184	10	(8)	(2)	186	121	11	(7)	(2)	125
Financing receivables, net	295	23,283	(492)	(3)	23,086	218	23,528	(661)	(3)	23,085
Financial receivables from Iveco Group N.V.	89	67	—		156	50	118	—		168
Inventories, net	5,094	62	—		5,156	4,713	63	—		4,776
Property, plant and equipment, net	2,002	2	—		2,004	1,935	1	—		1,936
Investments in unconsolidated subsidiaries and affiliates	342	129	—		471	371	119	—		490
Equipment under operating leases	37	1,457	—		1,494	44	1,422	—		1,466
Goodwill, net	3,455	138	—		3,593	3,446	138	—		3,584
Other intangible assets, net	1,201	25	—		1,226	1,197	24	—		1,221
Deferred tax assets	918	158	(92)	(4)	984	899	134	(106)	(4)	927
Derivative assets	43	127	(14)	(5)	156	82	132	(18)	(5)	196
Other assets	1,283	77	(213)	(2)	1,147	1,180	119	(206)	(2)	1,093
Total Assets	$16,364	$26,512	$(819)		$42,057	$16,677	$27,254	$(998)		$42,933
Liabilities and Equity
Debt	$4,313	$22,334	$(637)	(3)	$26,010	$4,499	$23,173	$(790)	(3)	$26,882
Financial payables from Iveco Group N.V.	1	59	—		60	4	58	—		62
Trade payables	2,074	150	(8)	(2)	2,216	2,123	176	(7)	(2)	2,292
Deferred tax liabilities	34	92	(92)	(4)	34	28	106	(106)	(4)	28
Pension, postretirement and other postemployment benefits	386	7	—		393	385	7	—		392
Derivative liabilities	62	44	(14)	(5)	92	101	63	(18)	(5)	146
Other liabilities	4,350	1,011	(68)	(2)	5,293	4,514	926	(77)	(2)	5,363
Total Liabilities	11,220	23,697	(819)		34,098	11,654	24,509	(998)		35,165
Redeemable noncontrolling interest	57	—	—		57	55	—	—		55
Equity	5,087	2,815	—		7,902	4,968	2,745	—		7,713
Total Liabilities and Equity	$16,364	$26,512	$(819)		$42,057	$16,677	$27,254	$(998)		$42,933
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(3)Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(4)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(5)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Supplemental Statements of Cash Flows
	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$42	$90	$—		$132	$251	$118	$—		$369
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	101	1	—		102	102	1	—		103
Depreciation and amortization expense of assets under operating lease	1	47	—		48	2	43	—		45
Undistributed income of unconsolidated subsidiaries	48	(5)	(60)	(3)	(17)	21	(5)	(60)	(3)	(44)
Other non-cash items, net	17	61	—		78	20	37	—		57
Changes in operating assets and liabilities:
Provisions	(149)	—	—		(149)	(40)	1	—		(39)
Deferred income taxes	—	(18)	—		(18)	17	(35)	—		(18)
Trade and financing receivables related to sales, net	(58)	408	1	(4)	351	(25)	6	(3)	(4)	(22)
Inventories, net	(271)	79	—		(192)	(761)	80	—		(681)
Trade payables	(96)	(26)	(1)	(4)	(123)	(307)	(28)	3	(4)	(332)
Other assets and liabilities	(111)	61	—		(50)	(372)	40	—		(332)
Net cash provided (used) by operating activities	(476)	698	(60)		162	(1,092)	258	(60)		(894)
Cash Flows from Investing Activities
Additions to retail receivables	—	(1,734)	—		(1,734)	—	(1,769)	—		(1,769)
Collections of retail receivables	—	1,735	—		1,735	—	1,476	—		1,476
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease	(103)	(3)	—		(106)	(96)	—	—		(96)
Expenditures for assets under operating lease	—	(158)	—		(158)	(4)	(102)	—		(106)
Other, net	(372)	355	—		(17)	123	(46)	(1)		76
Net cash provided (used) by investing activities	(475)	195	—		(280)	23	(441)	(1)		(419)
Cash Flows from Financing Activities
Proceeds from long-term debt	340	2,289	—		2,629	842	3,742	—		4,584
Payments of long-term debt	(338)	(2,446)	—		(2,784)	(21)	(3,336)	—		(3,357)
Net increase (decrease) in other financial liabilities	(100)	(1,161)	—		(1,261)	32	(358)	—		(326)
Dividends paid	(1)	(60)	60	(3)	(1)	(1)	(60)	60	(3)	(1)
Purchase of treasury stock and other	(5)	—	—		(5)	(581)	(1)	1		(581)
Net cash provided (used) by financing activities	(104)	(1,378)	60		(1,422)	271	(13)	61		319
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	55	17	—		72	(70)	(22)	—		(92)
Net increase (decrease) in cash and cash equivalents	(1,000)	(468)	—		(1,468)	(868)	(218)	—		(1,086)
Cash and cash equivalents, beginning of year	2,421	1,445	—		3,866	3,628	1,417	—		5,045
Cash and cash equivalents, end of period	$1,421	$977	$—		$2,398	$2,760	$1,199	$—		$3,959
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(3)This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash used in operating activities.
(4)This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.

B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Estimates of our 2024 Annual Report. There have been no material changes to these estimates.
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
Cash Flow Analysis
At March 31, 2025, Cash and cash equivalents and Restricted cash were $2,398 million, a decrease of $1,468 million from $3,866 million at December 31, 2024, primarily due to seasonal Free Cash Flow absorption of Industrial Activities and a reduction in financial debt of Financial Services due to lower portfolio receivables.
At March 31, 2025, Cash and cash equivalents were $1,695 million ($3,191 million at December 31, 2024) and Restricted cash was $703 million ($675 million at December 31, 2024), respectively. Undrawn medium-term unsecured committed facilities were $6,156 million ($5,493 million at December 31, 2024). At March 31, 2025, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $8,650 million ($9,465 million at December 31, 2024). At March 31, 2025, this amount also included $96 million net financial receivables from Iveco Group ($106 million net financial receivables at December 31, 2024), consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash provided by operating activities in the three months ended March 31, 2025 totaled $162 million and primarily comprised the following elements:
▪$132 million net income;
▪plus $150 million in non-cash charges for depreciation and amortization ($102 million excluding equipment on operating leases);
▪plus $78 million in Other non-cash items;
▪less change in provisions of $149 million;
▪less change in deferred income taxes of $18 million;
▪less change in working capital of $14 million.
In the three months ended March 31, 2024, net cash used in operating activities was $894 million primarily as a result of $148 million in non-cash charges for depreciation and amortization, $39 million change in provisions, $18 million change in deferred income taxes, and $1,367 million change in working capital, partially offset by $369 million in net income.
Net Cash from Investing Activities
Net cash used in investing activities was $280 million in the three months ended March 31, 2025 and was primarily due to expenditures for assets under operating leases ($158 million) and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($106 million).
Net cash used in investing activities was $419 million in the three months ended March 31, 2024 and was primarily due to additions to retail receivables ($293 million), expenditures for assets under operating leases ($106 million), expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($96 million).
Net Cash from Financing Activities
Net cash used in financing activities was $1,422 million in the three months ended March 31, 2025 and was primarily due to a decrease to our Financial Services debt.
Net cash provided by financing activities was $319 million in the three months ended March 31, 2024 and was primarily due to an increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio, partially offset by the shares buyback program.

A summary of total debt as of March 31, 2025 and December 31, 2024 is as follows (in millions of dollars):

	March 31, 2025			December 31, 2024
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$3,917	$6,597	$10,514	$3,774	$6,022	$9,796
Asset-backed debt	—	10,994	10,994	—	11,965	11,965
Other debt	175	4,327	4,502	269	4,852	5,121
Intersegment debt	221	416	—	456	334	—
Total Debt	4,313	22,334	26,010	4,499	23,173	26,882
Financial payables to Iveco Group N.V.	1	59	60	4	58	62
Total Debt (including Financial payables to Iveco Group N.V.)	$4,314	$22,393	$26,070	$4,503	$23,231	$26,944

A summary of issued bonds outstanding as of March 31, 2025 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A. (1)	EUR	650	1.750%	September 12, 2025	703
CNH Industrial Finance Europe S.A. (1)	EUR	100	3.500%	November 12, 2025	108
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.875%	January 19, 2026	541
CNH Industrial Finance Europe S.A. (1)	EUR	600	1.750%	March 25, 2027	649
CNH Industrial Finance Europe S.A. (1)	EUR	50	3.875%	April 21, 2028	54
CNH Industrial Finance Europe S.A. (1)	EUR	500	1.625%	July 3, 2029	541
CNH Industrial Finance Europe S.A. (1)	EUR	50	2.200%	July 15, 2039	54
CNH Industrial N.V. (2)	EUR	750	3.750%	June 11, 2031	811
Other Bonds:
CNH Industrial N.V. (3)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(44)
Total Industrial Activities					$3,917
Financial Services
CNH Industrial Capital LLC	USD	500	3.950%	May 23, 2025	500
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	500	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	500	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital Australia Pty Ltd.	AUD	500	5.400% 5.800%	2026/2027	312
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	278
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	278
CNH Industrial Capital Canada Ltd	CAD	300	4.000%	April 11, 2028	209
CNH Industrial Capital Argentina S.A.	USD	131	0.000% 7.500%	2025/2028	131
Banco CNH Industrial Capital S.A.	BRL	4,107	12.290% 15.980%	2025/2028	717
Hedging effects, bond premium/discount, and unamortized issuance costs					(28)
Total Financial Services					$6,597
(1)Bond listed on the regulated market of Euronext Dublin.
(2)Bond listed on the Global Exchange Market of Euronext Dublin.
(3)Bond listed on the New York Stock Exchange.

The calculation of Net Cash (Debt) as of March 31, 2025 and December 31, 2024 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Cash (Debt) are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Third-party (debt)	$(26,010)	$(26,882)	$(4,092)	$(4,043)	$(21,918)	$(22,839)
Intersegment notes payable	—	—	(221)	(456)	(416)	(334)
Financial payables to Iveco Group N.V.	(60)	(62)	(1)	(4)	(59)	(58)
Total Debt(1)	(26,070)	(26,944)	(4,314)	(4,503)	(22,393)	(23,231)
Cash and cash equivalents	1,695	3,191	1,330	2,332	365	859
Restricted cash	703	675	91	89	612	586
Intersegment notes receivable	—	—	416	334	221	456
Financial receivables from Iveco Group N.V.	156	168	89	50	67	118
Derivatives hedging debt	(10)	(37)	(20)	(29)	10	(8)
Net Cash (Debt)(2)	$(23,526)	$(22,947)	$(2,408)	$(1,727)	$(21,118)	$(21,220)
(1)Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $221 million and $456 million as of March 31, 2025 and December 31, 2024, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $416 million and $334 million as of March 31, 2025 and December 31, 2024, respectively.
(2)The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(195) million and $122 million as of March 31, 2025 and December 31, 2024, respectively.
Excluding negative exchange rate differences of $483 million, Net (Debt) at March 31, 2025 increased by $96 million compared to December 31, 2024, mainly due to seasonal Free Cash Flow absorption of Industrial Activities, partially offset by lower portfolio of Financial Services.
Available committed unsecured facilities expiring after twelve months amounted to approximately $6.2 billion at March 31, 2025 ($5.5 billion at December 31, 2024). Total committed asset-backed facilities expiring after twelve months amounted to approximately $3.2 billion at March 31, 2025 ($3.7 billion at December 31, 2024), of which $2.4 billion was utilized at March 31, 2025 ($3.1 billion at December 31, 2024 was utilized).
With the liquidity position at the end of March 2025 and the demonstrated access to the financial markets, CNH believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
In April 2024, the Company terminated its five-year committed revolving credit agreement dated March 18, 2019 (as amended and restated on December 10, 2021) and entered into a new five-year credit agreement. The credit facility provides for an unsecured, committed revolving credit facility in an aggregate principal amount equal to €3.25 billion. The Company may elect to increase the total commitments under the credit facility up to an additional €500 million on the terms set forth in the credit agreement.
In March 2025, the Company extended the maturity date by one year on the terms set forth in the credit agreement. As such, the credit agreement will mature, and all outstanding loans will become due and payable, on April 19, 2030, or such later date as may be extended pursuant to a remaining one-year extension option which is available to the Company.
At March 31, 2025, the Company was in compliance with all covenants in the credit agreement.
Please refer to “Note 10: Debt” in our 2024 Form 10-K for more information related to our debt and credit facilities.
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
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and other retaliatory restrictions on trade, as well as the related impact on costs and prices, which could consequently affect demand of our products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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
Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our 2024 Annual Report and subsequent quarterly reports).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II, Item 7A of our 2024 Annual Report. There has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025.
Material Weakness in Internal Control over Financial Reporting – Inventory Management
In connection with the preparation of our Annual report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting that remains unremediated as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness relates to deficiencies in the operating effectiveness of internal controls related to the existence and completeness of raw material and work-in-process inventory.
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
1.Engaging consulting professionals with knowledge and experience specific to cycle count internal controls to assist us in developing a remediation plan and evaluating and making recommendations to improve our current raw material and work-in-process cycle count program and full-physical inventory controls, including more effective use of the IT systems used to facilitate these inventory counts, to ensure compliance with our policies;
2.Planning the execution of full-physical inventory counts of raw material and work-in-process inventory in the fourth quarter of 2025 at certain locations;
3.Developing standard operating procedures to ensure consistent communication of the raw material and work-in-process inventory count process and adherence to our cycle count policy at facilities managed by us and third-party warehouse service providers;
4.Providing training on standard operating procedures, cycle count policy and related internal controls to plant personnel responsible for the cycle count program and inventory processes to ensure the controls are operating effectively going forward.
Changes in Internal Control over Financial Reporting
As described above, the Company has taken steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K based on information currently known to us and recent developments since the date of the 2024 Annual Report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2024 Annual Report. However, the risks described in our 2024 Annual Report, in the "Safe Harbor Statement" within this report and below are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.
International trade developments or changes in national laws and policies can affect demand for our products and our competitive position. Government laws and policies on international trade and investment such as sanctions, import quotas, capital controls, tariffs or other retaliatory measures imposed in response to tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, may affect the demand for our products, technology and services, impact the competitive position of our products or prevent us from being able to sell products to certain customers or in certain countries. The U.S. has announced and/or implemented significant new tariffs, including but not limited to tariffs on imported steel and aluminum products, tariffs on imports from China, and baseline tariffs on most imports from most other countries. These measures have resulted in (or may cause in the future) counter tariffs and other retaliatory measures by other countries. Furthermore, restrictions in trade resulting from such measures, as well as the resulting impact on global trade and general economic conditions, could have an adverse effect on our business, results of operations and financial condition; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, including economic instability that may adversely impact demand for our products. In addition, to the extent we are unable to fully recover higher costs resulting from such measures, our margins and profitability could decline. We may be unable to increase prices concurrently with the implementation of new tariffs, which could result in a prolonged period before our prices align with the higher costs incurred from these tariffs. This delay in price adjustment may adversely affect our profit margins and overall financial performance. At this time, there is significant uncertainty on the impact of such measures on our products costs and our trade activities, or those of our customers or suppliers, and such impact may be subject to rapid change as a consequence of the introduction of new tariffs or retaliatory measures, or as a result of the impact of any resulting period of prolonged volatility or weakened economic conditions.
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
The Company’s purchases of its common shares under its buyback programs during the three months ended March 31, 2025, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
1/1/2025 - 1/31/2025	—	—	349,694,750
2/1/2025 - 2/28/2025	—	—	349,694,750
3/1/2025 - 3/31/2025	424,200	11.80	344,690,505
Total	424,200		344,690,505
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
May 6, 2025