Form 10-Q
period 2025-06-30
CNH Industrial N.V.
filed 2025-08-04
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Registrant's telephone number including area code: +44 207 925 1964
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At June 30, 2025, 1,250,820,050 common shares, par value €0.01 per share, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2025 and December 31, 2024
(Unaudited)

(in millions of dollars)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,512	$3,191
Restricted cash	635	675
Trade receivables, net	201	125
Financing receivables, net	23,387	23,085
Financial receivables from Iveco Group N.V.	263	168
Inventories, net	5,216	4,776
Property, plant and equipment, net	2,164	1,936
Investments in unconsolidated subsidiaries and affiliates	505	490
Equipment under operating leases	1,540	1,466
Goodwill	3,618	3,584
Other intangible assets, net	1,243	1,221
Deferred tax assets	1,040	927
Derivative assets	168	196
Other assets	1,195	1,093
Total Assets	$43,687	$42,933
Liabilities and Equity
Debt	$27,408	$26,882
Financial payables to Iveco Group N.V.	69	62
Trade payables	2,417	2,292
Deferred tax liabilities	36	28
Pension, postretirement and other postemployment benefits	407	392
Derivative liabilities	90	146
Other liabilities	5,426	5,363
Total Liabilities	35,853	35,165
Redeemable noncontrolling interest	55	55
Common shares, €0.01, par value; outstanding 1,250,820,050 common shares and 370,502,030 loyalty program special voting shares at 06/30/2025; and outstanding 1,248,023,791 common shares and 370,994,305 loyalty program special voting shares at 12/31/2024	25	25
Treasury stock, at cost; 113,580,146 shares at 06/30/2025 and 116,376,405 at 12/31/2024	(1,343)	(1,386)
Additional paid-in capital	1,378	1,415
Retained earnings	10,340	10,309
Accumulated other comprehensive income (loss)	(2,687)	(2,712)
Noncontrolling interests	66	62
Total Equity	7,779	7,713
Total Liabilities and Equity	$43,687	$42,933

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars and shares, except per share amounts)	2025	2024(1)	2025	2024(1)
Revenues
Net sales	$4,021	$4,803	$7,193	$8,934
Finance, interest and other income	690	685	1,346	1,372
Total Revenues	4,711	5,488	8,539	10,306
Costs and Expenses
Cost of goods sold	3,192	3,702	5,761	6,897
Selling, general and administrative expenses	478	461	864	872
Research and development expenses	218	237	402	465
Restructuring expenses	5	51	11	82
Interest expense	360	418	722	812
Other, net	183	165	342	322
Total Costs and Expenses	4,436	5,034	8,102	9,450
Income (loss) of Consolidated Group before Income Taxes	275	454	437	856
Income tax expense	(76)	(95)	(123)	(172)
Equity in income of unconsolidated subsidiaries and affiliates	18	45	35	89
Net income (loss)	217	404	349	773
Net income (loss) attributable to noncontrolling interests	4	5	5	6
Net income (loss) attributable to CNH Industrial N.V.	$213	$399	$344	$767

Earnings per share attributable to common shareholders
Basic	$0.17	$0.32	$0.28	$0.61
Diluted	$0.17	$0.32	$0.27	$0.61
Weighted average shares outstanding
Basic	1,250	1,256	1,249	1,258
Diluted	1,253	1,260	1,253	1,267

Cash dividends declared per common share	$0.250	$0.470	$0.250	$0.470
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2025	2024(1)	2025	2024(1)
Net income (loss)	$217	$404	$349	$773
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	16	44	9	51
Changes in retirement plans' funded status	(3)	(1)	(5)	(1)
Foreign currency translation	(59)	(170)	—	(220)
Share of other comprehensive income (loss) of entities using the equity method	18	(14)	28	(20)
Other comprehensive income (loss), net of tax	(28)	(141)	32	(190)
Comprehensive income (loss)	189	263	381	583
Less: Comprehensive income attributable to noncontrolling interests	8	5	12	6
Comprehensive income (loss) attributable to CNH Industrial N.V.	$181	$258	$369	$577
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2025	2024(1)
Cash Flows from Operating Activities
Net Income (loss)	$349	$773
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	208	207
Depreciation and amortization expense of assets under operating leases	98	92
(Gain) loss on disposal of assets	—	7
Undistributed (income) loss of unconsolidated subsidiaries	11	(12)
Other non-cash items	183	130
Changes in operating assets and liabilities:
Provisions	(153)	105
Deferred income taxes	(30)	(24)
Trade and financing receivables related to sales, net	443	(136)
Inventories, net	(51)	(495)
Trade payables	(8)	(638)
Other assets and liabilities	(116)	(524)
Net cash provided (used) by operating activities	934	(515)
Cash Flows from Investing Activities
Additions to retail receivables	(3,701)	(3,861)
Collections of retail receivables	3,810	3,287
Proceeds from sale of assets, excluding assets under operating leases	—	1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(196)	(206)
Expenditures for assets under operating leases	(320)	(214)
Other, net	(215)	64
Net cash provided (used) by investing activities	(622)	(929)
Cash Flows from Financing Activities
Proceeds from long-term debt	6,268	8,754
Payments of long-term debt	(5,810)	(8,362)
Net increase (decrease) in other financial liabilities	(1,393)	23
Dividends paid	(321)	(594)
Purchase of treasury stock	(5)	(641)
Net cash provided (used) by financing activities	(1,261)	(820)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	230	(134)
Net increase (decrease) in cash, cash equivalents and restricted cash	(719)	(2,398)
Cash, cash equivalents and restricted cash, beginning of year	3,866	5,045
Cash, cash equivalents and restricted cash, end of period	$3,147	$2,647

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,512	$2,002
Restricted cash	635	645
Total cash, cash equivalents and restricted cash	$3,147	$2,647
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".
See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2025
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2024	$25	$(1,386)	$1,415	$10,309	$(2,712)	$62	$7,713	$55
Net income (loss)	—	—	—	131	—	(2)	129	3
Other comprehensive income (loss), net of tax	—	—	—	—	57	3	60	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(5)	—	—	—	—	(5)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	26	(26)	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	5	—
Other changes	—	—	—	—	—	—	—	—
Balance at March 31, 2025	25	(1,365)	1,394	10,440	(2,655)	63	7,902	57
Net income (loss)	—	—	—	213	—	(1)	212	5
Other comprehensive income (loss), net of tax	—	—	—	—	(32)	4	(28)	—
Dividends paid	—	—	—	(313)	—	—	(313)	(7)
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	22	(22)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	—	(1)	—	—	—	(1)	—
Balance at June 30, 2025	$25	$(1,343)	$1,378	$10,340	$(2,687)	$66	$7,779	$55

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2024
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2023	$25	$(865)	$1,578	$9,654	$(2,362)	$66	$8,096	$54
Net income (loss)	—	—	—	368	—	(3)	365	4
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	—	(49)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(581)	—	—	—	—	(581)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	173	(173)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	(3)	—	—	—	—	(3)	—
Balance at March 31, 2024	25	(1,276)	1,415	10,022	(2,411)	63	7,838	57
Net income (loss)	—	—	—	399	—	—	399	5
Other comprehensive income (loss), net of tax	—	—	—	—	(141)	—	(141)	—
Dividends paid	—	—	—	(591)	—	—	(591)	(2)
Acquisition of treasury stock	—	(60)	—	—	—	—	(60)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	(1)	(1)	—	—	1	(1)	—
Balance at June 30, 2024	$25	$(1,317)	$1,401	$9,830	$(2,552)	$64	$7,451	$60
(1) See "Note 20: Immaterial Revision of Prior Period Financial Statements".

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. ("CNH" or the "Company") is incorporated in, and under the laws of, the Netherlands. CNH is a leading company in the capital goods sector that designs, produces and sells agricultural equipment and construction equipment. In addition, CNH's Financial Services segment offers an array of financial products and services, including retail financing for the purchase or lease of new and used CNH and other manufacturers' products and other retail financing programs and wholesale financing to dealers.
CNH has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include CNH Industrial N.V. and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars and, unless otherwise indicated, all financial data set forth in these consolidated financial statements are expressed in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including persistent inflation, increased tariffs and other trade restrictions and other geopolitical events may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
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
Immaterial Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the three months ended September 30, 2024, the Company identified an immaterial error related to the highly inflationary accounting for its unconsolidated subsidiary in Türkiye, TürkTraktör ve Ziraat Makineleri A.S. ("TürkTraktör"). The functional currency of Türkiye-based TürkTraktör is the Turkish lira, and the Türkiye economy was deemed highly inflationary in 2022. CNH has determined that its translation criteria from Turkish lira into CNH's functional currency of U.S. Dollars resulted in an overstatement of CNH's Equity in income of Unconsolidated Subsidiaries and Affiliates by $34 million and $67 million for the three and six months ended June 30, 2024, respectively. In accordance with SAB No. 99, "Materiality", and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", CNH evaluated the error and determined that the related impact was not material to its financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to its results of operations for the three months ended September 30, 2024. For comparative purposes, the Company has made these immaterial corrections to the recognition of highly inflationary impacts, as well as the related impacts to retained earnings in the prior periods presented in this Form 10-Q. The impacts of the error and subsequent corrections are contained entirely within the Agriculture segment. A summary of revisions to our previously reported financial statements is presented in "Note 20: Immaterial Revision of Prior Period Financial Statements".

2. NEW ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
Business Combinations and Consolidations
In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASUs") 2025-03, Business Combinations (Topics 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for interim reporting periods and fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and the amendments in this update should be applied prospectively to acquisitions after the adoption date. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements and related disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity's expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.
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
Disclosure Improvements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material effect on its financial statements and related disclosures.
3. REVENUE
The following table summarizes revenues for the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Agriculture	$3,248	$3,913	$5,829	$7,286
Construction	773	890	1,364	1,648
Total Industrial Activities	4,021	4,803	7,193	8,934
Financial Services	685	687	1,336	1,372
Eliminations and other	5	(2)	10	—
Total Revenues	$4,711	$5,488	$8,539	$10,306

The following table disaggregates revenues by major source for the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from:
Sales of goods	$4,007	$4,789	$7,170	$8,909
Rendering of services and other revenues	14	14	23	25
Revenues from sales of goods and services	4,021	4,803	7,193	8,934
Finance and interest income	531	548	1,041	1,084
Rents and other income on operating lease	159	137	305	288
Finance, interest and other income	690	685	1,346	1,372
Total Revenues	$4,711	$5,488	$8,539	$10,306
Contract liabilities recorded in "Other liabilities" were $93 million and $72 million at June 30, 2025 and December 31, 2024, respectively. Contract liabilities primarily relate to extended warranties. During the three and six months ended June 30, 2025, revenues included $6 million and $9 million, respectively, relating to contract liabilities outstanding at the beginning of each period. During the three and six months ended June 30, 2024 revenues included $4 million and $9 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $93 million (approximately $72 million at December 31, 2024). CNH expects to recognize revenue on approximately 30% and 90% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 30% and 90% as of December 31, 2024, respectively).
4. VARIABLE INTEREST ENTITIES
The Company consolidates various securitization trusts and facilities that have been determined to be VIEs and of which the Company is a primary beneficiary. The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. For further information regarding VIEs, please see "Note 9: Receivables."
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

	June 30, 2025	December 31, 2024
Restricted cash	$538	$585
Financing receivables	10,436	10,831
Total Assets	$10,974	$11,416
Debt	$10,114	$10,577
Total Liabilities	$10,114	$10,577
5. EARNINGS PER SHARE
The Company's basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock units and performance stock units are considered dilutive securities.

A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial N.V.	$213	$399	$344	$767
Weighted average common shares outstanding—basic	1,250	1,256	1,249	1,258
Basic earnings (loss) per share	$0.17	$0.32	$0.28	$0.61
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,250	1,256	1,249	1,258
Dilutive effect of stock compensation plans(2)	3	4	4	9
Weighted average common shares outstanding—diluted	1,253	1,260	1,253	1,267
Diluted earnings (loss) per share	$0.17	$0.32	$0.27	$0.61
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(2)For the three and six months ended June 30, 2025, no shares were excluded from the computation of diluted earnings per share as all shares were dilutive. For the three and six months ended June 30, 2024, 22,000 and 312,000 shares were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.
6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH's defined benefit pension plans and postretirement health and life insurance plans for the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$2	$3	$—	$—	$1	$1
Interest cost	14	13	3	2	—	1
Expected return on assets	(13)	(14)	(1)	—	—	—
Amortization of:
Prior service credit	1	—	(5)	(6)	—	—
Actuarial loss (gain)	5	6	—	—	—	(1)
Net periodic benefit cost	$9	$8	$(3)	$(4)	$1	$1

	Pension		Healthcare		Other
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$4	$5	$1	$1	$2	$2
Interest cost	27	26	5	4	1	2
Expected return on assets	(25)	(27)	(2)	(1)	—	—
Amortization of:
Prior service credit	1	—	(10)	(12)	—	—
Actuarial loss (gain)	10	11	1	—	(1)	(1)
Net periodic benefit cost	$17	$15	$(5)	$(8)	$2	$3
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $101 million. This amount will be amortized from other comprehensive income to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and six months ended June 30, 2025 and 2024, $6 million and $12 million of amortization was recorded as a pre-tax gain in "Other, net", respectively.

7. INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 and 2024 was 27.6% and 20.9%, respectively. The increase in the 2025 effective tax rate was due to the impact of the Company's geographic income mix, lower permanent tax benefits, and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly-inflationary economy.
The effective tax rate for the six months ended June 30, 2025 and 2024 was 28.1% and 20.1%, respectively. The increase in the 2025 effective tax rate was due to the impact of the Company's geographic income mix and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly-inflationary economy. The 2024 effective tax rate was reduced by the impact of discrete items, including the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. Key income tax related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under the Internal Revenue Code ("IRC") Section 174, reinstating full expensing beginning in 2025, extension of bonus depreciation, and revisions to U.S. international tax rules. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025.
8. SEGMENT REPORTING
The operating segments through which the Company manages its operations are reflected in the internal reporting used by the Company's Chief Operating Decision Maker ("CODM") to assess performance and make decisions about resource allocation. The CODM has been identified as the Chief Executive Officer ("CEO"). The CEO is charged with the management of CNH, reviews operating performance of the segments and makes decisions on certain operational matters. The CEO, supported by the Global Leadership Team ("GLT"), presents to the Board of Directors the Company's operating results, updated strategic business plans, and long-term value creation strategies as well as top short-term and mid-term operational and strategic risks. The presentations to the Board of Directors allow management to articulate their strategies for the achievement of their business objectives and mitigation of risks and permit the Board of Directors to give feedback on management's plans.
The segments are organized based on products and services provided by the Company. CNH has three operating segments that meet the criteria of reportable segments:
Agriculture designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. Agricultural equipment is sold under the New Holland Agriculture and Case IH brands. Regionally focused brands include: STEYR, for agricultural tractors; Flexi-Coil, specializing in tillage and seeding systems; and Miller, for manufacturing application equipment. The Raven brand supports Precision Agriculture, digital technology and the development of autonomous systems. Hemisphere, acquired in 2023, provides high-performance satellite positioning technology for the agriculture and construction industries.
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
Revenues for each reported segment are those directly generated by or attributable to the segment as a result of the respective business activities and include revenues from transactions with third parties as well as those deriving from transactions with other segments, recognized at normal market prices. Segment expenses represent costs arising from each segment's business activities with both third parties and other operating segments. These expenses are either directly attributable to the segment or allocated to it using recognized allocation bases, reflecting the amount of expenses that would be required if the segment operated autonomously from the larger group. Allocations are necessary to report segment data due to the integrated nature of our operations as well as the use of shared administrative functions and common support services. Expenses deriving from business activities with other segments are recognized at normal market prices.
With reference to the Agriculture and Construction segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects the Agriculture and Construction segments' profitability. Adjusted EBIT of the Agriculture and Construction segments is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities' segments interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other post-employment benefit costs, restructuring expenses, and certain non-recurring and unallocated items. In particular, non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
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

The following tables include reported segment revenue and income, significant segment expenses and other significant items considered in the calculation of Adjusted EBIT for Industrial Activities and Income before income taxes for Financial Services, for the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended June 30, 2025
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$3,248	$773	$—
Finance, interest income	—	—	685
Total Revenues	3,248	773	685
Cost of goods sold	(2,540)	(652)	—
Selling, general and administrative expenses(2)	(265)	(62)	(114)
Research and development expenses	(194)	(24)	—
Interest expense (Financial Services)	—	—	(329)
Other, net (Financial Services)	—	—	(134)
Equity in income of joint ventures	14	—	4
Adjusted EBIT [A]	263	35	n/a
Income before income taxes [B]	n/a	n/a	112
Segment Profit/(loss) [C=A+B]				$410
Interest income/(expenses), net (excluding Financial Services)				$(26)
Restructuring expenses (Industrial Activities)				(5)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(9)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(3)				(3)
Unallocated amounts(4)				(74)
Income tax expense				(76)
Net income (loss)				$217

	Three Months Ended June 30, 2024
	Agriculture(5)	Construction	Financial Services(1)	Total
Net sales	$3,913	$890	$—
Finance, interest income	—	—	687
Total Revenues	3,913	890	687
Cost of goods sold	(2,959)	(743)	—
Selling, general and administrative expenses(2)	(279)	(64)	(87)
Research and development expenses	(214)	(23)	—
Interest expense (Financial Services)	—	—	(374)
Restructuring expenses (Financial Services)	—	—	—
Other, net (Financial Services)	—	—	(116)
Equity in income of joint ventures	41	—	4
Adjusted EBIT [A]	502	60	n/a
Income before income taxes [B]	n/a	n/a	114
Segment Profit/(loss) [C=A+B]				$676
Interest income/(expenses), net (excluding Financial Services)				$(46)
Restructuring expenses (Industrial Activities)				(51)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(4)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(3)				(1)
Unallocated amounts(4)				(60)
Discrete items excluded from Segments(6)				(15)
Income tax expense				(95)
Net income (loss)				$404

	Six Months Ended June 30, 2025
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$5,829	$1,364	$—
Finance, interest income	—	—	1,336
Total Revenues	5,829	1,364	1,336
Cost of goods sold	(4,606)	(1,155)	—
Selling, general and administrative expenses(2)	(490)	(115)	(195)
Research and development expenses	(357)	(45)	—
Interest expense (Financial Services)	—	—	(661)
Restructuring expenses (Financial Services)	—	—	—
Other, net (Financial Services)	—	—	(259)
Equity in income of joint ventures	26	—	9
Adjusted EBIT [A]	402	49	n/a
Income before income taxes [B]	n/a	n/a	230
Segment Profit/(loss) [C=A+B]				$681
Interest income/(expenses), net (excluding Financial Services)				$(51)
Restructuring expenses (Industrial Activities)				(11)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(14)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(3)				(7)
Unallocated amounts(4)				(126)
Discrete items excluded from Segments				—
Income tax expense				(123)
Net income (loss)				$349

	Six Months Ended June 30, 2024
	Agriculture(5)	Construction	Financial Services(1)	Total
Net sales	$7,286	$1,648	$—
Finance, interest income	—	—	1,372
Total Revenues	7,286	1,648	1,372
Cost of goods sold	(5,528)	(1,369)	—
Selling, general and administrative expenses(2)	(530)	(121)	(156)
Research and development expenses	(418)	(47)	—
Interest expense (Financial Services)	—	—	(734)
Restructuring expenses (Financial Services)	—	—	(1)
Other, net (Financial Services)	—	—	(239)
Equity in income of joint ventures	80	—	9
Adjusted EBIT [A]	890	111	n/a
Income before income taxes [B]	n/a	n/a	251
Segment Profit/(loss) [C=A+B]				$1,252
Interest income/(expenses), net (excluding Financial Services)				$(78)
Restructuring expenses (Industrial Activities)				(81)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(4)
Finance and non-service component of Pension and other post employment benefit costs (Agriculture & Construction)(3)				(2)
Unallocated amounts(4)				(127)
Discrete items excluded from Segments(6)				(15)
Income tax expense				(172)
Net income (loss)				$773
(1)For Financial Services, the CODM uses Income before income taxes as the measure to allocate resources and assess segment performance.
(2)This item included risk costs for the Financial Services segment of $81 million and $131 million for the three and six months ended June 30, 2025, respectively, and $55 million and $92 million for the three and six months ended June 30, 2024.
(3)For the three and six months ended June 30, 2025 and 2024, this item included the pre-tax gain of $6 million and $12 million, respectively, as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(4)Unallocated amounts include certain corporate costs and other operating expenses and incomes not allocated to segments' results.
(5)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(6)In the three and six months ended June 30, 2024, this item includes a loss of $15 million of certain non-core product lines.
There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.

The following tables summarize additional operating segment information (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Agriculture	$3,248	$3,913	$5,829	$7,286
Construction	773	890	1,364	1,648
Net sales	4,021	4,803	7,193	8,934
Financial Services	685	687	1,336	1,372
Eliminations and other	5	(2)	10	—
Total Revenues	$4,711	$5,488	$8,539	$10,306
Depreciation and amortization(1)
Agriculture	$92	$92	$180	$182
Construction	12	11	25	22
Other activities and adjustments	1	—	1	1
Depreciation and amortization of Industrial Activities	105	103	206	205
Financial Services	1	1	2	2
Total Depreciation and amortization	$106	$104	$208	$207
Expenditures for long-lived assets(2)
Agriculture	$73	$96	$165	$179
Construction	15	14	26	26
Other activities	—	—	—	1
Expenditures for long-lived assets of Industrial Activities	88	110	191	206
Financial Services	2	—	5	—
Total Expenditures for long-lived assets	$90	$110	$196	$206
(1)Excluding equipment on operating leases.
(2)Excluding equipment on operating leases and right-of-use assets.

	June 30, 2025	December 31, 2024
Inventory
Agriculture	$4,092	$3,730
Construction	1,063	983
Financial Services	61	63
Total Inventory	$5,216	$4,776
Equity Method Investments
Agriculture	$269	$284
Financial Services	145	119
Total Equity Method Investments	$414	$403

9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of June 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	June 30, 2025	December 31, 2024
Retail	$14,640	$14,297
Wholesale	8,699	8,749
Other	48	39
Total	$23,387	$23,085
Included in the financing receivables balance at June 30, 2025 and December 31, 2024 is unearned finance income and unamortized deferred fees and costs of $568 million and $533 million, respectively, and allowance for credit losses of $540 million and $424 million, respectively.
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three or six months ended June 30, 2025 and 2024 relating to the termination of dealer contracts.
Transfers of Financial Assets
As part of its overall funding strategy, CNH periodically transfers certain receivables into bankruptcy-remote special purpose entities ("SPEs") as part of its asset-backed securitization ("ABS") programs or into factoring transactions.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At June 30, 2025 and December 31, 2024, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	June 30, 2025	December 31, 2024
Retail	$8,107	$8,692
Wholesale	5,336	5,246
Total	$13,443	$13,938
Allowance for Credit Losses
Allowance for credit losses for the three and six months ended June 30, 2025 and 2024 is as follows (in millions of dollars):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Retail	Wholesale	Retail	Wholesale
Balance at beginning of period	$420	$49	$376	$48
Provision	81	—	131	—
Charge-offs	(31)	(1)	(60)	(1)
Recoveries	4	1	7	1
Foreign currency translation and other	15	2	35	3
Balance at end of period	$489	$51	$489	$51

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Retail	Wholesale	Retail	Wholesale
Balance at beginning of period	$330	$50	$310	$53
Provision	52	3	90	2
Charge-offs	(42)	—	(53)	(1)
Recoveries	2	—	1	—
Foreign currency translation and other	(20)	(2)	(26)	(3)
Balance at end of period	$322	$51	$322	$51
As of June 30, 2025, the allowance for credit losses included an increase in retail reserves of 152 million for Brazil as compared to June 30, 2024. This increase reflects Brazilian market conditions, primarily related to current crop prices, flooding and drought events. CNH plans to continue updating the macroeconomic factors in future periods, as warranted. The allowance for credit losses is included in SG&A expenses.
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and six months ended June 30, 2025.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/nonperforming information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge-offs by vintage as of June 30, 2025 is as follows (in millions of dollars, net of allowance for credit losses):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2025					$2,319	$3	$2,322	$2
2024					3,341	8	3,349	5
2023					1,725	7	1,732	13
2022					1,168	3	1,171	5
2021					571	2	573	2
Prior to 2021					179	1	180	5
Total	77	6	83	9,220	9,303	24	9,327	32
South America
2025					561	1	562	—
2024					1,307	20	1,327	2
2023					1,131	36	1,167	15
2022					457	30	487	7
2021					229	9	238	1
Prior to 2021					115	3	118	1
Total	358	2	360	3,440	3,800	99	3,899	26
Asia Pacific
2025					316	—	316	—
2024					477	—	477	—
2023					315	1	316	—
2022					190	1	191	1
2021					76	1	77	—
Prior to 2021					19	—	19	1
Total	8	4	12	1,381	1,393	3	1,396	2
Europe, Middle East, Africa	—	—	—	7	7	11	18	—
Total Retail	$443	$12	$455	$14,048	$14,503	$137	$14,640	$60
Wholesale
North America	$—	$—	$—	$4,649	$4,649	$13	$4,662	$—
South America	—	—	—	952	952	1	953	—
Asia Pacific	3	1	4	812	816	—	816	1
Europe, Middle East, Africa	5	—	5	2,263	2,268	—	2,268	—
Total Wholesale	$8	$1	$9	$8,676	$8,685	$14	$8,699	$1

The aging of financing receivables and charge-offs by vintage as of December 31, 2024 is as follows (in millions of dollars, net of allowance for credit losses):

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
Modifications
CNH periodically modifies the terms of finance receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral-based lender, CNH has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified financing receivables. CNH's allowance for credit losses incorporates historical loss information, including the effects of the modified financing receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the financing receivable.
As of June 30, 2025 and December 31, 2024, modifications of CNH's retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months ended June 30, 2025 and December 31, 2024 were not significant.

Due to conditions in the Brazilian market, including crop prices and extreme weather events like flooding and drought, CNH has offered payment refinancing to certain South American customers. These refinancings are not deemed to be modifications as they are insignificant adjustments to the contract, and generally the customers are not considered to be in financial difficulty. To qualify, customers must make partial payments on their outstanding installments. CNH takes these refinancings into account when provisioning for credit losses. As of June 30, 2025, $101 million of installments were refinanced relating to $435 million of retail Agricultural receivables in South America. As of December 31, 2024, $95 million of installments were refinanced relating to $380 million of retail Agricultural receivables in South America.
10. INVENTORIES
Inventories as of June 30, 2025 and December 31, 2024 consist of the following (in millions of dollars):

	June 30, 2025	December 31, 2024
Raw materials	$1,483	$1,372
Work-in-process	516	384
Finished goods	3,217	3,020
Total inventories	$5,216	$4,776
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized, on a straight-line basis over the lease term, lease expenses of nil and $3 million in the three months ended June 30, 2025 and 2024, respectively and $1 million and $4 million in the six months ended June 30, 2025 and 2024.
For long-term leases recorded on the balance sheet, the Company incurred operating lease expenses of $27 million and $25 million in the three months ended June 30, 2025 and 2024, respectively and $52 million and $51 million in the six months ended June 30, 2025 and 2024.
At June 30, 2025, the Company has recorded approximately $279 million of right-of-use assets and $286 million of related lease liability included in "Other assets" and "Other liabilities", respectively. At June 30, 2025, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 4.8 years and 4.5%, respectively. At June 30, 2024, the Company has recorded approximately $291 million of right-of-use assets and $297 million of related lease liability included in "Other assets" and "Other liabilities", respectively. At June 30, 2024, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.4 years and 4.6%, respectively.
During the six months ended June 30, 2025 and 2024, leased assets obtained in exchange for operating lease obligations were $38 million and $45 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $52 million and $49 million as of June 30, 2025 and 2024, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.

12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of June 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	June 30, 2025	December 31, 2024
Equity method	$414	$403
Other investments, at carrying value	91	87
Total	$505	$490
13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at December 31, 2024	$3,402	$44	$138	$3,584
Foreign currency translation and other	26	6	2	34
Balance at June 30, 2025	$3,428	$50	$140	$3,618
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
As of June 30, 2025 and December 31, 2024, the Company's other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		June 30, 2025			December 31, 2024
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$230	$204	$26	$218	$203	$15
Patents, concessions, licenses and other	5-25	957	600	357	938	573	365
Capitalized software	2-5	1,280	1,022	258	1,159	910	249
		2,467	1,826	641	2,315	1,686	629
Other intangible assets not subject to amortization:
In-process research and development		204	—	204	198	—	198
Software in-progress		125	—	125	121	—	121
Trademarks		273	—	273	273	—	273
Total other intangible assets		$3,069	$1,826	$1,243	$2,907	$1,686	$1,221
CNH recorded amortization expense of $42 million and $46 million for the three months ended June 30, 2025 and 2024, respectively, and $84 million and $91 million for the six months ended June 30, 2025 and 2024.
14. SUPPLY CHAIN FINANCE PROGRAMS
Under the supply chain finance ("SCF") programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. No guarantees are provided by the Company under the SCF programs.

As of June 30, 2025 and December 31, 2024, $110 million and $79 million of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF programs. These balances are included within "Trade payables" in our consolidated balance sheets and are reflected as cash flows from operating activities in our consolidated statements of cash flows when settled.
15. OTHER LIABILITIES
A summary of "Other liabilities" as of June 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	June 30, 2025	December 31, 2024
Warranty and campaign programs	$668	$633
Marketing and sales incentive programs	2,023	2,075
Tax payables	274	243
Accrued expenses and deferred income	871	917
Accrued employee benefits	399	376
Lease liabilities	286	282
Legal reserves and other provisions	407	390
Contract liabilities	93	72
Restructuring reserve	26	30
Other	379	345
Total	$5,426	$5,363
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of recorded activity for the three and six months ended June 30, 2025 and 2024, for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$666	$601	$633	$610
Current year additions	125	183	278	325
Claims paid	(146)	(138)	(279)	(280)
Currency translation adjustment and other	23	(9)	36	(18)
Balance at end of period	$668	$637	$668	$637
Restructuring Expenses
The Company incurred restructuring expenses of $5 million and $51 million during the three months ended June 30, 2025 and 2024, respectively, and $11 million and $82 million during the six months ended June 30, 2025 and 2024 primarily due to employee separation costs.
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
The outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims or investigations could require CNH to pay substantial damages or fines or undertake service actions, recall campaigns or other costly actions. It is therefore possible that legal judgments could give rise to expenses that are not covered, or not fully covered, by insurance and could affect CNH's financial position and results. When it is probable that such a loss has been incurred and the amount can be reasonably estimated, such amounts are provided for in the Company's consolidated statements of operations and the related accrual is recorded in "Other liabilities" on the consolidated balance sheets.
Although the ultimate outcome of legal matters pending against CNH and its subsidiaries cannot be predicted, the Company believes the reasonable possible range of losses for these unresolved legal matters in addition to the amounts accrued would not have a material effect on its consolidated financial statements.
Environmental
Pursuant to the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes strict and, under certain circumstances, joint and several liability for remediation and liability for natural resource damages, and other federal and state laws that impose similar liabilities, CNH has received inquiries for information or notices of its potential liability regarding 66 non-owned U.S. sites at which regulated materials allegedly generated by CNH were released or disposed ("Waste Sites"). Of the Waste Sites, 16 are on the National Priority List ("NPL") promulgated pursuant to CERCLA. For 60 of the Waste Sites, the monetary amount or extent of the Company's liability has either been resolved, it has not been named as a potentially responsible party ("PRP"), or its liability is likely de minimis.
Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and settlement agreements can be reopened under certain circumstances, the Company's potential liability for remediation costs associated with the 66 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, CNH could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, the financial strength of other PRPs has been considered in the determination of the Company's potential liability. CNH believes that the costs associated with the Waste Sites will not have a material effect on the Company's business, financial position, or results of operations.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period that could exceed 30 years for some sites. As of June 30, 2025 and December 31, 2024, environmental reserves of approximately $24 million and $21 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.
Other Litigation and Investigations
Follow-up on Damages Claims: In 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the "Commission") into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the "Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the Demerger, CNH cannot be excluded from current and future follow-on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various intercompany arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of any damages paid by CNH to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of Iveco, IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote and at this time, is unable to reasonably estimate any potential losses.

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
SEC Subpoenas: The Company has been responding to subpoenas issued by the Securities and Exchange Commission requesting information and documents relating to our revenue recognition and sales practices. The Company has been cooperating with the SEC's inquiry and provided responsive documents and information. On July 25, 2025, the Company was notified by the SEC Staff that it had concluded its inquiry and did not intend to recommend any enforcement action to the Commission.
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of June 30, 2025 and December 31, 2024 totaling $73 million and $54 million, respectively.
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
Fair Value Hierarchy
The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:
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
Foreign Exchange Derivatives
CNH has entered into foreign exchange forward contracts and swaps in order to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income/(loss) and recognized in earnings when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant for the three and six months ended June 30, 2025 and 2024.
CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in "Other, net" and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's foreign exchange derivatives was $4.0 billion and $4.2 billion at June 30, 2025 and December 31, 2024, respectively.
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
Interest rate derivatives that have been designated as fair value hedge relationships have been used by CNH to mitigate the volatility in the fair value of existing fixed-rate bonds and medium-term notes due to changes in floating interest rate benchmarks. Gains and losses on these instruments are recorded in "Interest expense" in the period in which they occur and an offsetting gain or loss is also reflected in "Interest expense" based on changes in the fair value of the debt instrument being hedged due to changes in floating interest rate benchmarks.
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH's committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and six months ended June 30, 2025 and 2024.
All of CNH's interest rate derivatives outstanding as of June 30, 2025 and December 31, 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's interest rate derivatives was approximately $9.1 billion at June 30, 2025 and December 31, 2024.
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

Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in accumulated other comprehensive income (loss) and net income (loss) during the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2025
Foreign exchange contracts	$46
		Net sales	(2)
		Cost of goods sold	5
		Other, net	—
Interest rate contracts	(22)	Interest expense	7
Total	$24		$10
2024
Foreign exchange contracts	$(15)
		Net sales	(2)
		Cost of goods sold	(14)
		Other, net	(9)
Interest rate contracts	47	Interest expense	(7)
Total	$32		$(32)

		Recognized in Net Income
For the Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2025
Foreign exchange contracts	$37
		Net sales	(4)
		Cost of goods sold	(3)
		Other, net	(4)
Interest rate contracts	(35)	Interest expense	10
Total	$2		$(1)
2024
Foreign exchange contracts	$(19)
		Net sales	(3)
		Cost of goods sold	(18)
		Other, net	(3)
Interest rate contracts	58	Interest expense	(12)
Total	$39		$(36)

The following table summarizes the activity in accumulated other comprehensive income related to the derivatives held by the Company during the six months ended June 30, 2025 and 2024 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income at December 31, 2024	$115	$(43)	$72
Net changes in fair value of derivatives	3	6	9
Net income reclassified from accumulated other comprehensive income into income	1	—	1
Accumulated derivative net losses at June 30, 2025	$119	$(37)	$82

Accumulated derivative net losses at December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	39	(22)	17
Net income reclassified from accumulated other comprehensive income into income	36	(2)	34
Accumulated derivative net losses at June 30, 2024	$56	$(15)	$41
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

		For the Three Months Ended June 30,
	Classification of Gain (Loss)	2025	2024
Fair Value Hedges
Interest rate derivatives	Interest expense	$9	$1

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$11	$(34)

		For the Six Months Ended June 30,
	Classification of Gain (Loss)	2025	2024
Fair Value Hedges
Interest rate derivatives	Interest expense	$35	$(3)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$22	$(44)

The fair values of CNH's derivatives as of June 30, 2025 and December 31, 2024 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	June 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$49	Derivative assets	$44
Interest rate contracts	Derivative assets	96	Derivative assets	103
Total derivative assets		$145		$147
Foreign currency contracts	Derivative liabilities	$18	Derivative liabilities	$51
Interest rate contracts	Derivative liabilities	53	Derivative liabilities	58
Total derivative liabilities		$71		$109

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$12	Derivative assets	$27
Interest rate contracts	Derivative assets	11	Derivative assets	22
Total derivative assets		$23		$49
Foreign currency contracts	Derivative liabilities	$8	Derivative liabilities	$15
Interest rate contracts	Derivative liabilities	11	Derivative liabilities	22
Total derivative liabilities		$19		$37
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in millions of dollars):

	Level 1		Level 2		Total
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets
Foreign exchange derivatives	$—	$—	$61	$71	$61	$71
Interest rate derivatives	—	—	107	125	107	125
Total Assets	$—	$—	$168	$196	$168	$196
Liabilities
Foreign exchange derivatives	$—	$—	$26	$66	$26	$66
Interest rate derivatives	—	—	64	80	64	80
Total Liabilities	$—	$—	$90	$146	$90	$146
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of June 30, 2025, and December 31, 2024, were as follows (in millions of dollars):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$23,387	$23,264	$23,085	$22,920
Debt	$27,408	$27,858	$26,882	$27,222

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
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company's share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company's share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest. For more information on derivative instruments, see "Note 17: Financial Instruments". For more information on pensions and retirement benefit obligations, see "Note 6: Employee Benefit Plans and Postretirement Benefits". The Company's other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 consisted of the following (in millions of dollars):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$15	$1	$16	$4	$5	$9
Changes in retirement plans' funded status	(3)	—	(3)	(6)	1	(5)
Foreign currency translation	(59)	—	(59)	—	—	—
Share of other comprehensive income (loss) of entities using the equity method	18	—	18	28	—	28
Other comprehensive income (loss)	$(29)	$1	$(28)	$26	$6	$32

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$65	$(21)	$44	$75	$(24)	$51
Changes in retirement plans' funded status	(1)	—	(1)	(2)	1	(1)
Foreign currency translation	(170)	—	(170)	(220)	—	(220)
Share of other comprehensive income (loss) of entities using the equity method	(14)	—	(14)	(20)	—	(20)
Other comprehensive income (loss)	$(120)	$(21)	$(141)	$(167)	$(23)	$(190)

The changes, net of tax, in each component of accumulated other comprehensive income (loss) in the six months ended June 30, 2025 and 2024 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans' Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance at December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)
Other comprehensive income (loss), before reclassifications	9	(5)	(8)	28	24
Amounts reclassified from other comprehensive income	1	—	—	—	1
Other comprehensive income (loss)(1)	10	(5)	(8)	28	25
Balance at June 30, 2025	$82	$(353)	$(2,178)	$(238)	$(2,687)

Balance at December 31, 2023	$(10)	$(351)	$(1,763)	$(238)	$(2,362)
Other comprehensive income (loss), before reclassifications(2)	17	—	(220)	(20)	(223)
Amounts reclassified from other comprehensive income	34	(1)	—	—	33
Other comprehensive income (loss)(1)	51	(1)	(220)	(20)	(190)
Balance at June 30, 2024	$41	$(352)	$(1,983)	$(258)	$(2,552)
(1)Excluded from the table above is other comprehensive income (loss) allocated to noncontrolling interests of $7 million and nil for the six months ended June 30, 2025 and 2024, respectively.
(2)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Significant amounts reclassified out of each component of accumulated other comprehensive income (loss) in the three and six months ended June 30, 2025 and 2024 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)				Consolidated Statement of Operations Line
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges	$2	$2	$4	$3	Net sales
	(5)	14	3	18	Cost of goods sold
	—	9	4	3	Other, net
	(7)	7	(10)	12	Interest expense
	1	(1)	—	(2)	Income taxes
	(9)	31	1	34
Change in retirement plans' funded status:
Amortization of actuarial losses	5	5	10	10	(1)
Amortization of prior service cost	(4)	(6)	(9)	(12)	(1)
	(1)	—	(1)	1	Income taxes
	—	(1)	—	(1)
Total reclassifications, net of tax	$(9)	$30	$1	$33
(1)These amounts are included in net periodic pension and other postretirement benefit cost. See "Note 6: Employee Benefit Plans and Postretirement Benefits" for additional information.
19. RELATED PARTY INFORMATION
As of June 30, 2025, CNH's related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., Ferrari N.V. and Iveco Group N.V., which effective January 1, 2022 separated from CNH by way of a demerger under Dutch law and became a publicly listed company independent from CNH.

As of June 30, 2025, EXOR N.V. held 45.3% of CNH's voting power and had the ability to significantly influence the decisions submitted to a vote of CNH's shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of June 30, 2025. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company's Audit Committee reviews and, if appropriate, approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company in Europe. As of June 30, 2025 and December 31, 2024, among other things, EXOR N.V. managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the six months ended June 30, 2025 or 2024.
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
Master Service Agreements: CNH and Iveco Group entered into a two-year Master Services Agreement ("MSA") starting in 2022, with a two-year extension implemented, whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services. Revenues from services provided under the MSA are presented as "Finance, interest, and other income" on the Statement of Operations.
Engine Supply Agreement: In relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement ("ESA"), whereby Iveco Group will sell to CNH post-Demerger diesel, CNG and LNG engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as "Cost of goods sold" on the Statement of Operations.
Financial Service Agreement: In relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement ("FS MSA") starting in 2022, with a three-year extension implemented, whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as "Finance, interest and other income" on the Statement of Operations.
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$27	$33	$54	$71
Purchases	$172	$219	$319	$430

	June 30, 2025	December 31, 2024
Trade receivables	$22	$24
Financial receivables from Iveco Group N.V.	$263	$168
Trade payables	$144	$205
Financial payables to Iveco Group N.V.	$69	$62

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
The transactions with related parties are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$98	$130	$174	$288
Purchases	$102	$117	$192	$259

	June 30, 2025	December 31, 2024
Trade receivables	$6	$3
Trade payables	$59	$53
At June 30, 2025 and December 31, 2024, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for the amount of $72 million and $53 million, respectively, related to its unconsolidated affiliate CNH Industrial Capital Europe S.a.S.
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
The prior period impacts to the Company's consolidated statements of operations were as shown below (in millions of dollars and shares, except per share amounts):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Previously Reported	Revision Impacts	As Revised	Previously Reported	Revision Impacts	As Revised
Income (loss) of Consolidated Group before Income Taxes	$454	$—	$454	$856	$—	$856
Income tax expense	(95)	—	(95)	(172)	—	(172)
Equity in income of unconsolidated subsidiaries and affiliates	79	(34)	45	156	(67)	89
Net income (loss)	438	(34)	404	840	(67)	773
Net income (loss) attributable to noncontrolling interests	5	—	5	6	—	6
Net income (loss) attributable to CNH Industrial N.V.	$433	$(34)	$399	$834	$(67)	$767

Earnings per share attributable to common shareholders
Basic	$0.34	$(0.02)	$0.32	$0.66	$(0.05)	$0.61
Diluted	$0.34	$(0.02)	$0.32	$0.66	$(0.05)	$0.61
Weighted average shares outstanding
Basic	1,256	—	1,256	1,258	—	1,258
Diluted	1,260	—	1,260	1,267	—	1,267

The prior period impacts to the Company's consolidated statements of comprehensive income were as follows (in millions of dollars):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Previously Reported	Revision Impacts	As Revised	Previously Reported	Revision Impacts	As Revised
Net income (loss)	$438	$(34)	$404	$840	$(67)	$773
Other comprehensive loss, net of tax	(141)	—	(141)	(190)	—	(190)
Comprehensive income (loss)	297	(34)	263	650	(67)	583
Less: Comprehensive income attributable to noncontrolling interests	5	—	5	6	—	6
Comprehensive income (loss) attributable to CNH Industrial N.V.	$292	$(34)	$258	$644	$(67)	$577

The prior period impacts to the Company's Consolidated Statement of Cash Flows were as follows (in millions of dollars):

	Six Months Ended June 30, 2024
	Previously Reported	Revision Impacts	As Revised
Cash Flows from Operating Activities
Net Income (loss)	$840	$(67)	$773
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Undistributed income of unconsolidated subsidiaries	(79)	67	(12)
Net cash provided (used) by operating activities	$(515)	$—	$(515)
21. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. Key income tax related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code ("IRC") Section 174, reinstating full expensing beginning in 2025, extension of bonus depreciation, and revisions to U.S. international tax rules. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
CNH Industrial N.V. ("CNH" or the "Company") is incorporated in, and under the laws of the Netherlands. CNH has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. Unless otherwise indicated or the context otherwise requires, the terms "CNH" and the "Company" refer to CNH and its consolidated subsidiaries.
The Company has three reportable segments reflecting the three businesses directly managed by CNH Industrial N.V., consisting of: (i) Agriculture, which designs, produces and sells agricultural equipment (ii) Construction, which designs, produces and sells construction equipment, and (iii) Financial Services, which provides financial services to customers acquiring our products. The Company's worldwide Agriculture and Construction operations, as well as corporate functions, are collectively referred to as "Industrial Activities".
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements in this report, as well as our annual report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") filed with the U.S. Securities and Exchange Commission ("SEC"). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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
Non-GAAP Financial Measures
CNH monitors its operations through the use of several non-GAAP financial measures. CNH's management believes that these non-GAAP financial measures provide useful and relevant information regarding its operating results and enhance the readers' ability to assess CNH's financial performance and financial position. Management uses these non-GAAP measures to identify operational trends, as well as to make decisions regarding future spending, resource allocations and other operational decisions as they provide additional transparency with respect to our core operations. These non-GAAP financial measures have no standardized meaning under U.S. GAAP and are unlikely to be comparable to other similarly titled measures used by other companies and are not intended to be substitutes for measures of financial performance and financial position as prepared in accordance with U.S. GAAP.
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
Revenues on a Constant Currency Basis
CNH discusses the revenue fluctuations on a constant currency basis by applying the prior year's average exchange rates to the current year’s revenues expressed in local currency, thereby eliminating the impact of year-over-year foreign exchange rate changes.
A. OPERATING RESULTS
The operations, key financial measures and financial analysis differ significantly for manufacturing and distribution businesses (Industrial Activities) and financial businesses (Financial Services); therefore, management believes that certain supplemental disclosures are important in understanding our consolidated operations and financial results. For further information, see "Supplemental Information" within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.

Global Business Conditions
The global economy is experiencing volatile disruptions due to a combination of factors, including geopolitical events, shifts in trade and economic policies, including the imposition of tariffs and other retaliatory restrictions on trade, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services in the first half and are expected to persist through the rest of 2025. These factors also affect our customers' profitability, impacting their ability to achieve higher returns on their output, and reducing their purchasing power and demand for our products. The Company is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, may have on its business, customers, and suppliers.
For a discussion of the Company's risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company's Form 10-K for the year ended December 31, 2024 and Part II, Item 1A: Risk Factors within this Form 10-Q.
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Consolidated Results of Operations

	Three Months Ended June 30,
(in millions of dollars)	2025	2024(1)
Revenues
Net sales	$4,021	$4,803
Finance, interest and other income	690	685
Total Revenues	4,711	5,488
Costs and Expenses
Cost of goods sold	3,192	3,702
Selling, general and administrative expenses	478	461
Research and development expenses	218	237
Restructuring expenses	5	51
Interest expense	360	418
Other, net	183	165
Total Costs and Expenses	4,436	5,034
Income of Consolidated Group before Income Taxes	275	454
Income tax expense	(76)	(95)
Equity in income of unconsolidated subsidiaries and affiliates	18	45
Net income (loss)	217	404
Net income (loss) attributable to noncontrolling interests	4	5
Net income (loss) attributable to CNH Industrial N.V.	$213	$399
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Revenues
We recorded revenues of $4,711 million for the three months ended June 30, 2025, a decline of 14.2% (down 13.7% on a constant currency basis) compared to the three months ended June 30, 2024. Net sales were $4,021 million in the three months ended June 30, 2025, a decrease of 16.3% (down 16.2% on a constant currency basis) compared to the three months ended June 30, 2024. These declines were mainly due to lower shipment volumes on decreased industry demand and continued dealer destocking.
Cost of Goods Sold
Cost of goods sold was $3,192 million for the three months ended June 30, 2025 compared with $3,702 million for the three months ended June 30, 2024. As a percentage of net sales of Industrial Activities, cost of goods sold was 79.4% in the three months ended June 30, 2025 (77.1% for the three months ended June 30, 2024), which was primarily impacted by lower production volumes, partially offset by improved purchasing and manufacturing costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $478 million for the three months ended June 30, 2025 (10.1% of total revenues), up $17 million compared to the three months ended June 30, 2024 (8.4% of total revenues). Total expenses were higher primarily due to higher credit risk provisions in the Financial Services segment, partially offset by lower variable compensation costs.
Research and Development Expenses
Research and development expenses were $218 million and $237 million for the three months ended June 30, 2025 and 2024, respectively.
Restructuring Expenses
Restructuring expenses were $5 million and $51 million for the three months ended June 30, 2025 and 2024, respectively.
Interest Expense
Interest expense was $360 million for the three months ended June 30, 2025 compared to $418 million for the three months ended June 30, 2024. The interest expense attributable to Industrial Activities for the three months ended June 30, 2025, net of interest income and eliminations, was $26 million, compared to $46 million in the three months ended June 30, 2024.
Other, net
Other, net expenses were $183 million for the three months ended June 30, 2025 and included a pre-tax gain of $6 million ($4 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $165 million for the three months ended June 30, 2024 and included a loss of non-core product lines of $15 million, partially offset by a pre-tax gain of $6 million ($5 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Income Taxes

	Three Months Ended June 30,
(in millions of dollars, except percentages)	2025	2024
Income of Consolidated Group before Income Taxes	$275	$454
Income tax (expense) benefit	$(76)	$(95)
Effective tax rate	27.6%	20.9%
Income tax expense for the three months ended June 30, 2025 was $76 million compared to $95 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 and 2024 was 27.6% and 20.9%, respectively. The increase in the 2025 effective tax rate was due to the impact of the Company's geographic income mix, lower permanent tax benefits, and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly-inflationary economy.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $18 million and $45 million for the three months ended June 30, 2025 and 2024, respectively. The decline was primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.
Net Income
Net income was $217 million for the three months ended June 30, 2025, compared to net income of $404 million for the three months ended June 30, 2024. Net income for the three months ended June 30, 2025 included restructuring expenses of $5 million, offset by a pre-tax gain of $6 million ($4 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income for the three months ended June 30, 2024 included restructuring expenses of $51 million and a loss of non-core product lines of $15 million, partially offset by a pre-tax gain of $6 million ($5 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments (in millions of dollars, except percentages):

	Three Months Ended June 30,
	2025	2024	% Change	% Change Excl. FX
Revenues:
Agriculture	$3,248	$3,913	(17.0)%	(17.1)%
Construction	773	890	(13.1)%	(12.1)%
Total Net sales of Industrial Activities	4,021	4,803	(16.3)%	(16.2)%
Financial Services	685	687	(0.3)%	2.0%
Eliminations and other	5	(2)
Total Revenues	$4,711	$5,488	(14.2)%	(13.7)%

	Three Months Ended June 30,
	2025	2024(1)	$ Change	2025 Adj EBIT Margin	2024 Adj EBIT Margin(1)
Adjusted EBIT by segment:
Agriculture	$263	$502	$(239)	8.1%	12.8%
Construction	35	60	(25)	4.5%	6.7%
Eliminations and other	(74)	(60)	(14)
Adjusted EBIT of Industrial Activities	$224	$502	$(278)	5.6%	10.5%
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Net sales of Industrial Activities were $4,021 million during the three months ended June 30, 2025, a decrease of 16.3% compared to the three months ended June 30, 2024 (down 16.2% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and continued dealer destocking.
Adjusted EBIT of Industrial Activities was $224 million during the three months ended June 30, 2025, compared to adjusted EBIT of $502 million during the three months ended June 30, 2024. The decline was primarily due to lower shipment volumes, partially offset by favorable net price realization and lower production, warranty and SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (in millions of dollars, except percentages):
Agriculture Sales—by geographic region

	Three Months Ended June 30,
	2025	2024	% Change
North America	$1,118	$1,739	(35.7)%
Europe, Middle East and Africa	1,345	1,191	12.9%
South America	474	559	(15.2)%
Asia Pacific	311	424	(26.7)%
Total	$3,248	$3,913	(17.0)%

Agriculture's net sales totaled $3,248 million in the three months ended June 30, 2025, a decrease of 17.0% compared to the three months ended June 30, 2024 (down 17.1% on a constant currency basis) This decline was primarily due to lower shipment volumes on decreased industry demand and dealer destocking.
In North America, industry volume was down 7% year-over-year in the second quarter for tractors under 140 HP and was down 37% for tractors over 140 HP; combines were down 23%. In Europe, Middle East and Africa ("EMEA"), tractor demand was down 7%, while combine demand was up 8%. South America tractor demand was up 4%, while combine demand was down 6%. Asia Pacific tractor demand was up 3%, but combine demand was down 42%.
Adjusted EBIT
Adjusted EBIT was $263 million in the three months ended June 30, 2025, compared to $502 million in the three months ended June 30, 2024. The decline was driven by lower shipment volumes, partially offset by favorable net price realization and lower production, warranty and SG&A expenses. R&D investments accounted for 6.0% of sales (5.5% in the three months ended June 30, 2024). Adjusted EBIT margin was 8.1% (12.8% in the three months ended June 30, 2024).
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (in millions of dollars, except percentages):
Construction Sales—by geographic region

	Three Months Ended June 30,
	2025	2024	% Change
North America	$379	$503	(24.7)%
Europe, Middle East and Africa	191	174	9.8%
South America	154	153	0.7%
Asia Pacific	49	60	(18.3)%
Total	$773	$890	(13.1)%
Construction's net sales totaled $773 million in the three months ended June 30, 2025, a decline of 13.1% compared to the three months ended June 30, 2024 (down 12.1% on a constant currency basis), due to lower shipment volumes driven by the market decline in North America.
Global industry volume for construction equipment increased 3% year-over-year in the second quarter for Heavy construction equipment; Light construction equipment was down 2%. Aggregated demand decreased 4% in North America and South America, but increased 1% in EMEA and 3% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $35 million in the three months ended June 30, 2025, compared to $60 million in the three months ended June 30, 2024. The decline was primarily due to lower shipment volumes, partially offset by favorable net price realization. Adjusted EBIT margin was 4.5% (6.7% in the three months ended June 30, 2024).
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $685 million in the three months ended June 30, 2025, down 0.3% compared to the three months ended June 30, 2024 (up 2.0% on a constant currency basis), as a result of the negative impact from currency translation and lower yields primarily in Brazil, partially offset by higher remarketing sales and favorable volumes in most regions.
Net Income
Net income of Financial Services was $87 million in the three months ended June 30, 2025, a decrease of $4 million compared to the three months ended June 30, 2024, primarily due to increased risk costs in Brazil, and a higher effective tax rate due to a prior year Argentina inflation adjustment. This was partially offset by interest margin improvements and favorable volumes in most regions.
In the three months ended June 30, 2025, retail loan originations, including unconsolidated joint ventures, were $2.7 billion, down $0.2 billion compared to 2024 (down $0.1 billion on a constant currency basis.) The managed portfolio

(including unconsolidated joint ventures) was $28.7 billion as of June 30, 2025 (of which retail was 69% and wholesale was 31%), up $0.2 billion compared to June 30, 2024 (down $0.3 billion on a constant currency basis).
At June 30, 2025, the receivable balance greater than 30 days past due as a percentage of receivables was 3.9%, (2.5% as of June 30, 2024), mainly from higher delinquencies in Brazil.
Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure (in millions of dollars):

	Three Months Ended June 30,
	2025	2024(1)
Agriculture	$263	$502
Construction	35	60
Unallocated items, eliminations and other	(74)	(60)
Total Adjusted EBIT of Industrial Activities	224	502
Financial Services Net income (loss)	87	91
Financial Services Income Taxes	25	23
Interest expense of Industrial Activities, net of interest income and eliminations	(26)	(46)
Foreign exchange gains (losses), net of Industrial Activities	(9)	(4)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(2)	(3)	(1)
Restructuring expense of Industrial Activities	(5)	(51)
Other discrete items(3)	—	(15)
Income (loss) before taxes	293	499
Income tax (expense) benefit	(76)	(95)
Net income (loss)	$217	$404
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(2)For each of the three months ended June 30, 2025 and 2024, this item included the pre-tax gain of $6 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(3)In the three months ended June 30, 2024, this item includes a loss of $15 million of certain non-core product lines.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Consolidated Results of Operations

	Six Months Ended June 30,
(in millions of dollars)	2025	2024(1)
Revenues
Net sales	$7,193	$8,934
Finance, interest and other income	1,346	1,372
Total Revenues	8,539	10,306
Costs and Expenses
Cost of goods sold	5,761	6,897
Selling, general and administrative expenses	864	872
Research and development expenses	402	465
Restructuring expenses	11	82
Interest expense	722	812
Other, net	342	322
Total Costs and Expenses	8,102	9,450
Income of Consolidated Group before Income Taxes	437	856
Income tax expense	(123)	(172)
Equity in income of unconsolidated subsidiaries and affiliates	35	89
Net income (loss)	349	773
Net income (loss) attributable to noncontrolling interests	5	6
Net income (loss) attributable to CNH Industrial N.V.	$344	$767
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Revenues
We recorded revenues of $8,539 million for the six months ended June 30, 2025, a decline of 17.1% (down 15.5% on a constant currency basis) compared to the six months ended June 30, 2024. Net sales were $7,193 million in the six months ended June 30, 2025, a decline of 19.5% (down 18.2% on a constant currency basis) compared to the six months ended June 30, 2025. These declines were mainly due to lower shipment volumes on decreased industry demand and continued dealer destocking.
Cost of Goods Sold
Cost of goods sold was $5,761 million for the six months ended June 30, 2025 compared with $6,897 million for the six months ended June 30, 2024. As a percentage of net sales of Industrial Activities, cost of goods sold was 80.1% in the six months ended June 30, 2025 (77.2% for the six months ended June 30, 2024), which was primarily impacted by lower production volumes, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $864 million for the six months ended June 30, 2025 (10.1% of total revenues), down $8 million compared to the six months ended June 30, 2024 (8.5% of total revenues). Total expenses were lower primarily due to a decrease in labor costs, driven by the Company's restructuring program and lower variable compensation, partially offset by higher credit risk provisions in the Financial Services segment.
Research and Development Expenses
Research and development expenses were $402 million and $465 million for the six months ended June 30, 2025 and 2024, respectively.
Restructuring Expenses
Restructuring expenses were $11 million and $82 million for the six months ended June 30, 2025 and 2024, respectively.

Interest Expense
Interest expense was $722 million for the six months ended June 30, 2025 compared to $812 million for the six months ended June 30, 2024. The interest expense attributable to Industrial Activities for the six months ended June 30, 2025, net of interest income and eliminations, was $51 million, compared to $78 million in the six months ended June 30, 2024.
Other, net
Other, net expenses were $342 million for the six months ended June 30, 2025 and included a pre-tax gain of $12 million ($9 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $322 million for the six months ended June 30, 2024 and included a loss on the sale of non-core product lines of $15 million, offset by a pre-tax gain of $12 million ($9 million after tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Income Taxes

	Six Months Ended June 30,
(in millions of dollars, except percentages)	2025	2024(1)
Income of Consolidated Group before Income Taxes	$437	$856
Income tax (expense) benefit	$(123)	$(172)
Effective tax rate	28.1%	20.1%
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Income tax expense for the six months ended June 30, 2025 was $123 million compared to $172 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 and 2024 was 28.1% and 20.1%, respectively. The reduction in the effective tax rate for the six months ended June 30, 2025 was due to the impact of the Company's geographic income mix and a smaller rate reduction from discrete impact on period earnings from Argentina's highly-inflationary economy. The 2024 effective tax rate was reduced by discrete items that reduced the rate, and the impact of highly-inflationary accounting and tax-related inflation adjustments in Argentina.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $35 million and $89 million for the six months ended June 30, 2025 and 2024, respectively. The decline was primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.
Net Income
Net income was $349 million for the six months ended June 30, 2025, compared to net income of $773 million for the six months ended June 30, 2024. Net income for the six months ended June 30, 2025 included restructuring expenses of $11 million, partially offset by a pre-tax gain of $12 million ($9 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income for the six months ended June 30, 2024 included restructuring expenses of $82 million, a loss of $15 million on the sale of certain non-core product lines, partially offset by a pre-tax gain of $12 million ($9 million after tax) as a result of the amortization over four years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments (in millions of dollars, except percentages):

	Six Months Ended June 30,
	2025	2024	% Change	% Change Excl. FX
Revenues:
Agriculture	$5,829	$7,286	(20.0)%	(18.8)%
Construction	1,364	1,648	(17.2)%	(15.7)%
Total Net sales of Industrial Activities	7,193	8,934	(19.5)%	(18.2)%
Financial Services	1,336	1,372	(2.6)%	1.2%
Eliminations and other	10	—
Total Revenues	$8,539	$10,306	(17.1)%	(15.5)%

	Six Months Ended June 30,
	2025	2024(1)	$ Change	2025 Adj EBIT Margin	2024 Adj EBIT Margin(1)
Adjusted EBIT by segment:
Agriculture	$402	$890	$(488)	6.9%	12.2%
Construction	49	111	(62)	3.6%	6.7%
Unallocated items, eliminations and other	(126)	(127)	1
Total Adjusted EBIT of Industrial Activities	$325	$874	$(549)	4.5%	9.8%
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
Net sales of Industrial Activities were $7,193 million during the six months ended June 30, 2025, a decline of 19.5% compared to the six months ended June 30, 2024 (down 18% on a constant currency basis). This decline was mainly due to lower shipment volumes on decreased industry demand and continued dealer destocking.
Adjusted EBIT of Industrial Activities was $325 million during the six months ended June 30, 2025, compared to an adjusted EBIT of $874 million during the six months ended June 30, 2024. The decline was primarily due to lower shipment volumes, partially offset by lower production and SG&A expenses.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (in millions of dollars, except percentages):
Agriculture Sales—by geographic region

	Six Months Ended June 30,
	2025	2024	% Change
North America	$2,168	$3,181	(31.8)%
Europe, Middle East and Africa	2,164	2,309	(6.3)%
South America	887	1,041	(14.8)%
Asia Pacific	610	755	(19.2)%
Total	$5,829	$7,286	(20.0)%
Agriculture's net sales totaled $5,829 million in the six months ended June 30, 2025, a decline of 20.0% compared to the six months ended June 30, 2024 (down 18.8% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and continued dealer destocking.
For the six months ended June 30, 2025 in North America, industry volume was down 8% year-over-year for tractors under 140 HP and down 30% for tractors over 140 HP; combines were down 25%. In Europe, Middle East and Africa (EMEA), tractor and combine demand was down 16% and 21%, respectively. South America tractor demand was up 6%

and combine demand was down 2%. Asia Pacific tractor demand was up 5% while combine demand was down 27% in the region as a whole.
Adjusted EBIT
Adjusted EBIT was $402 million in the six months ended June 30, 2025, compared to $890 million in the six months ended June 30, 2024. The decrease was driven by lower shipment volumes, partially offset by lower production and SG&A expenses. R&D investments accounted for 6.1% of sales (5.7% in the six months ended June 30, 2024). Adjusted EBIT margin was 6.9%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (in millions of dollars, except percentages):
Construction Sales—by geographic region

	Six Months Ended June 30,
	2025	2024	% Change
North America	$701	$942	(25.6)%
Europe, Middle East and Africa	339	328	3.4%
South America	232	258	(10.1)%
Asia Pacific	92	120	(23.3)%
Total	$1,364	$1,648	(17.2)%
Construction's net sales totaled $1,364 million in the six months ended June 30, 2025, a decline of 17.2% compared to the six months ended June 30, 2024 (down 15.7% on a constant currency basis), due to lower shipment volumes driven by the market decline in North America.
In the six months ended June 30, 2025 global industry volume for construction equipment increased 5% year-over-year for Heavy construction equipment; Light construction equipment was down 3%. Aggregated demand decreased 2% in EMEA and 6% in North America, but increased 7% for Asia Pacific. South America was flat year-over-year.
Adjusted EBIT
Adjusted EBIT was $49 million in the six months ended June 30, 2025, compared to $111 million in the six months ended June 30, 2024 as a result of lower shipment volumes, partially offset by lower production and SG&A expenses. Adjusted EBIT margin was 3.6%.
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $1,336 million in the six months ended June 30, 2025, down 2.6% compared to the six months ended June 30, 2024 (up 1.2% on a constant currency basis), as a result of the negative impact from currency translation and lower yields primarily in Brazil, partially offset by higher remarketing sales and favorable volumes in most regions.
Net Income
Net income of Financial Services was $177 million in the six months ended June 30, 2025, a decrease of $32 million compared to the six months ended June 30, 2024, primarily due to increased risk costs in Brazil and North America, a higher effective tax rate due to a prior year Argentina inflation adjustment and lower recoveries on used equipment sales. This was partially offset by interest margin improvements and favorable volumes in most regions.
In the six months ended June 30, 2025, retail loan originations, including unconsolidated joint ventures, were $5.1 billion, down $0.3 billion compared to 2024 (down $0.1 billion on a constant currency basis). The managed portfolio, including unconsolidated joint ventures, was $28.7 billion as of June 30, 2025 (of which retail was 69% and wholesale 31%), up $0.2 billion compared to June 30, 2024 (down $0.3 billion on a constant currency basis).

Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure (in millions of dollars):

	Six Months Ended June 30,
	2025	2024(1)
Agriculture	$402	$890
Construction	49	111
Unallocated items, eliminations and other	(126)	(127)
Total Adjusted EBIT of Industrial Activities	325	874
Financial Services Net income (loss)	177	209
Financial Services Income Taxes	53	42
Interest expense of Industrial Activities, net of interest income and eliminations	(51)	(78)
Foreign exchange gains (losses), net of Industrial Activities	(14)	(4)
Finance and non-service component of Pension and other post-employment benefit cost of Industrial Activities(2)	(7)	(2)
Restructuring expense of Industrial Activities	(11)	(81)
Other discrete items(3)	—	(15)
Income (loss) before taxes	472	945
Income tax (expense) benefit	(123)	(172)
Net income (loss)	$349	$773
(1)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(2)For each of the six months ended June 30, 2025 and 2024, this item included the pre-tax gain of $12 million as a result of the amortization over the 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(3)In the six months ended June 30, 2024 this item included a loss of $15 million on the sale of certain non-core product lines.

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
Industrial Activities—The financial information captioned "Industrial Activities" reflects the consolidation of all majority-owned subsidiaries except for the Financial Services business.
Financial Services—The financial information captioned "Financial Services" reflects the consolidation or combination of the Financial Services business.

	Supplemental Statements of Operations
	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$4,021	$—	$—		$4,021	$4,803	$—	$—		$4,803
Finance, interest and other income	39	685	(34)	(3)	690	29	687	(31)	(3)	685
Total Revenues	4,060	685	(34)		4,711	4,832	687	(31)		5,488
Costs and Expenses
Cost of goods sold	3,192	—	—		3,192	3,702	—	—		3,702
Selling, general & administrative expenses	364	114	—		478	374	87	—		461
Research and development expenses	218	—	—		218	237	—	—		237
Restructuring expenses	5	—	—		5	51	—	—		51
Interest expense	65	329	(34)	(4)	360	75	374	(31)	(4)	418
Other, net	49	134	—		183	49	116	—		165
Total Costs and Expenses	3,893	577	(34)		4,436	4,488	577	(31)		5,034
Income of Consolidated Group before Income Taxes	167	108	—		275	344	110	—		454
Income tax expense	(51)	(25)	—		(76)	(72)	(23)	—		(95)
Equity in income of unconsolidated subsidiaries and affiliates	14	4	—		18	41	4	—		45
Net income (loss)	$130	$87	$—		$217	$313	$91	$—		$404
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)See "Note 20: Immaterial Revision of Prior Period Financial Statements".
(3)Eliminations of Financial Services' interest income earned from Industrial Activities.
(4)Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$7,193	$—	$—		$7,193	$8,934	$—	$—		$8,934
Finance, interest and other income	69	1,336	(59)	(3)	1,346	71	1,372	(71)	(3)	1,372
Total Revenues	7,262	1,336	(59)		8,539	9,005	1,372	(71)		10,306
Costs and Expenses
Cost of goods sold	5,761	—	—		5,761	6,897	—	—		6,897
Selling, general & administrative expenses	669	195	—		864	716	156	—		872
Research and development expenses	402	—	—		402	465	—	—		465
Restructuring expenses	11	—	—		11	81	1	—		82
Interest expense	120	661	(59)	(4)	722	149	734	(71)	(4)	812
Other, net	83	259	—		342	83	239	—		322
Total Costs and Expenses	7,046	1,115	(59)		8,102	8,391	1,130	(71)		9,450
Income of Consolidated Group before Income Taxes	216	221	—		437	614	242	—		856
Income tax expense	(70)	(53)	—		(123)	(130)	(42)	—		(172)
Equity in income of unconsolidated subsidiaries and affiliates	26	9	—		35	80	9	—		89
Net income (loss)	$172	$177	$—		$349	$564	$209	$—		$773
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)See Note 20 Immaterial Revision of Prior Period Financial Statements.
(3)Eliminations of Financial Services' interest income earned from Industrial Activities.
(4)Eliminations of Industrial Activities' interest expense to Financial Services.

	Supplemental Balance Sheets
	June 30, 2025					December 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$2,106	$406	$—		$2,512	$2,332	$859	$—		$3,191
Restricted cash	95	540	—		635	89	586	—		675
Trade receivables, net	200	10	(9)	(2)	201	121	11	(7)	(2)	125
Financing receivables, net	273	23,604	(490)	(3)	23,387	218	23,528	(661)	(3)	23,085
Financial receivables from Iveco Group N.V.	174	89	—		263	50	118	—		168
Inventories, net	5,155	61	—		5,216	4,713	63	—		4,776
Property, plant and equipment, net	2,162	2	—		2,164	1,935	1	—		1,936
Investments in unconsolidated subsidiaries and affiliates	360	145	—		505	371	119	—		490
Equipment under operating leases	34	1,506	—		1,540	44	1,422	—		1,466
Goodwill, net	3,478	140	—		3,618	3,446	138	—		3,584
Other intangible assets, net	1,217	26	—		1,243	1,197	24	—		1,221
Deferred tax assets	956	183	(99)	(4)	1,040	899	134	(106)	(4)	927
Derivative assets	63	122	(17)	(5)	168	82	132	(18)	(5)	196
Other assets	1,265	80	(150)	(2)	1,195	1,180	119	(206)	(2)	1,093
Total Assets	$17,538	$26,914	$(765)		$43,687	$16,677	$27,254	$(998)		$42,933
Liabilities and Equity
Debt	$5,230	$22,744	$(566)	(3)	$27,408	$4,499	$23,173	$(790)	(3)	$26,882
Financial payables from Iveco Group N.V.	3	66	—		69	4	58	—		62
Trade payables	2,270	157	(10)	(2)	2,417	2,123	176	(7)	(2)	2,292
Deferred tax liabilities	36	99	(99)	(4)	36	28	106	(106)	(4)	28
Pension, postretirement and other postemployment benefits	400	7	—		407	385	7	—		392
Derivative liabilities	62	45	(17)	(5)	90	101	63	(18)	(5)	146
Other liabilities	4,610	889	(73)	(2)	5,426	4,514	926	(77)	(2)	5,363
Total Liabilities	12,611	24,007	(765)		35,853	11,654	24,509	(998)		35,165
Redeemable noncontrolling interest	55	—	—		55	55	—	—		55
Equity	4,872	2,907	—		7,779	4,968	2,745	—		7,713
Total Liabilities and Equity	$17,538	$26,914	$(765)		$43,687	$16,677	$27,254	$(998)		$42,933
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
(4)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(5)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Supplemental Statements of Cash Flows
	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)(2)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$172	$177	$—		$349	$564	$209	$—		$773
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating lease	206	2	—		208	205	2	—		207
Depreciation and amortization expense of assets under operating lease	3	95	—		98	4	88	—		92
(Gain) loss from disposal of assets, net	—	—	—		—	7	—	—		7
Undistributed income of unconsolidated subsidiaries	140	(9)	(120)	(3)	11	77	(9)	(80)	(3)	(12)
Other non-cash items, net	33	150	—		183	38	92	—		130
Changes in operating assets and liabilities:
Provisions	(153)	—	—		(153)	104	1	—		105
Deferred income taxes	(11)	(19)	—		(30)	25	(49)	—		(24)
Trade and financing receivables related to sales, net	(63)	504	2	(4)	443	(118)	(14)	(4)	(4)	(136)
Inventories, net	(219)	168	—		(51)	(642)	147	—		(495)
Trade payables	16	(21)	(3)	(4)	(8)	(586)	(56)	4	(4)	(638)
Other assets and liabilities	(14)	(103)	1	(4)	(116)	(515)	(9)	—	(4)	(524)
Net cash provided (used) by operating activities	110	944	(120)		934	(837)	402	(80)		(515)
Cash Flows from Investing Activities
Additions to retail receivables	—	(3,701)	—		(3,701)	—	(3,861)	—		(3,861)
Collections of retail receivables	—	3,810	—		3,810	—	3,287	—		3,287
Proceeds from sale of assets, excluding assets sold under operating leases	—	—	—		—	1	—	—		1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease	(191)	(5)	—		(196)	(206)	—	—		(206)
Expenditures for assets under operating lease	—	(320)	—		(320)	(11)	(203)	—		(214)
Other, net	(448)	233	—		(215)	317	(252)	(1)		64
Net cash provided (used) by investing activities	(639)	17	—		(622)	101	(1,029)	(1)		(929)
Cash Flows from Financing Activities
Proceeds from long-term debt	900	5,368	—		6,268	1,746	7,008	—		8,754
Payments of long-term debt	(352)	(5,458)	—		(5,810)	(1,752)	(6,610)	—		(8,362)
Net increase (decrease) in other financial liabilities	(98)	(1,295)	—		(1,393)	159	(136)	—		23
Dividends paid	(321)	(120)	120	(3)	(321)	(594)	(80)	80	(3)	(594)
Purchase of treasury stock and other	(5)	—	—		(5)	(641)	(1)	1		(641)
Net cash provided (used) by financing activities	124	(1,505)	120		(1,261)	(1,082)	181	81		(820)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	185	45	—		230	(96)	(38)	—		(134)
Net increase (decrease) in cash and cash equivalents	(220)	(499)	—		(719)	(1,914)	(484)	—		(2,398)
Cash and cash equivalents, beginning of year	2,421	1,445	—		3,866	3,628	1,417	—		5,045
Cash and cash equivalents, end of period	$2,201	$946	$—		$3,147	$1,714	$933	$—		$2,647
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
C. LIQUIDITY AND CAPITAL RESOURCES
The following discussion of liquidity and capital resources principally focuses on our consolidated statement of cash flows and our consolidated statement of financial position. Our operations are capital-intensive and subject to seasonal variations in financing requirements for dealer receivables and dealer and company inventories. Whenever necessary, funds from operating activities are supplemented from external sources. CNH focuses on cash preservation and leveraging its good access to funding in order to maintain solid financial strength and liquidity.
Cash Flow Analysis
At June 30, 2025, Cash and cash equivalents and Restricted cash were $3,147 million, a decrease of $719 million from $3,866 million at December 31, 2024. The decline was primarily driven by a decrease in Financial Services debt mainly attributable to lower portfolio receivables, investments in fixed assets, and dividend payments, partially offset by changes in working capital.
At June 30, 2025, Cash and cash equivalents were $2,512 million ($3,191 million at December 31, 2024) and Restricted cash was $635 million ($675 million at December 31, 2024), respectively. Undrawn medium-term unsecured committed facilities were $5,925 million ($5,493 million at December 31, 2024). At June 30, 2025, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $9,266 million ($9,465 million at December 31, 2024). At June 30, 2025, this amount also included $194 million net financial receivables from Iveco Group ($106 million net financial receivables at December 31, 2024), consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash provided by operating activities in the six months ended June 30, 2025 totaled $934 million and primarily comprised the following elements:
▪$349 million net income;
▪plus $306 million in non-cash charges for depreciation and amortization ($208 million excluding equipment on operating leases);
▪plus change in working capital of $268 million;
▪plus $183 million in Other non-cash items;
▪less change in provisions of $153 million;
▪less change in deferred income taxes of $30 million.
In the six months ended June 30, 2024, net cash used in operating activities was $515 million primarily as a result of $1,793 million change in working capital and $24 million change in deferred income taxes, partially offset by $773 million in net income, $299 million in non-cash charges for depreciation and amortization and $105 million change in provisions.
Net Cash from Investing Activities
Net cash used in investing activities was $622 million in the six months ended June 30, 2025 and was primarily due to expenditures for assets under operating leases ($320 million) and expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases ($196 million).
Net cash used in investing activities was $929 million in the six months ended June 30, 2024 and was primarily due to net additions to retail receivables ($574 million), expenditures for assets under operating leases ($214 million), and expenditures for property, plant and equipment and intangible assets, excluding assets under operating lease ($206 million).
Net Cash from Financing Activities
Net cash used in financing activities was $1,261 million in the six months ended June 30, 2025 and was primarily due to a decrease to our Financial Services debt and dividend payments.
Net cash used in financing activities was $820 million in the six months ended June 30, 2024 and was primarily due to the share buyback program and dividends paid, partially offset by the $415 million increase in external borrowings to support working capital requirements and an increase to our Financial Services portfolio.

A summary of total debt as of June 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	June 30, 2025			December 31, 2024
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$4,210	$6,682	$10,892	$3,774	$6,022	$9,796
Asset-backed debt	—	11,463	11,463	—	11,965	11,965
Other debt	779	4,274	5,053	269	4,852	5,121
Intersegment debt	241	325	—	456	334	—
Total Debt	5,230	22,744	27,408	4,499	23,173	26,882
Financial payables to Iveco Group N.V.	3	66	69	4	58	62
Total Debt (including Financial payables to Iveco Group N.V.)	$5,233	$22,810	$27,477	$4,503	$23,231	$26,944

A summary of issued bonds outstanding as of June 30, 2025 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A.(1)	EUR	650	1.750%	September 12, 2025	762
CNH Industrial Finance Europe S.A.(1)	EUR	100	3.500%	November 12, 2025	117
CNH Industrial Finance Europe S.A.(1)	EUR	500	1.875%	January 19, 2026	586
CNH Industrial Finance Europe S.A.(1)	EUR	600	1.750%	March 25, 2027	703
CNH Industrial Finance Europe S.A.(1)	EUR	50	3.875%	April 21, 2028	59
CNH Industrial Finance Europe S.A.(1)	EUR	500	1.625%	July 3, 2029	586
CNH Industrial Finance Europe S.A.(1)	EUR	50	2.200%	July 15, 2039	59
CNH Industrial N.V.(2)	EUR	750	3.750%	June 11, 2031	879
Other Bonds:
CNH Industrial N.V.(3)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(41)
Total Industrial Activities					$4,210
Financial Services
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	500	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	500	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital Australia Pty Ltd.	AUD	675	4.700% 5.800%	2026/2028	440
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	293
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	293
CNH Industrial Capital Canada Ltd	CAD	300	4.000%	April 11, 2028	219
CNH Industrial Capital Canada Ltd	CAD	500	3.750%	June 5, 2029	366
CNH Industrial Capital Argentina S.A.	USD	129	0.000% 8.2500%	2025/2028	129
Banco CNH Industrial Capital S.A.	BRL	4,177	12.290% 18.630%	2025/2032	762
Hedging effects, bond premium/discount, and unamortized issuance costs					(20)
Total Financial Services					$6,682
(1)Bond listed on the regulated market of Euronext Dublin.
(2)Bond listed on the Global Exchange Market of Euronext Dublin.
(3)Bond listed on the New York Stock Exchange.

The calculation of Net Cash (Debt) as of June 30, 2025 and December 31, 2024 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Cash (Debt) are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Third-party (debt)	$(27,408)	$(26,882)	$(4,989)	$(4,043)	$(22,419)	$(22,839)
Intersegment notes payable	—	—	(241)	(456)	(325)	(334)
Financial payables to Iveco Group N.V.	(69)	(62)	(3)	(4)	(66)	(58)
Total Debt(1)	(27,477)	(26,944)	(5,233)	(4,503)	(22,810)	(23,231)
Cash and cash equivalents	2,512	3,191	2,106	2,332	406	859
Restricted cash	635	675	95	89	540	586
Intersegment notes receivable	—	—	325	334	241	456
Financial receivables from Iveco Group N.V.	263	168	174	50	89	118
Derivatives hedging debt	(2)	(37)	(20)	(29)	18	(8)
Net Cash (Debt)(2)	$(24,069)	$(22,947)	$(2,553)	$(1,727)	$(21,516)	$(21,220)
(1)Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $241 million and $456 million as of June 30, 2025 and December 31, 2024, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $325 million and $334 million as of June 30, 2025 and December 31, 2024, respectively.
(2)The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $(84) million and $122 million as of June 30, 2025 and December 31, 2024, respectively.
Excluding negative exchange rate differences of $1,292 million, Net (Debt) at June 30, 2025 decreased by $170 million compared to December 31, 2024, mainly due to a decrease in Financial Services debt, attributable to lower portfolio receivables.
Available committed unsecured facilities expiring after twelve months amounted to approximately $5.9 billion at June 30, 2025 ($5.5 billion at December 31, 2024). Total committed asset-backed facilities expiring after twelve months amounted to approximately $3.4 billion at June 30, 2025 ($3.7 billion at December 31, 2024), of which $3.2 billion was utilized at June 30, 2025 ($3.1 billion at December 31, 2024 was utilized).
With the liquidity position at the end of June 2025 and the demonstrated access to the financial markets, CNH believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
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
At June 30, 2025, the Company was in compliance with all covenants in the credit agreement.
Please refer to "Note 10: Debt" in our 2024 Form 10-K for more information related to our debt and credit facilities.
Contingencies
As a global company with a diverse business portfolio, CNH is exposed to numerous legal risks, including legal proceedings, claims and governmental investigations, particularly in the areas of product liability (including asbestos-related liability), product performance, emissions and fuel economy, retail and wholesale credit, competition and antitrust law, intellectual property matters (including patent infringement), disputes with dealers and suppliers and service providers, environmental risks, and tax and employment matters. For more information, please refer to the information presented in "Note 16: Commitments and Contingencies" to our consolidated financial statements.

The Company has been responding to subpoenas issued by the Securities and Exchange Commission (the "SEC") requesting information and documents relating to our revenue recognition and sales practices. The Company has been cooperating with the SEC's inquiry and provided responsive documents and information. On July 25, 2025, the Company was notified by the SEC Staff that it had concluded its inquiry and did not intend to recommend any enforcement action to the Commission.
SAFE HARBOR STATEMENT
This Quarterly Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations and products, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH and its subsidiaries on a standalone basis. These statements may include terminology such as "may", "will", "expect", "could", "should", "intend", "estimate", "anticipate", "believe", "outlook", "continue", "remain", "on track", "design", "target", "objective", "goal", "forecast", "projection", "prospects", "plan", or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and other protective measures and the related impact on cost and prices, which could consequently affect demand of our products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside CNH's control. CNH expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this document to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.
Further information concerning CNH, including factors that potentially could materially affect its financial results, is included in the Company's reports and filings with the U.S. SEC.

All future written and oral forward-looking statements by CNH or persons acting on behalf of CNH are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.
Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company's filings with the SEC (including, but not limited to, the factors discussed in our 2024 Annual Report and subsequent quarterly reports).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II, Item 7A of our 2024 Annual Report. There has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2025.
Material Weakness in Internal Control over Financial Reporting – Inventory Management
In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting that remains unremediated as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness relates to deficiencies in the operating effectiveness of internal controls related to the existence and completeness of raw material and work-in-process inventory.
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
Changes in Internal Control over Financial Reporting
As described above, the Company has taken steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See "Note 16: Commitments and Contingencies" to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K ( Part I, Item 1A) for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q (Part II, Item 1A) for the quarter ended March 31, 2025. The risks described in those reports, and in the "Safe Harbor Statement" within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2024, the Company's Board of Directors authorized a $500 million share buyback program under which the Company may repurchase its common shares in the open market or through privately negotiated or other transactions, including at the Company's election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
The Company did not purchase any of its common shares under its buyback programs during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
4/1/2025 - 4/30/2025	—	—	344,690,505
5/1/2025 - 5/31/2025	—	—	344,690,505
6/1/2025 - 6/30/2025	—	—	344,690,505
Total	—		344,690,505
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

10.1*
Executive Employment Agreement with James A.J. Nickolas (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on April 10,2025 (File No. 001-36085) and incorporated herein by reference).

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
* Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

/s/ JAMES A.J. NICKOLAS
James A.J. Nickolas
Chief Financial Officer
August 4, 2025