Form 10-Q
period 2025-09-30
CNH Industrial N.V.
filed 2025-11-07
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At September 30, 2025, 1,246,404,668 common shares, par value €0.01 per share, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2025 and December 31, 2024
(Unaudited)

(in millions of dollars)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,303	$3,191
Restricted cash	653	675
Trade receivables, net	196	125
Financing receivables, net	23,001	23,085
Financial receivables from Iveco Group N.V.	262	168
Inventories, net	5,353	4,776
Property, plant and equipment, net	2,183	1,936
Investments in unconsolidated subsidiaries and affiliates	508	490
Equipment under operating leases	1,549	1,466
Goodwill	3,613	3,584
Other intangible assets, net	1,187	1,221
Deferred tax assets	1,018	927
Derivative assets	155	196
Other assets	1,277	1,093
Total Assets	$43,258	$42,933
Liabilities and Equity
Debt	$27,128	$26,882
Financial payables to Iveco Group N.V.	38	62
Trade payables	2,277	2,292
Deferred tax liabilities	33	28
Pension, postretirement and other postemployment benefits	412	392
Derivative liabilities	93	146
Other liabilities	5,440	5,363
Total Liabilities	35,421	35,165
Redeemable noncontrolling interest	60	55
Common shares, €0.01, par value; outstanding 1,246,404,668 common shares and 370,457,350 loyalty program special voting shares at 09/30/2025; and outstanding 1,248,023,791 common shares and 370,994,305 loyalty program special voting shares at 12/31/2024	25	25
Treasury stock, at cost; 117,995,528 shares at 09/30/2025 and 116,376,405 at 12/31/2024	(1,392)	(1,386)
Additional paid-in capital	1,388	1,415
Retained earnings	10,420	10,309
Accumulated other comprehensive income (loss)	(2,709)	(2,712)
Noncontrolling interests	45	62
Total Equity	7,777	7,713
Total Liabilities and Equity	$43,258	$42,933

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars and shares, except per share amounts)	2025	2024	2025	2024
Revenues
Net sales	$3,702	$3,997	$10,895	$12,931
Finance, interest and other income	697	657	2,043	2,029
Total Revenues	4,399	4,654	12,938	14,960
Costs and Expenses
Cost of goods sold	2,995	3,130	8,756	10,027
Selling, general and administrative expenses	549	426	1,413	1,298
Research and development expenses	281	221	683	686
Restructuring expenses	3	12	14	94
Interest expense	378	378	1,100	1,190
Other, net	142	127	484	449
Total Costs and Expenses	4,348	4,294	12,450	13,744
Income of Consolidated Group before Income Taxes	51	360	488	1,216
Income tax expense	(1)	(75)	(124)	(247)
Equity in income of unconsolidated subsidiaries and affiliates	17	25	52	114
Net income	67	310	416	1,083
Net income (loss) attributable to noncontrolling interests	(13)	4	(8)	10
Net income attributable to CNH Industrial N.V.	$80	$306	$424	$1,073

Earnings per share attributable to common shareholders
Basic	$0.06	$0.24	$0.34	$0.85
Diluted	$0.06	$0.24	$0.34	$0.85
Weighted average shares outstanding
Basic	1,250	1,251	1,249	1,255
Diluted	1,253	1,254	1,253	1,262

Cash dividends declared per common share	$—	$—	$0.250	$0.470

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2025	2024	2025	2024
Net income	$67	$310	$416	$1,083
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(37)	21	(28)	72
Changes in retirement plans' funded status	(1)	1	(6)	—
Foreign currency translation	15	(35)	15	(255)
Share of other comprehensive income (loss) of entities using the equity method	(1)	12	27	(8)
Other comprehensive income (loss), net of tax	(24)	(1)	8	(191)
Comprehensive income (loss)	43	309	424	892
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	8	(4)	14
Comprehensive income (loss) attributable to CNH Industrial N.V.	$59	$301	$428	$878

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2025	2024
Cash Flows from Operating Activities
Net Income (loss)	$416	$1,083
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	318	315
Depreciation and amortization expense of assets under operating leases	147	139
(Gain) loss on disposal of assets	(3)	7
Undistributed (income) loss of unconsolidated subsidiaries	2	(31)
Other non-cash items	392	276
Changes in operating assets and liabilities:
Provisions	(212)	52
Deferred income taxes	9	(31)
Trade and financing receivables related to sales, net	948	482
Inventories, net	(92)	(256)
Trade payables	(161)	(1,217)
Other assets and liabilities	(171)	(543)
Net cash provided (used) by operating activities	1,593	276
Cash Flows from Investing Activities
Additions to retail receivables	(5,605)	(5,917)
Collections of retail receivables	5,575	4,840
Proceeds from sale of assets, excluding assets under operating leases	7	1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(330)	(330)
Expenditures for assets under operating leases	(456)	(381)
Other, net	(279)	10
Net cash provided (used) by investing activities	(1,088)	(1,777)
Cash Flows from Financing Activities
Proceeds from long-term debt	10,092	13,094
Payments of long-term debt	(9,359)	(12,209)
Net increase (decrease) in other financial liabilities	(1,990)	(592)
Dividends paid	(322)	(600)
Purchase of treasury stock	(55)	(689)
Net cash provided (used) by financing activities	(1,634)	(996)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	219	(98)
Net increase (decrease) in cash, cash equivalents and restricted cash	(910)	(2,595)
Cash, cash equivalents and restricted cash, beginning of year	3,866	5,045
Cash, cash equivalents and restricted cash, end of period	$2,956	$2,450

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,303	$1,801
Restricted cash	653	649
Total cash, cash equivalents and restricted cash	$2,956	$2,450

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2025
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2024	$25	$(1,386)	$1,415	$10,309	$(2,712)	$62	$7,713	$55
Net income (loss)	—	—	—	131	—	(2)	129	3
Other comprehensive income (loss), net of tax	—	—	—	—	57	3	60	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(5)	—	—	—	—	(5)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	26	(26)	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	5	—
Other changes	—	—	—	—	—	—	—	—
Balance at March 31, 2025	25	(1,365)	1,394	10,440	(2,655)	63	7,902	57
Net income (loss)	—	—	—	213	—	(1)	212	5
Other comprehensive income (loss), net of tax	—	—	—	—	(32)	4	(28)	—
Dividends paid	—	—	—	(313)	—	—	(313)	(7)
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	22	(22)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	—	(1)	—	—	—	(1)	—
Balance at June 30, 2025	25	(1,343)	1,378	10,340	(2,687)	66	7,779	55
Net income (loss)	—	—	—	80	—	(19)	61	6
Other comprehensive income (loss), net of tax	—	—	—	—	(22)	(2)	(24)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(50)	—	—	—	—	(50)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	—	1	—	—	—	1	—
Balance September 30, 2025	$25	$(1,392)	$1,388	$10,420	$(2,709)	$45	$7,777	$60

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2024
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2023	$25	$(865)	$1,578	$9,654	$(2,362)	$66	$8,096	$54
Net income (loss)	—	—	—	368	—	(3)	365	4
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	—	(49)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(581)	—	—	—	—	(581)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	173	(173)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	(3)	—	—	—	—	(3)	—
Balance at March 31, 2024	25	(1,276)	1,415	10,022	(2,411)	63	7,838	57
Net income (loss)	—	—	—	399	—	—	399	5
Other comprehensive income (loss), net of tax	—	—	—	—	(141)	—	(141)	—
Dividends paid	—	—	—	(591)	—	—	(591)	(2)
Acquisition of treasury stock	—	(60)	—	—	—	—	(60)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	(1)	(1)	—	—	1	(1)	—
Balance at June 30, 2024	25	(1,317)	1,401	9,830	(2,552)	64	7,451	60
Net income (loss)	—	—	—	306	—	—	306	4
Other comprehensive income (loss), net of tax	—	—	—	—	(5)	4	(1)	—
Dividends paid	—	—	—	—	—	—	—	(7)
Acquisition of treasury stock	—	(48)	—	—	—	—	(48)	—
Common shares issued from treasury stock and capital increase for share-based compensation	—	(6)	6	—	—	—	—	—
Share-based compensation expense	—	—	1	—	—	—	1	—
Other changes	—	(5)	7	—	—	1	3	—
Balance September 30, 2024	$25	$(1,376)	$1,415	$10,136	$(2,557)	$69	$7,712	$57

See accompanying notes to the consolidated financial statements

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
CNH Industrial N.V. ("CNH" or the "Company") is incorporated in, and under the laws of, the Netherlands. CNH is a leading company in the capital goods sector that designs, produces and sells agricultural and construction equipment. In addition, CNH's Financial Services segment offers an array of financial products and services. In addition, CNH's Financial Services segment offers a range of financial products and services, including retail financing for the purchase or lease of new and used equipment from CNH and other manufacturers. The segment also offers additional retail financing programs and wholesale financing options to support its dealer network.
CNH has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include CNH Industrial N.V. and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars and unless otherwise indicated, all financial data set forth in these consolidated financial statements are expressed in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been reflected in these consolidated financial statements. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related accompanying notes and disclosures. Significant uncertainties, including persistent inflation, increased tariffs and other trade restrictions and other geopolitical events may impact the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rates and other assumptions for pension and other postretirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period during which the events or circumstances giving rise to such changes occur.
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•EMEA: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Türkiye, Uzbekistan, Pakistan, the African continent, and the Middle East;
•South America: Central and South America, and the Caribbean Islands; and
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia and Oceania.

2. NEW ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
Accounting for Internal-Use Software
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages. Under this standard, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments in this update should be applied prospectively. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Business Combinations and Consolidations
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topics 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for interim reporting periods and fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the amendments in this update should be applied prospectively to acquisitions after the adoption date. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity's expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its disclosures in the consolidated financial statements.
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

Disclosure Improvements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC with the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material effect on its financial statements and related disclosures.
3. REVENUE
The following table summarizes revenues for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Agriculture	$2,963	$3,310	$8,792	$10,596
Construction	739	687	2,103	2,335
Total Industrial Activities	3,702	3,997	10,895	12,931
Financial Services	684	659	2,020	2,031
Eliminations and other	13	(2)	23	(2)
Total Revenues	$4,399	$4,654	$12,938	$14,960
The following table disaggregates revenues by major source for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from:
Sales of goods	$3,687	$3,986	$10,857	$12,895
Rendering of services and other revenues	15	11	38	36
Revenues from sales of goods and services	3,702	3,997	10,895	12,931
Finance and interest income	555	519	1,596	1,603
Rents and other income on operating lease	142	138	447	426
Finance, interest and other income	697	657	2,043	2,029
Total Revenues	$4,399	$4,654	$12,938	$14,960
Contract liabilities recorded in "Other liabilities" were $112 million and $72 million at September 30, 2025 and December 31, 2024, respectively. Contract liabilities primarily relate to extended warranties. During the three and nine months ended September 30, 2025, revenues included $5 million and $14 million, respectively, relating to contract liabilities outstanding at the beginning of each period. During the three and nine months ended September 30, 2024 revenues included $4 million and $13 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $112 million (approximately $72 million at December 31, 2024). CNH expects to recognize revenue on approximately 30% and 85% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 30% and 90% as of December 31, 2024, respectively).
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

	September 30, 2025	December 31, 2024
Restricted cash	$541	$585
Financing receivables	10,696	10,831
Total Assets	$11,237	$11,416
Debt	$10,286	$10,577
Total Liabilities	$10,286	$10,577
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
A reconciliation of basic and diluted earnings per share is as follows (in millions of dollars and shares, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS attributable to common shareholders
Net income (loss) attributable to CNH Industrial N.V.	$80	$306	$424	$1,073
Weighted average common shares outstanding—basic	1,250	1,251	1,249	1,255
Basic earnings (loss) per share	$0.06	$0.24	$0.34	$0.85
Diluted EPS attributable to common shareholders
Weighted average common shares outstanding—basic	1,250	1,251	1,249	1,255
Dilutive effect of stock compensation plans(1)	3	3	4	7
Weighted average common shares outstanding—diluted	1,253	1,254	1,253	1,262
Diluted earnings (loss) per share	$0.06	$0.24	$0.34	$0.85
(1)For the three and nine months ended September 30, 2025, no shares were excluded from the computation of diluted earnings per share as all shares were dilutive. For the three and nine months ended September 30, 2024, 118,000 and 26,000 shares, respectively, were excluded from the computation of diluted earnings per share due to an anti-dilutive impact.

6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of net periodic benefit cost of CNH's defined benefit pension plans and postretirement health and life insurance plans for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$2	$2	$1	$1	$1	$2
Interest cost	13	13	2	2	1	1
Expected return on assets	(12)	(13)	(1)	(2)	—	—
Amortization of:
Prior service credit	—	—	(5)	(7)	—	—
Actuarial loss (gain)	5	6	1	1	—	—
Net periodic benefit cost	$8	$8	$(2)	$(5)	$2	$3

	Pension		Healthcare		Other
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$6	$7	$2	$2	$3	$4
Interest cost	40	39	7	6	2	3
Expected return on assets	(37)	(40)	(3)	(3)	—	—
Amortization of:
Prior service credit	1	—	(15)	(19)	—	—
Actuarial loss (gain)	15	17	2	1	(1)	(1)
Net periodic benefit cost	$25	$23	$(7)	$(13)	$4	$6
In 2021, CNH communicated plan changes for the U.S. retiree medical plan. The plan changes resulted in a reduction of the plan liability of $101 million. This amount will be amortized from other comprehensive income to the income statement over approximately 4 years, which represents the average service period to attain eligibility conditions for active participants. For the three and nine months ended September 30, 2025 and 2024, $6 million and $18 million of amortization was recorded as a pre-tax gain in "Other, net", respectively.
7. INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 and 2024 was 2.0% and 20.8%, respectively. The decrease in the 2025 effective tax rate was primarily due to geographic income mix and discrete items, including favorable provision-to-return adjustments and other one-time items.
The effective tax rate for the nine months ended September 30, 2025 and 2024 was 25.4% and 20.3%, respectively. The increase in the 2025 effective tax rate was due to geographic income mix and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly inflationary economy. The 2024 effective tax rate declined due to discrete tax benefits, including the impact of highly inflationary accounting and tax-related inflation adjustments in Argentina.
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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and does not expect the tax impacts of the legislation to have a material impact on the Company’s financial results during 2025.
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
With reference to the Agriculture and Construction segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects the Agriculture and Construction segments' profitability. Adjusted EBIT of the Agriculture and Construction segments is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities' segments interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other postemployment benefit costs, restructuring expenses, and certain non-recurring and unallocated items. In particular, non-

recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
With reference to Financial Services, the CODM assesses segment performance and makes decisions about resource allocation based on Income before income taxes.
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
The following tables include reported segment revenue and income, significant segment expenses and other significant items considered in the calculation of Adjusted EBIT for Industrial Activities and Income before income taxes for Financial Services, for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended September 30, 2025
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$2,963	$739	$—
Finance, interest and other income	—	—	684
Total Revenues	2,963	739	684
Cost of goods sold	(2,352)	(632)	—
Selling, general and administrative expenses(2)	(280)	(66)	(168)
Research and development expenses	(205)	(27)	—
Interest expense (Financial Services)	—	—	(339)
Restructuring Expenses (Financial Services)	—	—	1
Other, net (Financial Services)	—	—	(122)
Equity in income of joint ventures	11	—	6
Adjusted EBIT [A]	137	14	n/a
Income before income taxes [B]	n/a	n/a	62
Segment Profit/(loss) [C=A+B]				$213
Interest income/(expenses), net (excluding Financial Services)				$(26)
Restructuring expenses (Industrial Activities)				(4)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(5)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				(4)
Unallocated amounts(4)				(47)
Discrete items excluded from Segments(5)				(59)
Income tax expense				(1)
Net income (loss)				$67

	Three Months Ended September 30, 2024
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$3,310	$687	$—
Finance, interest and other income	—	—	659
Total Revenues	3,310	687	659
Cost of goods sold	(2,558)	(573)	—
Selling, general and administrative expenses(2)	(237)	(52)	(113)
Research and development expenses	(199)	(22)	—
Interest expense (Financial Services)	—	—	(344)
Restructuring expenses (Financial Services)	—	—	—
Other, net (Financial Services)	—	—	(116)
Equity in income of joint ventures	20	—	5
Adjusted EBIT [A]	336	40	n/a
Income before income taxes [B]	n/a	n/a	91
Segment Profit/(loss) [C=A+B]				$467
Interest income/(expenses), net (excluding Financial Services)				$(36)
Restructuring expenses (Industrial Activities)				(12)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(8)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				—
Unallocated amounts(4)				(40)
Discrete items excluded from Segments(5)				14
Income tax expense				(75)
Net income (loss)				$310

	Nine Months Ended September 30, 2025
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$8,792	$2,103	$—
Finance, interest and other income	—	—	2,020
Total Revenues	8,792	2,103	2,020
Cost of goods sold	(6,958)	(1,787)	—
Selling, general and administrative expenses(2)	(770)	(181)	(363)
Research and development expenses	(562)	(72)	—
Interest expense (Financial Services)	—	—	(1,000)
Restructuring expenses (Financial Services)	—	—	1
Other, net (Financial Services)	—	—	(381)
Equity in income of joint ventures	37	—	15
Adjusted EBIT [A]	539	63	n/a
Income before income taxes [B]	n/a	n/a	292
Segment Profit/(loss) [C=A+B]				$894
Interest income/(expenses), net (excluding Financial Services)				$(77)
Restructuring expenses (Industrial Activities)				(15)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(19)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				(11)
Unallocated amounts(4)				(173)
Discrete items excluded from Segments(5)				(59)
Income tax expense				(124)
Net income (loss)				$416

	Nine Months Ended September 30, 2024
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$10,596	$2,335	$—
Finance, interest and other income	—	—	2,031
Total Revenues	10,596	2,335	2,031
Cost of goods sold	(8,086)	(1,942)	—
Selling, general and administrative expenses(2)	(767)	(173)	(269)
Research and development expenses	(617)	(69)	—
Interest expense (Financial Services)	—	—	(1,078)
Restructuring expenses (Financial Services)	—	—	(1)
Other, net (Financial Services)	—	—	(355)
Equity in income of joint ventures	100	—	14
Adjusted EBIT [A]	1,226	151	n/a
Income before income taxes [B]	n/a	n/a	342
Segment Profit/(loss) [C=A+B]				$1,719
Interest income/(expenses), net (excluding Financial Services)				$(114)
Restructuring expenses (Industrial Activities)				(93)
Foreign exchange (gains) losses, net (Agriculture & Construction)				(12)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				(2)
Unallocated amounts(4)				(167)
Discrete items excluded from Segments(5)				(1)
Income tax expense				(247)
Net income (loss)				$1,083
(1)For Financial Services, the CODM uses Income before income taxes as the measure to allocate resources and assess segment performance.
(2)This item included risk costs for the Financial Services segment of $132 million and $263 million for the three and nine months ended September 30, 2025, respectively, and $81 million and $173 million for the three and nine months ended September 30, 2024.
(3)For the three and nine months ended September 30, 2025 and 2024, this item included a pre-tax gain of $6 million and $18 million, respectively, resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(4)Unallocated amounts include certain corporate costs and other operating expenses and incomes not allocated to segments' results.
(5)For the three and nine months ended September 30, 2025, this item includes a $49 million impairment charge related to Bennamann in-process research and development ("IPR&D") and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor. In the three and nine months ended September 30, 2024, this item includes a $14 million gain for a fair value adjustment related to an investment in unconsolidated subsidiary. For the nine months ended September 30, 2024 this was offset by a $15 million loss on the sale of certain non-core product lines.
There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.

The following tables summarize additional operating segment information (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Agriculture	$2,963	$3,310	$8,792	$10,596
Construction	739	687	2,103	2,335
Net sales	3,702	3,997	10,895	12,931
Financial Services	684	659	2,020	2,031
Eliminations and other	13	(2)	23	(2)
Total Revenues	$4,399	$4,654	$12,938	$14,960
Depreciation and amortization(1)
Agriculture	$94	$94	$274	$276
Construction	14	12	39	34
Other activities and adjustments	—	1	1	2
Depreciation and amortization of Industrial Activities	108	107	314	312
Financial Services	2	1	4	3
Total Depreciation and amortization	$110	$108	$318	$315
Expenditures for long-lived assets(2)
Agriculture	$114	$108	$279	$287
Construction	16	14	42	40
Other activities	—	1	—	2
Expenditures for long-lived assets of Industrial Activities	130	123	321	329
Financial Services	4	1	9	1
Total Expenditures for long-lived assets	$134	$124	$330	$330
(1)Excluding equipment on operating leases.
(2)Excluding equipment on operating leases and right-of-use assets.

	September 30, 2025	December 31, 2024
Inventory
Agriculture	$4,178	$3,730
Construction	1,095	983
Financial Services	80	63
Total Inventory	$5,353	$4,776
Equity Method Investments
Agriculture	$266	$284
Financial Services	151	119
Total Equity Method Investments	$417	$403

9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of September 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	September 30, 2025	December 31, 2024
Retail	$14,744	$14,297
Wholesale	8,207	8,749
Other	50	39
Total	$23,001	$23,085
Included in the financing receivables balance at September 30, 2025 and December 31, 2024 is unearned finance income and unamortized deferred fees and costs of $573 million and $533 million, respectively, and allowance for credit losses of $628 million and $424 million, respectively.
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
Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. Financial Services is compensated by Industrial Activities for providing the "interest-free" period based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in the three or six months ended September 30, 2025 and 2024 relating to the termination of dealer contracts.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At September 30, 2025 and December 31, 2024, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	September 30, 2025	December 31, 2024
Retail	$8,429	$8,692
Wholesale	4,835	5,246
Total	$13,264	$13,938
Allowance for Credit Losses
Allowance for credit losses for the three and nine months ended September 30, 2025 and 2024 is as follows (in millions of dollars):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Retail	Wholesale	Retail	Wholesale
Balance at beginning of period	$489	$51	$376	$48
Provision	129	3	260	3
Charge-offs	(70)	(1)	(130)	(2)
Recoveries	14	—	21	1
Foreign currency translation and other	12	1	47	4
Balance at end of period	$574	$54	$574	$54

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Retail	Wholesale	Retail	Wholesale
Balance at beginning of period	$322	$51	$310	$53
Provision	83	(2)	173	—
Charge-offs	(14)	(5)	(67)	(6)
Recoveries	5	3	6	3
Foreign currency translation and other	4	2	(22)	(1)
Balance at end of period	$400	$49	$400	$49
As of September 30, 2025, the allowance for credit losses included an increase in retail reserves of $154 million for Brazil as compared to September 30, 2024. This increase reflects Brazilian market conditions, primarily related to current crop prices, flooding and drought events. CNH plans to continue updating the macroeconomic factors in future periods, as warranted. The allowance for credit losses is included in "Selling, general and administrative" expenses.
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Accrued interest is charged off to interest income. Interest income charged-off was not material for the three and nine months ended September 30, 2025.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/nonperforming information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge-offs by vintage, net of allowance for credit losses, as of September 30, 2025 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2025					$3,456	$6	$3,462	$5
2024					2,963	10	2,973	11
2023					1,541	7	1,548	17
2022					842	3	845	8
2021					480	3	483	3
Prior to 2021					124	2	126	5
Total	52	2	54	9,352	9,406	31	9,437	49
South America
2025					832	2	834	—
2024					1,194	42	1,236	2
2023					964	79	1,043	21
2022					386	46	432	39
2021					192	13	205	12
Prior to 2021					86	6	92	5
Total	72	46	118	3,536	3,654	188	3,842	79
Asia Pacific
2025					412	—	412	—
2024					454	1	455	—
2023					303	2	305	—
2022					184	1	185	—
2021					72	—	72	1
Prior to 2021					18	—	18	1
Total	6	4	10	1,433	1,443	4	1,447	2
EMEA	—	—	—	7	7	11	18	—
Total Retail	$130	$52	$182	$14,328	$14,510	$234	$14,744	$130
Wholesale
North America	$—	$—	$—	$4,365	$4,365	$24	$4,389	$—
South America	2	—	2	993	995	1	996	—
Asia Pacific	2	2	4	894	898	—	898	2
EMEA	3	—	3	1,921	1,924	—	1,924	—
Total Wholesale	$7	$2	$9	$8,173	$8,182	$25	$8,207	$2

The aging of financing receivables and charge-offs by vintage, net of allowance for credit losses, as of December 31, 2024 is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2024					$4,485	$5	$4,490	$5
2023					2,145	6	2,151	12
2022					1,421	4	1,425	9
2021					766	2	768	5
2020					249	1	250	3
Prior to 2020					58	1	59	3
Total	64	4	68	9,056	9,124	19	9,143	37
South America
2024					1,400	5	1,405	—
2023					1,255	26	1,281	2
2022					518	26	544	24
2021					287	8	295	12
2020					127	2	129	4
Prior to 2020					65	1	66	3
Total	29	1	30	3,622	3,652	68	3,720	45
Asia Pacific
2024					563	—	563	—
2023					402	1	403	1
2022					276	1	277	1
2021					129	—	129	1
2020					41	—	41	2
Prior to 2020					3	—	3	2
Total	4	3	7	1,407	1,414	2	1,416	7
EMEA	—	—	—	11	11	7	18	—
Total Retail	$97	$8	$105	$14,096	$14,201	$96	$14,297	$89
Wholesale
North America	$—	$—	$—	$4,817	$4,817	$23	$4,840	$—
South America	—	—	—	1,048	1,048	—	1,048	—
Asia Pacific	2	1	3	883	886	1	887	2
EMEA	7	—	7	1,967	1,974	—	1,974	5
Total Wholesale	$9	$1	$10	$8,715	$8,725	$24	$8,749	$7
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
As of September 30, 2025 and December 31, 2024, modifications of CNH's retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months ended September 30, 2025 and December 31, 2024 were not significant.

Due to conditions in the Brazilian market, including crop prices and extreme weather events like flooding and drought, CNH has offered payment refinancing to certain South American customers. These refinancings are not deemed to be modifications as they are insignificant adjustments to the contract. To qualify, customers must make partial payments on their outstanding installments. As of September 30, 2025, $110 million of installments were refinanced relating to $480 million of retail Agricultural receivables in South America. As of December 31, 2024, $95 million of installments were refinanced relating to $380 million of retail Agricultural receivables in South America. As of September 30, 2025, these refinancings demonstrated a higher delinquency rate, specifically those greater than 90 days past due, compared to non-refinanced receivables within the portfolio. CNH has taken this into account when provisioning for credit losses.
10. INVENTORIES
Inventories as of September 30, 2025 and December 31, 2024 consist of the following (in millions of dollars):

	September 30, 2025	December 31, 2024
Raw materials	$1,453	$1,372
Work-in-process	570	384
Finished goods	3,330	3,020
Total inventories	$5,353	$4,776
11. LEASES
Lessee
The Company's leases are primarily operating lease contracts for buildings, plant and machinery, vehicles, information technology ("IT") equipment and machinery.
Leases with a term of 12 months or less are not recorded in the balance sheet. For these leases the Company recognized, on a straight-line basis over the lease term, lease expenses of $2 million and $1 million in the three months ended September 30, 2025 and 2024, respectively and $3 million and $4 million in the nine months ended September 30, 2025 and 2024.
For long-term leases recorded on the balance sheet, the Company incurred operating lease expenses of $29 million and $27 million in the three months ended September 30, 2025 and 2024, respectively and $81 million and $78 million in the nine months ended September 30, 2025 and 2024.
At September 30, 2025, the Company has recorded approximately $280 million of right-of-use assets and $287 million of related lease liability included in "Other assets" and "Other liabilities", respectively. At September 30, 2025, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 4.7 years and 4.6%, respectively. At September 30, 2024, the Company has recorded approximately $295 million of right-of-use assets and $302 million of related lease liability included in "Other assets" and "Other liabilities", respectively. At September 30, 2024, the weighted average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted average discount rate for operating leases were 5.2 years and 4.6%, respectively.
During the nine months ended September 30, 2025 and 2024, leased assets obtained in exchange for operating lease obligations were $64 million and $66 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $80 million and $75 million as of September 30, 2025 and 2024, respectively.
Lessor
The Company, primarily through its Financial Services segment, leases equipment to retail customers under operating leases. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. Revenue for non-lease components is accounted for separately.

12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
A summary of investments in unconsolidated subsidiaries and affiliates as of September 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	September 30, 2025	December 31, 2024
Equity method	$417	$403
Other investments, at carrying value	91	87
Total	$508	$490
13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at December 31, 2024	$3,402	$44	$138	$3,584
Foreign currency translation and other	22	6	1	29
Balance at September 30, 2025	$3,424	$50	$139	$3,613
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
As of September 30, 2025 and December 31, 2024, the Company's other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		September 30, 2025			December 31, 2024
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$218	$204	$14	$218	$203	$15
Patents, concessions, licenses and other	5-25	936	589	347	938	573	365
Capitalized software	2-5	1,324	1,079	245	1,159	910	249
		2,478	1,872	606	2,315	1,686	629
Other intangible assets not subject to amortization:
In-process research and development		154	—	154	198	—	198
Software in-progress		155	—	155	121	—	121
Trademarks		272	—	272	273	—	273
Total other intangible assets		$3,059	$1,872	$1,187	$2,907	$1,686	$1,221
During the third quarter of 2025, the Company recorded a $48 million impairment charge related to IPR&D assets from the 2023 Bennamann acquisition. These assets relate to technologies that capture methane emissions from livestock waste and convert them into better-than-zero-carbon biofuel. The impairment charge was primarily due to reduced projected cash flows following a narrowing of strategic focus to the cleaning and upgrading of methane waste. Fair value was determined using the Income Approach, based on a discounted cash flow analysis incorporating revised management projections. Following the impairment, the carrying value of the Bennamann IPR&D asset was $6.7 million. The impairment charge is included in "Research and development expenses" in the Consolidated Statement of Operations. In the Consolidated Statement of Cash Flows the impairment charge is included in "Other non-cash items" within Operating Activities.
CNH recorded amortization expense of $43 million and $48 million for the three months ended September 30, 2025 and 2024, respectively, and $127 million and $139 million for the nine months ended September 30, 2025 and 2024.

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
As of September 30, 2025 and December 31, 2024, $115 million and $79 million of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF programs. These balances are included within "Trade payables" in our consolidated balance sheets and are reflected as cash flows from operating activities in our consolidated statements of cash flows when settled.
15. OTHER LIABILITIES
A summary of "Other liabilities" as of September 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	September 30, 2025	December 31, 2024
Warranty and campaign programs	$659	$633
Marketing and sales incentive programs	1,973	2,075
Tax payables	228	243
Accrued expenses and deferred income	932	917
Accrued employee benefits	444	376
Lease liabilities	287	282
Legal reserves and other provisions	411	390
Contract liabilities	112	72
Restructuring reserve	27	30
Other	367	345
Total	$5,440	$5,363
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of recorded activity for the three and nine months ended September 30, 2025 and 2024, for the basic warranty and accruals for campaign programs are as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$668	$637	$633	$610
Current year additions	133	130	411	455
Claims paid	(142)	(143)	(421)	(423)
Currency translation adjustment and other	—	13	36	(5)
Balance at end of period	$659	$637	$659	$637
Restructuring Expenses
The Company incurred restructuring expenses of $3 million and $12 million during the three months ended September 30, 2025 and 2024, respectively, and $14 million and $94 million during the nine months ended September 30, 2025 and 2024 primarily due to employee separation costs.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period that could exceed 30 years for some sites. As of September 30, 2025 and December 31, 2024, environmental reserves of approximately $24 million and $21 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.
Other Litigation and Investigations
Follow-up on Damages Claims: In 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the "Commission") into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the "Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the Demerger, CNH cannot be excluded from current and future follow-on proceedings originating from the Decision because under EU competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of any damages paid by CNH to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of Iveco, IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote and at this time, is unable to reasonably estimate any potential losses.
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
SEC Subpoenas: The Company responded to subpoenas issued by the SEC requesting information and documents relating to our revenue recognition and sales practices. The Company cooperated with the SEC's inquiry and provided responsive documents and information. On July 25, 2025, the Company was notified by the SEC Staff that it had concluded its inquiry and did not intend to recommend any enforcement action to the Commission.
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of September 30, 2025 and December 31, 2024 totaling $113 million and $54 million, respectively.
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
Fair Value Hierarchy
The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:
•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
Foreign Exchange Derivatives
CNH has entered into foreign exchange forward contracts and swaps in order to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income/(loss) and recognized in earnings when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant for the three and nine months ended September 30, 2025 and 2024.
CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in "Other, net" and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's foreign exchange derivatives was $4.3 billion and $4.2 billion at September 30, 2025 and December 31, 2024, respectively.
Interest Rate Derivatives
CNH has entered into interest rate derivatives (swaps and caps) in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in "Accumulated other comprehensive income (loss)" and recognized in "Interest expense" over the period in which CNH recognizes interest expense on the related debt.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH's committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three and nine months ended September 30, 2025 and 2024.
All of CNH's interest rate derivatives outstanding as of September 30, 2025 and December 31, 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's interest rate derivatives was approximately $9.4 billion at September 30, 2025 and $9.1 million at December 31, 2024, respectively.
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
Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in "Accumulated other comprehensive income (loss)" and "Net income (loss)" during the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

		Recognized in Net Income
For the Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2025
Foreign exchange contracts	$(27)
		Net sales	1
		Cost of goods sold	16
		Other, net	—
Interest rate contracts	2	Interest expense	9
Total	$(25)		$26
2024
Foreign exchange contracts	$16
		Net sales	(2)
		Cost of goods sold	(8)
		Other, net	(8)
Interest rate contracts	(13)	Interest expense	(8)
Total	$3		$(26)

		Recognized in Net Income
For the Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2025
Foreign exchange contracts	$10
		Net sales	(3)
		Cost of goods sold	13
		Other, net	(4)
Interest rate contracts	(33)	Interest expense	19
Total	$(23)		$25
2024
Foreign exchange contracts	$(3)
		Net sales	(5)
		Cost of goods sold	(26)
		Other, net	(11)
Interest rate contracts	45	Interest expense	(20)
Total	$42		$(62)

The following table summarizes the activity in "Accumulated other comprehensive income (loss)" related to the derivatives held by the Company during the nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income at December 31, 2024	$115	$(43)	$72
Net changes in fair value of derivatives	(23)	20	(3)
Net income reclassified from accumulated other comprehensive income into income	(25)	—	(25)
Accumulated derivative net income at September 30, 2025	$67	$(23)	$44

Accumulated derivative net losses at December 31, 2023	$(19)	$9	$(10)
Net changes in fair value of derivatives	42	(30)	12
Net income reclassified from accumulated other comprehensive income into income	62	(2)	60
Accumulated derivative net income at September 30, 2024	$85	$(23)	$62
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedges during the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

		For the Three Months Ended September 30,
	Classification of Gain (Loss)	2025	2024
Fair Value Hedges
Interest rate derivatives	Interest expense	$11	$56

Not Designated as Hedges
Foreign exchange contracts	Other, net	$(12)	$(10)

		For the Nine Months Ended September 30,
	Classification of Gain (Loss)	2025	2024
Fair Value Hedges
Interest rate derivatives	Interest expense	$46	$53

Not Designated as Hedges
Foreign exchange contracts	Other, net	$10	$(54)

The fair values of CNH's derivatives as of September 30, 2025 and December 31, 2024 in the consolidated balance sheets are recorded as follows (in millions of dollars):

	September 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$33	Derivative assets	$44
Interest rate contracts	Derivative assets	101	Derivative assets	103
Total derivative assets		$134		$147
Foreign currency contracts	Derivative liabilities	$31	Derivative liabilities	$51
Interest rate contracts	Derivative liabilities	41	Derivative liabilities	58
Total derivative liabilities		$72		$109

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$10	Derivative assets	$27
Interest rate contracts	Derivative assets	11	Derivative assets	22
Total derivative assets		$21		$49
Foreign currency contracts	Derivative liabilities	$10	Derivative liabilities	$15
Interest rate contracts	Derivative liabilities	11	Derivative liabilities	22
Total derivative liabilities		$21		$37
Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in millions of dollars):

	Level 1		Level 2		Total
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets
Foreign exchange derivatives	$—	$—	$43	$71	$43	$71
Interest rate derivatives	—	—	112	125	112	125
Total Assets	$—	$—	$155	$196	$155	$196
Liabilities
Foreign exchange derivatives	$—	$—	$41	$66	$41	$66
Interest rate derivatives	—	—	52	80	52	80
Total Liabilities	$—	$—	$93	$146	$93	$146
Fair Value of Other Financial Instruments
The carrying value of "Cash and cash equivalents", "Restricted cash", "Trade receivables, net" and "Trade payables" included in the consolidated balance sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the consolidated balance sheets as of September 30, 2025, and December 31, 2024, were as follows (in millions of dollars):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$23,001	$22,976	$23,085	$22,920
Debt	$27,128	$27,666	$26,882	$27,222

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
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company's share of other comprehensive income (loss) includes net income plus other comprehensive income, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translations gains and losses, changes in the fair value of available-for-sale securities, the Company's share of other comprehensive income (loss) of entities accounted for using the equity method, and reclassifications for amounts included in net income (loss) less net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest. For more information on derivative instruments, see "Note 17: Financial Instruments". For more information on pensions and retirement benefit obligations, see "Note 6: Employee Benefit Plans and Postretirement Benefits". The Company's other comprehensive income (loss) amounts are aggregated within accumulated other comprehensive income (loss). The tax effect for each component of other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in millions of dollars):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$(52)	$15	$(37)	$(48)	$20	$(28)
Changes in retirement plans' funded status	(2)	1	(1)	(8)	2	(6)
Foreign currency translation	15	—	15	15	—	15
Share of other comprehensive income (loss) of entities using the equity method	(1)	—	(1)	27	—	27
Other comprehensive income (loss)	$(40)	$16	$(24)	$(14)	$22	$8

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$29	$(8)	$21	$104	$(32)	$72
Changes in retirement plans' funded status	—	1	1	(2)	2	—
Foreign currency translation	(35)	—	(35)	(255)	—	(255)
Share of other comprehensive income (loss) of entities using the equity method	12	—	12	(8)	—	(8)
Other comprehensive income (loss)	$6	$(7)	$(1)	$(161)	$(30)	$(191)

The changes, net of tax, in each component of "Accumulated other comprehensive income (loss)" in the nine months ended September 30, 2025 and 2024 consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans' Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance at December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)
Other comprehensive income (loss), before reclassifications	(3)	(6)	10	27	28
Amounts reclassified from other comprehensive income	(25)	—	—	—	(25)
Other comprehensive income (loss)(1)	(28)	(6)	10	27	3
Balance at September 30, 2025	$44	$(354)	$(2,160)	$(239)	$(2,709)

Balance at December 31, 2023	$(10)	$(351)	$(1,763)	$(238)	$(2,362)
Other comprehensive income (loss), before reclassifications	12	—	(259)	(8)	(255)
Amounts reclassified from other comprehensive income	60	—	—	—	60
Other comprehensive income (loss)(1)	72	—	(259)	(8)	(195)
Balance at September 30, 2024	$62	$(351)	$(2,022)	$(246)	$(2,557)
(1)Excluded from the table above is other comprehensive income (loss) allocated to noncontrolling interests of $5 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively.
Significant amounts reclassified out of each component of "Accumulated other comprehensive income (loss)" in the three and nine months ended September 30, 2025 and 2024 consisted of the following (in millions of dollars):

	Amounts Reclassified from Other Comprehensive Income (Loss)				Consolidated Statement of Operations Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges	$(1)	$2	$3	$5	Net sales
	(16)	8	(13)	26	Cost of goods sold
	—	8	4	11	Other, net
	(9)	8	(19)	20	Interest expense
	—	—	—	(2)	Income taxes
	(26)	26	(25)	60
Change in retirement plans' funded status:
Amortization of actuarial losses	6	7	16	17	(1)
Amortization of prior service cost	(5)	(7)	(14)	(19)	(1)
	(2)	1	(2)	2	Income taxes
	(1)	1	—	—
Total reclassifications, net of tax	$(27)	$27	$(25)	$60
(1)These amounts are included in net periodic pension and other postretirement benefit cost. See "Note 6: Employee Benefit Plans and Postretirement Benefits" for additional information.
19. RELATED PARTY INFORMATION
As of September 30, 2025, CNH's related parties were primarily EXOR N.V. and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., Ferrari N.V. and Iveco Group N.V., which effective January 1, 2022 separated from CNH by way of a demerger under Dutch law and became a publicly listed company independent from CNH.

As of September 30, 2025, EXOR N.V. held 45.4% of CNH's voting power and had the ability to significantly influence the decisions submitted to a vote of CNH's shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR N.V. to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of September 30, 2025. In addition, CNH engages in transactions with its unconsolidated subsidiaries and affiliates over which CNH has a significant influence or joint control.
The Company's Audit Committee reviews and, if appropriate, approves all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR N.V. is an investment holding company in Europe. As of September 30, 2025 and December 31, 2024, among other things, EXOR N.V. managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the nine months ended September 30, 2025 or 2024.
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
Engine Supply Agreement: In relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement ("ESA"), whereby Iveco Group will sell to CNH post-Demerger diesel, compressed natural gas ("CNG") and liquid natural gas ("LNG") engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as "Cost of goods sold" on the Statement of Operations.
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
The transactions with Iveco Group post-Demerger are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$33	$31	$87	$102
Purchases	$170	$168	$489	$598

	September 30, 2025	December 31, 2024
Trade receivables	$25	$24
Financial receivables from Iveco Group N.V.	$262	$168
Trade payables	$120	$205
Financial payables to Iveco Group N.V.	$38	$62

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
The transactions with related parties are reflected in the consolidated financial statements as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$92	$111	$266	$399
Purchases	$118	$88	$310	$347

	September 30, 2025	December 31, 2024
Trade receivables	$10	$3
Trade payables	$48	$53
At September 30, 2025 and December 31, 2024, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for the amounts of $112 million and $53 million, respectively, related to its unconsolidated affiliate CNH Industrial Capital Europe S.a.S.

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
The Company has three reportable segments reflecting the three businesses directly managed by CNH Industrial N.V., consisting of: (i) Agriculture, which designs, produces and sells agricultural equipment (ii) Construction, which designs, produces and sells construction equipment, and (iii) Financial Services, which offers a range of financial services to customers and dealers acquiring our products. The Company's worldwide Agriculture and Construction operations, as well as corporate functions, are collectively referred to as "Industrial Activities".
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
Certain financial information in this report has been presented by geographic region. Our geographic regions are: (1) North America; (2) Europe, Middle East and Africa ("EMEA"); (3) South America and (4) Asia Pacific. The geographic designations have the following meanings:
•North America: United States, Canada and Mexico;
•EMEA: member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Russia, Türkiye, Uzbekistan, Pakistan, the African continent, and the Middle East;
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
Our primary non-GAAP financial measures are defined as follows:
Adjusted EBIT of Industrial Activities
Adjusted EBIT of Industrial Activities is defined as net income (loss) before: income taxes, Financial Services' results, Industrial Activities' interest expenses, net, foreign exchange gains/losses, finance and non-service component of pension and other postemployment benefit costs, restructuring expenses, and certain non-recurring items. Such non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
Net Cash (Debt) and Net Cash (Debt) of Industrial Activities
Net Cash (Debt) is defined as total debt less: intersegment notes receivable, cash and cash equivalents, restricted cash, other current financial assets (primarily current securities, short-term deposits and investments towards high-credit-rating counterparties) and derivative hedging debt. CNH provides the reconciliation of Net Cash (Debt) to Total (Debt), which is the most directly comparable measure included in the consolidated balance sheets. Due to different sources of cash flows used for the repayment of the debt between Industrial Activities and Financial Services (by cash from operations for Industrial Activities and by collection of financing receivables for Financial Services), management separately evaluates the cash flow performance of Industrial Activities using Net Cash (Debt) of Industrial Activities.

Revenues on a Constant Currency Basis
CNH discusses the revenue fluctuations on a constant currency basis by applying the prior year's average exchange rates to the current year’s revenues expressed in local currency, thereby eliminating the impact of year-over-year foreign exchange rate changes.
A. OPERATING RESULTS
The operations, key financial measures and financial analysis differ significantly for manufacturing and distribution businesses ("Industrial Activities") and financial businesses ("Financial Services"); therefore, management believes that certain supplemental disclosures are important in understanding our consolidated operations and financial results. For further information, see "Supplemental Information" within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.
Global Business Conditions
The global economy is experiencing disruptions and uncertainties due to a combination of factors, including geopolitical events, shifts in trade and economic policies, including the imposition of tariffs and other retaliatory restrictions on trade, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services in the first nine months and are expected to persist through the rest of 2025. These factors also affect our customers' profitability, impacting their ability to achieve higher returns on their output, and reducing their purchasing power and demand for our products. The Company is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, may have on its business, customers, and suppliers.
For a discussion of the Company's risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company's Form 10-K for the year ended December 31, 2024 and Part II, Item 1A: Risk Factors within this Form 10-Q.

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Consolidated Results of Operations

	Three Months Ended September 30,
(in millions of dollars)	2025	2024
Revenues
Net sales	$3,702	$3,997
Finance, interest and other income	697	657
Total Revenues	4,399	4,654
Costs and Expenses
Cost of goods sold	2,995	3,130
Selling, general and administrative expenses	549	426
Research and development expenses	281	221
Restructuring expenses	3	12
Interest expense	378	378
Other, net	142	127
Total Costs and Expenses	4,348	4,294
Income of Consolidated Group before Income Taxes	51	360
Income tax expense	(1)	(75)
Equity in income of unconsolidated subsidiaries and affiliates	17	25
Net income	67	310
Net income (loss) attributable to noncontrolling interests	(13)	4
Net income attributable to CNH Industrial N.V.	$80	$306
Revenues
We recorded revenues of $4,399 million for the three months ended September 30, 2025, a decline of 5.5% (down 6.7% on a constant currency basis) compared to the three months ended September 30, 2024. Net sales were $3,702 million in the three months ended September 30, 2025, a decrease of 7.4% (down 8.7% on a constant currency basis) compared to the three months ended September 30, 2024. These declines were mainly due to lower shipments on decreased industry demand and continued channel destocking.
Cost of Goods Sold
Cost of goods sold was $2,995 million for the three months ended September 30, 2025 compared with $3,130 million for the three months ended September 30, 2024. As a percentage of net sales of Industrial Activities, cost of goods sold was 80.9% in the three months ended September 30, 2025 (78.3% for the three months ended September 30, 2024), which was impacted by lower production volumes and tariff costs, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $549 million for the three months ended September 30, 2025 (12.5% of total revenues), up $123 million compared to the three months ended September 30, 2024 (9.2% of total revenues). Total expenses were higher primarily due to higher credit risk provisions in the Financial Services segment and higher labor costs.
Research and Development Expenses
Research and development expenses ("R&D") were $281 million and $221 million for the three months ended September 30, 2025 and 2024, respectively. Total expenses were higher primarily due to a $49 million impairment charge related to Bennamann IPR&D recognized during the quarter.

Restructuring Expenses
Restructuring expenses were $3 million and $12 million for the three months ended September 30, 2025 and 2024, respectively.
Interest Expense
Interest expense was $378 million for the three months ended September 30, 2025, unchanged from the prior-year period. The interest expense attributable to Industrial Activities for the three months ended September 30, 2025, net of interest income and eliminations, was $26 million, compared to $36 million for the three months ended September 30, 2024.
Other, net
Other, net expenses were $142 million for the three months ended September 30, 2025 and included a pre-tax gain of $6 million ($4 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $127 million for the three months ended September 30, 2024 and included a gain of $14 million for a fair value adjustment related to an investment in unconsolidated subsidiary and a pre-tax gain of $6 million ($5 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Income Taxes

	Three Months Ended September 30,
(in millions of dollars, except percentages)	2025	2024
Income of Consolidated Group before Income Taxes	$51	$360
Income tax (expense) benefit	$(1)	$(75)
Effective tax rate	2.0%	20.8%
Income tax expense for the three months ended September 30, 2025 was $1 million compared to $75 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 and 2024 was 2.0% and 20.8%, respectively. The decrease in the 2025 effective tax rate was primarily due to geographic income mix and discrete items, including favorable provision-to-return adjustments and other one-time items.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $17 million and $25 million for the three months ended September 30, 2025 and 2024, respectively. The decline was primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.
Net Income
Net income was $67 million for the three months ended September 30, 2025, compared to net income of $310 million for the three months ended September 30, 2024. Net income for the three months ended September 30, 2025 included a $49 million impairment charge related to Bennamann IPR&D, a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor and $3 million in restructuring expenses, offset by a pre-tax gain of $6 million ($4 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income for the three months ended September 30, 2024 included a $14 million gain for a fair value adjustment related to an investment in unconsolidated subsidiary and a pre-tax gain of $6 million ($5 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification, partially offset by $12 million in restructuring expenses.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments (in millions of dollars, except percentages):

	Three Months Ended September 30,
	2025	2024	% Change	% Change Excl. FX
Revenues:
Agriculture	$2,963	$3,310	(10.5)%	(11.8)%
Construction	739	687	7.6%	6.2%
Total Net sales of Industrial Activities	3,702	3,997	(7.4)%	(8.7)%
Financial Services	684	659	3.8%	3.0%
Eliminations and other	13	(2)
Total Revenues	$4,399	$4,654	(5.5)%	(6.7)%

	Three Months Ended September 30,
	2025	2024	$ Change	2025 Adj EBIT Margin	2024 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$137	$336	$(199)	4.6%	10.2%
Construction	14	40	(26)	1.9%	5.8%
Eliminations and other	(47)	(40)	(7)
Adjusted EBIT of Industrial Activities	$104	$336	$(232)	2.8%	8.4%
Net sales of Industrial Activities were $3,702 million during the three months ended September 30, 2025, a decrease of 7.4% compared to the three months ended September 30, 2024 (down 8.7% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and channel destocking.
Adjusted EBIT of Industrial Activities was $104 million during the three months ended September 30, 2025, compared to adjusted EBIT of $336 million during the three months ended September 30, 2024. The decline was primarily due to lower shipment volumes, tariff costs, and higher SG&A expenses. These impacts were partially offset by favorable net price realization and reduced production and warranty costs.
Segment Performance
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (in millions of dollars, except percentages):
Agriculture Sales—by geographic region

	Three Months Ended September 30,
	2025	2024	% Change
North America	$1,000	$1,402	(28.7)%
EMEA	1,050	905	16.0%
South America	513	582	(11.9)%
Asia Pacific	400	421	(5.0)%
Total	$2,963	$3,310	(10.5)%

Agriculture's net sales totaled $2,963 million in the three months ended September 30, 2025, a decrease of 10.5% compared to the three months ended September 30, 2024 (down 11.8% on a constant currency basis). This decline was primarily due to lower shipment volumes on decreased industry demand in North America and channel inventory destocking, partially offset by favorable net price realization and improved demand in the Eastern Europe, Middle East, and Africa markets within EMEA.
In North America, third quarter industry volume was flat year-over-year for tractors under 140 HP and fell 41% for tractors over 140 HP; combines were down 23%. In EMEA, tractor demand was down 2%, while combine demand increased 19%. South America saw tractor demand down 4% and combines down 15%. In Asia Pacific, tractor demand rose 19%, while combine demand decreased 20%.
Adjusted EBIT
Adjusted EBIT was $137 million in the three months ended September 30, 2025, compared to $336 million in the three months ended September 30, 2024. The decline was primarily due to lower shipment volumes, tariff costs, unfavorable geographic mix and higher SG&A expenses, partially offset by favorable net price realization and reduced production and warranty costs. R&D expenses accounted for 8.6% of sales (6.0% in the three months ended September 30, 2024), including a $49 million impairment charge related to Bennamann IPR&D in the third quarter of 2025. Adjusted EBIT margin was 4.6% (10.2% in the three months ended September 30, 2024).
Construction
Net Sales
The following table shows Construction net sales by geographic region for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (in millions of dollars, except percentages):
Construction Sales—by geographic region

	Three Months Ended September 30,
	2025	2024	% Change
North America	$400	$358	11.7%
EMEA	191	151	26.5%
South America	106	136	(22.1)%
Asia Pacific	42	42	—%
Total	$739	$687	7.6%
Construction's net sales totaled $739 million in the three months ended September 30, 2025, an increase of 7.6% compared to the three months ended September 30, 2024 (up 6.2% on a constant currency basis), reflecting higher shipment volumes in North America and EMEA, along with favorable net price realization.
Global industry volume for construction equipment increased 6% year-over-year in the third quarter for Heavy equipment and 3% for Light equipment. Aggregated demand increased 4% in North America, 3% in EMEA, 1% in South America and 6% in Asia Pacific.
Adjusted EBIT
Adjusted EBIT was $14 million in the three months ended September 30, 2025, compared to $40 million in the three months ended September 30, 2024. The decline was primarily due to tariff costs, unfavorable geographic income mix and higher SG&A expenses, partially offset by favorable net price realization. Adjusted EBIT margin was 1.9% (5.8% in the three months ended September 30, 2024).
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $684 million in the three months ended September 30, 2025, up 3.8% compared to the three months ended September 30, 2024 (up 3.0% on a constant currency basis), as a result of higher yields primarily in Brazil and favorable currency translation, partially offset by lower volumes in EMEA and North America.
Net Income
Net income of Financial Services was $47 million in the three months ended September 30, 2025, a decrease of $31 million compared to the three months ended September 30, 2024, primarily driven by increased risk costs, higher

SG&A expenses and lower volumes. These impacts were partially offset by improved interest margins across all regions and favorable currency translation.
In the three months ended September 30, 2025, retail loan originations, including unconsolidated joint ventures, were $2.7 billion, down $0.2 billion compared to 2024 (down $0.2 billion on a constant currency basis). The managed portfolio (including unconsolidated joint ventures) was $28.5 billion as of September 30, 2025 (of which retail was 71% and wholesale was 29%), down $0.5 billion compared to September 30, 2024 (down $0.6 billion on a constant currency basis).
At September 30, 2025, the receivable balance greater than 30 days past due as a percentage of receivables was 3.5%, (2.2% as of September 30, 2024), mainly due to higher delinquencies in Brazil.

Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure (in millions of dollars):

	Three Months Ended September 30,
	2025	2024
Agriculture	$137	$336
Construction	14	40
Unallocated items, eliminations and other	(47)	(40)
Total Adjusted EBIT of Industrial Activities	104	336
Financial Services Net income (loss)	47	78
Financial Services Income Taxes	15	13
Interest expense of Industrial Activities, net of interest income and eliminations	(26)	(36)
Foreign exchange gains (losses), net of Industrial Activities	(5)	(8)
Finance and non-service component of Pension and other postemployment benefit cost of Industrial Activities(1)	(4)	—
Restructuring expenses of Industrial Activities	(4)	(12)
Other discrete items(2)	(59)	14
Income (loss) before taxes	68	385
Income tax (expense) benefit	(1)	(75)
Net income (loss)	$67	$310
(1)For each of the three months ended September 30, 2025 and 2024, this item includes a pre-tax gain of $6 million resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2)For the three months ended September 30, 2025, this item includes a $49 million impairment charge related to Bennamann IPR&D and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor. In the three months ended September 30, 2024, this item includes a $14 million gain from a fair value adjustment on an investment in an unconsolidated subsidiary.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Consolidated Results of Operations

	Nine Months Ended September 30,
(in millions of dollars)	2025	2024
Revenues
Net sales	$10,895	$12,931
Finance, interest and other income	2,043	2,029
Total Revenues	12,938	14,960
Costs and Expenses
Cost of goods sold	8,756	10,027
Selling, general and administrative expenses	1,413	1,298
Research and development expenses	683	686
Restructuring expenses	14	94
Interest expense	1,100	1,190
Other, net	484	449
Total Costs and Expenses	12,450	13,744
Income of Consolidated Group before Income Taxes	488	1,216
Income tax expense	(124)	(247)
Equity in income of unconsolidated subsidiaries and affiliates	52	114
Net income	416	1,083
Net income (loss) attributable to noncontrolling interests	(8)	10
Net income attributable to CNH Industrial N.V.	$424	$1,073
Revenues
We recorded revenues of $12,938 million for the nine months ended September 30, 2025, a decline of 13.5% (down 12.7% on a constant currency basis) compared to the nine months ended September 30, 2024. Net sales were $10,895 million in the nine months ended September 30, 2025, a decline of 15.7% (down 15.2% on a constant currency basis) compared to the nine months ended September 30, 2024. These declines were mainly due to lower shipments on decreased industry demand and continued channel destocking.
Cost of Goods Sold
Cost of goods sold was $8,756 million for the nine months ended September 30, 2025 compared with $10,027 million for the nine months ended September 30, 2024. As a percentage of net sales of Industrial Activities, cost of goods sold was 80.4% in the nine months ended September 30, 2025 (77.5% for the nine months ended September 30, 2024), which was primarily impacted by lower production volumes, partially offset by improved purchasing and manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,413 million for the nine months ended September 30, 2025 (10.9% of total revenues), an increase of $115 million compared to the nine months ended September 30, 2024 (8.7% of total revenues). Total expenses were higher primarily due to higher credit risk provisions in the Financial Services segment and higher labor costs.
Research and Development Expenses
Research and development expenses were $683 million and $686 million for the nine months ended September 30, 2025 and 2024, respectively. Total expenses included a $49 million impairment charge related to Bennamann IPR&D recognized during the third quarter of 2025.
Restructuring Expenses
Restructuring expenses were $14 million and $94 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense
Interest expense was $1,100 million for the nine months ended September 30, 2025 compared to $1,190 million for the nine months ended September 30, 2024. The interest expense attributable to Industrial Activities for the nine months ended September 30, 2025, net of interest income and eliminations, was $77 million, compared to $114 million for the nine months ended September 30, 2024.
Other, net
Other, net expenses were $484 million for the nine months ended September 30, 2025 and included a pre-tax gain of $18 million ($13 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Other, net expenses were $449 million for the nine months ended September 30, 2024 and included a $15 million loss on the sale of non-core product lines, offset by a pre-tax gain of $18 million ($14 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a $14 million gain for a fair value adjustment related to an investment in unconsolidated subsidiary.
Income Taxes

	Nine Months Ended September 30,
(in millions of dollars, except percentages)	2025	2024
Income of Consolidated Group before Income Taxes	$488	$1,216
Income tax (expense) benefit	$(124)	$(247)
Effective tax rate	25.4%	20.3%
Income tax expense for the nine months ended September 30, 2025 was $124 million compared to $247 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 25.4% and 20.3%, respectively. The increase in the 2025 effective tax rate was due to geographic income mix and a smaller rate reduction from the discrete impact on period earnings from Argentina's highly inflationary economy. The 2024 effective tax rate declined due to discrete tax benefits, including the impact of highly inflationary accounting and tax-related inflation adjustments in Argentina.
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Equity in income of unconsolidated subsidiaries and affiliates was $52 million and $114 million for the nine months ended September 30, 2025 and 2024, respectively. The decline was primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.
Net Income
Net income was $416 million for the nine months ended September 30, 2025, compared to net income of $1,083 million for the nine months ended September 30, 2024. Net income for the nine months ended September 30, 2025 included a $49 million impairment charge related to Bennamann IPR&D, a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor, and $14 million in restructuring expenses, partially offset by a pre-tax gain of $18 million ($13 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
Net income for the nine months ended September 30, 2024 included $94 million in restructuring expenses and a $15 million loss on the sale of certain non-core product lines, partially offset by a pre-tax gain of $18 million ($14 million after tax) resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a $14 million gain for a fair value adjustment related to an investment in unconsolidated subsidiary.

Industrial Activities and Business Segments
The following tables show revenues and Adjusted EBIT by segment. We have also included a discussion of our results by Industrial Activities and each of our business segments (in millions of dollars, except percentages):

	Nine Months Ended September 30,
	2025	2024	% Change	% Change Excl. FX
Revenues:
Agriculture	$8,792	$10,596	(17.0)%	(16.6)%
Construction	2,103	2,335	(9.9)%	(9.2)%
Total Net sales of Industrial Activities	10,895	12,931	(15.7)%	(15.2)%
Financial Services	2,020	2,031	(0.5)%	1.8%
Eliminations and other	23	(2)
Total Revenues	$12,938	$14,960	(13.5)%	(12.7)%

	Nine Months Ended September 30,
	2025	2024	$ Change	2025 Adj EBIT Margin	2024 Adj EBIT Margin
Adjusted EBIT by segment:
Agriculture	$539	$1,226	$(687)	6.1%	11.6%
Construction	63	151	(88)	3.0%	6.5%
Unallocated items, eliminations and other	(173)	(167)	(6)
Total Adjusted EBIT of Industrial Activities	$429	$1,210	$(781)	3.9%	9.4%
Net sales of Industrial Activities were $10,895 million during the nine months ended September 30, 2025, a decline of 15.7% compared to the nine months ended September 30, 2024 (down 15.2% on a constant currency basis). This decline was mainly due to lower shipment volumes on decreased industry demand and continued channel destocking.
Adjusted EBIT of Industrial Activities was $429 million during the nine months ended September 30, 2025, compared to an adjusted EBIT of $1,210 million during the nine months ended September 30, 2024. The decline was primarily due to lower shipment volumes, partially offset by lower production costs.
Agriculture
Net Sales
The following table shows Agriculture net sales by geographic region for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (in millions of dollars, except percentages):
Agriculture Sales—by geographic region

	Nine Months Ended September 30,
	2025	2024	% Change
North America	$3,168	$4,583	(30.9)%
Europe, Middle East and Africa	3,214	3,214	—%
South America	1,400	1,623	(13.7)%
Asia Pacific	1,010	1,176	(14.1)%
Total	$8,792	$10,596	(17.0)%
Agriculture's net sales totaled $8,792 million in the nine months ended September 30, 2025, a decline of 17.0% compared to the nine months ended September 30, 2024 (down 16.6% on a constant currency basis) primarily due to lower shipment volumes on decreased industry demand and continued channel destocking.
For the nine months ended September 30, 2025 in North America, industry volume was down 5% year-over-year for tractors under 140 HP and down 34% for tractors over 140 HP; combines were down 28%. In EMEA, tractor and combine demand was down 12% and 8%, respectively. South America tractor demand was up 2% and combine demand was down 5%. Asia Pacific tractor demand was up 10% while combine demand was down 33% in the region as a whole.

Adjusted EBIT
Adjusted EBIT was $539 million in the nine months ended September 30, 2025, compared to $1,226 million in the nine months ended September 30, 2024. The decrease was driven by lower shipment volumes, partially offset by lower production costs. R&D expenses accounted for 6.9% of sales (5.8% in the nine months ended September 30, 2024), including a $49 million impairment charge related to Bennamann IPR&D in the third quarter of 2025. Adjusted EBIT margin was 6.1%.
Construction
Net Sales
The following table shows Construction net sales by geographic region for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (in millions of dollars, except percentages):
Construction Sales—by geographic region

	Nine Months Ended September 30,
	2025	2024	% Change
North America	$1,101	$1,300	(15.3)%
Europe, Middle East and Africa	530	479	10.6%
South America	338	394	(14.2)%
Asia Pacific	134	162	(17.3)%
Total	$2,103	$2,335	(9.9)%
Construction's net sales totaled $2,103 million in the nine months ended September 30, 2025, a decline of 9.9% compared to the nine months ended September 30, 2024 (down 9.2% on a constant currency basis), primarily due to lower shipment volumes in North America.
In the nine months ended September 30, 2025, global industry volume for construction equipment rose 7% year-over-year for Heavy construction equipment; while Light construction equipment remained stable. Aggregated demand was steady in EMEA, down 1% in North America, up 7% in Asia Pacific and up 2% in South America.
Adjusted EBIT
Adjusted EBIT was $63 million in the nine months ended September 30, 2025, compared to $151 million in the nine months ended September 30, 2024 as a result of lower shipment volumes and higher SG&A expenses, partially offset by lower production costs. Adjusted EBIT margin was 3.0%.
Financial Services Performance
Finance, Interest and Other Income
Revenues of Financial Services were $2,020 million for the nine months ended September 30, 2025, down 0.5% compared to the nine months ended September 30, 2024 (up 1.8% on a constant currency basis), reflecting unfavorable currency translation and lower yields in South America and EMEA, partially offset by favorable volumes across most regions and higher yields in North America.
Net Income
Net income of Financial Services was $224 million for the nine months ended September 30, 2025, a decrease of $63 million compared to the nine months ended September 30, 2024, primarily due to higher risk costs in Brazil and North America, a higher effective tax rate due to a prior year Argentina inflation adjustment, and lower recoveries on used equipment sales. These impacts were partially offset by improved interest margins and favorable volumes in most regions.
In the nine months ended September 30, 2025, retail loan originations, including unconsolidated joint ventures, were $7.8 billion, down $0.4 billion compared to 2024 (down $0.4 billion on a constant currency basis). The managed portfolio, including unconsolidated joint ventures, was $28.5 billion as of September 30, 2025 (of which retail was 71% and wholesale 29%), down $0.5 billion compared to September 30, 2024 (down $0.6 billion on a constant currency basis).

Reconciliation of Net Income (Loss) to Adjusted EBIT
The following table includes the reconciliation of Adjusted EBIT, a non-GAAP financial measure, to net income, the most comparable U.S. GAAP financial measure (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024
Agriculture	$539	$1,226
Construction	63	151
Unallocated items, eliminations and other	(173)	(167)
Total Adjusted EBIT of Industrial Activities	429	1,210
Financial Services Net income (loss)	224	287
Financial Services Income Taxes	68	55
Interest expense of Industrial Activities, net of interest income and eliminations	(77)	(114)
Foreign exchange gains (losses), net of Industrial Activities	(19)	(12)
Finance and non-service component of Pension and other postemployment benefit cost of Industrial Activities(1)	(11)	(2)
Restructuring expenses of Industrial Activities	(15)	(93)
Other discrete items(2)	(59)	(1)
Income (loss) before taxes	540	1,330
Income tax (expense) benefit	(124)	(247)
Net income (loss)	$416	$1,083
(1)For each of the nine months ended September 30, 2025 and 2024, this item includes a pre-tax gain of $18 million resulting from the four-year amortization of the $101 million positive impact from the 2021 U.S. healthcare plan modification.
(2)For the nine months ended September 30, 2025, this item includes a $49 million impairment charge related to Bennamann IPR&D and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor. For the nine months ended September 30, 2024, this item includes a $14 million gain from a fair value adjustment related to an investment in unconsolidated subsidiary, offset by a $15 million loss on the sale of certain non-core product lines.

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

	Supplemental Statements of Operations
	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$3,702	$—	$—		$3,702	$3,997	$—	$—		$3,997
Finance, interest and other income	38	684	(25)	(2)	697	27	659	(29)	(2)	657
Total Revenues	3,740	684	(25)		4,399	4,024	659	(29)		4,654
Costs and Expenses
Cost of goods sold	2,995	—	—		2,995	3,130	—	—		3,130
Selling, general & administrative expenses	381	168	—		549	313	113	—		426
Research and development expenses	281	—	—		281	221	—	—		221
Restructuring expenses	4	(1)	—		3	12	—	—		12
Interest expense	64	339	(25)	(3)	378	63	344	(29)	(3)	378
Other, net	20	122	—		142	11	116	—		127
Total Costs and Expenses	3,745	628	(25)		4,348	3,750	573	(29)		4,294
Income of Consolidated Group before Income Taxes	(5)	56	—		51	274	86	—		360
Income tax expense	14	(15)	—		(1)	(62)	(13)	—		(75)
Equity in income of unconsolidated subsidiaries and affiliates	11	6	—		17	20	5	—		25
Net income (loss)	$20	$47	$—		$67	$232	$78	$—		$310
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$10,895	$—	$—		$10,895	$12,931	$—	$—		$12,931
Finance, interest and other income	107	2,020	(84)	(2)	2,043	98	2,031	(100)	(2)	2,029
Total Revenues	11,002	2,020	(84)		12,938	13,029	2,031	(100)		14,960
Costs and Expenses
Cost of goods sold	8,756	—	—		8,756	10,027	—	—		10,027
Selling, general & administrative expenses	1,050	363	—		1,413	1,029	269	—		1,298
Research and development expenses	683	—	—		683	686	—	—		686
Restructuring expenses	15	(1)	—		14	93	1	—		94
Interest expense	184	1,000	(84)	(3)	1,100	212	1,078	(100)	(3)	1,190
Other, net	103	381	—		484	94	355	—		449
Total Costs and Expenses	10,791	1,743	(84)		12,450	12,141	1,703	(100)		13,744
Income of Consolidated Group before Income Taxes	211	277	—		488	888	328	—		1,216
Income tax expense	(56)	(68)	—		(124)	(192)	(55)	—		(247)
Equity in income of unconsolidated subsidiaries and affiliates	37	15	—		52	100	14	—		114
Net income (loss)	$192	$224	$—		$416	$796	$287	$—		$1,083
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)Eliminations of Industrial Activities' interest expense to Financial Services.

	Supplemental Balance Sheets
	September 30, 2025					December 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,456	$847	$—		$2,303	$2,332	$859	$—		$3,191
Restricted cash	112	541	—		653	89	586	—		675
Trade receivables, net	193	12	(9)	(2)	196	121	11	(7)	(2)	125
Financing receivables, net	418	23,734	(1,151)	(3)	23,001	218	23,528	(661)	(3)	23,085
Financial receivables from Iveco Group N.V.	155	107	—		262	50	118	—		168
Inventories, net	5,273	80	—		5,353	4,713	63	—		4,776
Property, plant and equipment, net	2,180	3	—		2,183	1,935	1	—		1,936
Investments in unconsolidated subsidiaries and affiliates	357	151	—		508	371	119	—		490
Equipment under operating leases	29	1,520	—		1,549	44	1,422	—		1,466
Goodwill, net	3,474	139	—		3,613	3,446	138	—		3,584
Other intangible assets, net	1,159	28	—		1,187	1,197	24	—		1,221
Deferred tax assets	997	116	(95)	(4)	1,018	899	134	(106)	(4)	927
Derivative assets	46	114	(5)	(5)	155	82	132	(18)	(5)	196
Other assets	1,281	175	(179)	(2)	1,277	1,180	119	(206)	(2)	1,093
Total Assets	$17,130	$27,567	$(1,439)		$43,258	$16,677	$27,254	$(998)		$42,933
Liabilities and Equity
Debt	$4,976	$23,386	$(1,234)	(3)	$27,128	$4,499	$23,173	$(790)	(3)	$26,882
Financial payables from Iveco Group N.V.	3	35	—		38	4	58	—		62
Trade payables	2,148	138	(9)	(2)	2,277	2,123	176	(7)	(2)	2,292
Deferred tax liabilities	33	95	(95)	(4)	33	28	106	(106)	(4)	28
Pension, postretirement and other postemployment benefits	405	7	—		412	385	7	—		392
Derivative liabilities	61	37	(5)	(5)	93	101	63	(18)	(5)	146
Other liabilities	4,563	973	(96)	(2)	5,440	4,514	926	(77)	(2)	5,363
Total Liabilities	12,189	24,671	(1,439)		35,421	11,654	24,509	(998)		35,165
Redeemable noncontrolling interest	60	—	—		60	55	—	—		55
Equity	4,881	2,896	—		7,777	4,968	2,745	—		7,713
Total Liabilities and Equity	$17,130	$27,567	$(1,439)		$43,258	$16,677	$27,254	$(998)		$42,933
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
(4)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(5)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Supplemental Statements of Cash Flows
	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$192	$224	$—		$416	$796	$287	$—		$1,083
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating leases	314	4	—		318	312	3	—		315
Depreciation and amortization expense of assets under operating leases	4	143	—		147	6	133	—		139
(Gain) loss from disposal of assets, net	(3)	—	—		(3)	7	—	—		7
Undistributed income of unconsolidated subsidiaries	197	(15)	(180)	(2)	2	88	(14)	(105)	(2)	(31)
Other non-cash items, net	99	293	—		392	45	231	—		276
Changes in operating assets and liabilities:
Provisions	(215)	3	—		(212)	54	(2)	—		52
Deferred income taxes	(38)	47	—		9	17	(48)	—		(31)
Trade and financing receivables related to sales, net	(54)	1,000	2	(3)	948	(81)	565	(2)	(3)	482
Inventories, net	(308)	216	—		(92)	(468)	212	—		(256)
Trade payables	(120)	(38)	(3)	(3)	(161)	(1,154)	(65)	2	(3)	(1,217)
Other assets and liabilities	(32)	(140)	1	(3)	(171)	(507)	(36)	—	(3)	(543)
Net cash provided (used) by operating activities	36	1,737	(180)		1,593	(885)	1,266	(105)		276
Cash Flows from Investing Activities
Additions to retail receivables	—	(5,605)	—		(5,605)	—	(5,917)	—		(5,917)
Collections of retail receivables	—	5,575	—		5,575	—	4,840	—		4,840
Proceeds from sale of assets, excluding assets sold under operating leases	7	—	—		7	1	—	—		1
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(321)	(9)	—		(330)	(329)	(1)	—		(330)
Expenditures for assets under operating leases	—	(456)	—		(456)	(27)	(354)	—		(381)
Other, net	(76)	(203)	—		(279)	206	(195)	(1)		10
Net cash provided (used) by investing activities	(390)	(698)	—		(1,088)	(149)	(1,627)	(1)		(1,777)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,484	8,608	—		10,092	1,916	11,178	—		13,094
Payments of long-term debt	(1,660)	(7,699)	—		(9,359)	(1,855)	(10,354)	—		(12,209)
Net increase (decrease) in other financial liabilities	(100)	(1,890)	—		(1,990)	165	(757)	—		(592)
Dividends paid	(322)	(180)	180	(2)	(322)	(600)	(105)	105	(2)	(600)
Purchase of treasury stock and other	(55)	—	—		(55)	(689)	(1)	1		(689)
Net cash provided (used) by financing activities	(653)	(1,161)	180		(1,634)	(1,063)	(39)	106		(996)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	154	65	—		219	(75)	(23)	—		(98)
Net increase (decrease) in cash and cash equivalents	(853)	(57)	—		(910)	(2,172)	(423)	—		(2,595)
Cash and cash equivalents, beginning of year	2,421	1,445	—		3,866	3,628	1,417	—		5,045
Cash and cash equivalents, end of period	$1,568	$1,388	$—		$2,956	$1,456	$994	$—		$2,450
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture and Construction segments, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash used in operating activities.
(3)This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.

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
Cash Flow Analysis
At September 30, 2025, Cash and cash equivalents and Restricted cash were $2,956 million, a decrease of $910 million from $3,866 million at December 31, 2024. The decline was primarily driven by a decrease in Financial Services debt mainly attributable to lower portfolio receivables, decreased net income, purchases of operating lease assets, investments in fixed assets, and dividend payments, partially offset by favorable changes in working capital.
At September 30, 2025, Cash and cash equivalents were $2,303 million ($3,191 million at December 31, 2024) and Restricted cash was $653 million ($675 million at December 31, 2024), respectively. Undrawn medium-term unsecured committed facilities were $5,812 million ($5,493 million at December 31, 2024). At September 30, 2025, the aggregate of Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group which we consider to constitute our principal liquid assets ("available liquidity"), totaled $8,992 million ($9,465 million at December 31, 2024). At September 30, 2025, this amount also included $224 million net financial receivables from Iveco Group ($106 million net financial receivables at December 31, 2024), consisting of net financial receivables mainly towards Financial Services of Iveco Group.
Net Cash from Operating Activities
Cash provided by operating activities in the nine months ended September 30, 2025 totaled $1,593 million and primarily comprised the following elements:
▪$416 million net income;
▪plus $465 million in non-cash charges for depreciation and amortization ($318 million excluding equipment under operating leases);
▪plus change in working capital of $524 million;
▪plus $392 million in Other non-cash items;
▪less change in provisions of $212 million.
In the nine months ended September 30, 2024, net cash provided in operating activities was $276 million primarily as a result of $1,083 million in net income and $454 million in non-cash charges for depreciation and amortization, offset by a $1,534 million change in working capital.
Net Cash from Investing Activities
Net cash used in investing activities was $1,088 million in the nine months ended September 30, 2025, primarily driven by $456 million in operating lease asset purchases and $330 million in capital expenditures excluding operating leases.
Net cash used in investing activities was $1,777 million in the nine months ended September 30, 2024 and was primarily due to $1,077 million in net additions to retail receivables, $381 million in operating lease asset purchases, and $330 million in capital expenditures excluding operating leases.
Net Cash from Financing Activities
Net cash used in financing activities was $1,634 million in the nine months ended September 30, 2025, primarily reflecting a reduction in Financial Services debt and dividend payments.
Net cash used in financing activities was $996 million in the nine months ended September 30, 2024, primarily due to share repurchases and dividend payments, partially offset by a $293 million increase in external borrowings to support working capital requirements.

A summary of total debt as of September 30, 2025 and December 31, 2024 is as follows (in millions of dollars):

	September 30, 2025			December 31, 2024
	Industrial Activities	Financial Services	Total	Industrial Activities	Financial Services	Total
Total bonds	$4,036	$7,223	$11,259	$3,774	$6,022	$9,796
Asset-backed debt	—	11,358	11,358	—	11,965	11,965
Other debt	186	4,325	4,511	269	4,852	5,121
Intersegment debt	754	480	—	456	334	—
Total Debt	4,976	23,386	27,128	4,499	23,173	26,882
Financial payables to Iveco Group N.V.	3	35	38	4	58	62
Total Debt (including Financial payables to Iveco Group N.V.)	$4,979	$23,421	$27,166	$4,503	$23,231	$26,944

A summary of issued bonds outstanding as of September 30, 2025 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A.(1)	EUR	100	3.500%	November 12, 2025	$117
CNH Industrial Finance Europe S.A.(1)	EUR	500	1.875%	January 19, 2026	587
CNH Industrial Finance Europe S.A.(1)	EUR	600	1.750%	March 25, 2027	704
CNH Industrial Finance Europe S.A.(1)	EUR	50	3.875%	April 21, 2028	59
CNH Industrial Finance Europe S.A.(1)	EUR	500	1.625%	July 3, 2029	587
CNH Industrial Finance Europe S.A.(1)	EUR	50	2.200%	July 15, 2039	59
CNH Industrial N.V.(2)	EUR	750	3.750%	June 11, 2031	881
CNH Industrial N.V.(2)	EUR	500	3.875%	September 3, 2035	587
Other Bonds:
CNH Industrial N.V.(3)	USD	500	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs					(45)
Total Industrial Activities					$4,036
Financial Services
CNH Industrial Capital LLC	USD	400	5.450%	October 14, 2025	$400
CNH Industrial Capital LLC	USD	500	1.875%	January 15, 2026	500
CNH Industrial Capital LLC	USD	600	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	500	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	500	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	5.100%	April 20, 2029	600
CNH Industrial Capital LLC	USD	500	4.500%	October 16, 2030	500
CNH Industrial Capital Australia Pty Ltd.	AUD	775	4.700% 5.800%	2026/2028	512
CNH Industrial Capital Canada Ltd	CAD	400	5.500%	August 11, 2026	287
CNH Industrial Capital Canada Ltd	CAD	400	4.800%	March 25, 2027	287
CNH Industrial Capital Canada Ltd	CAD	300	4.000%	April 11, 2028	216
CNH Industrial Capital Canada Ltd	CAD	500	3.750%	June 5, 2029	359
CNH Industrial Capital Argentina S.A.	USD	129	0.000% 8.2500%	2025/2028	129
Banco CNH Industrial Capital S.A.	BRL	3,962	12.290% 18.630%	2025/2032	746
Hedging effects, bond premium/discount, and unamortized issuance costs					(13)
Total Financial Services					$7,223
(1)Bond listed on the regulated market of Euronext Dublin.
(2)Bond listed on the Global Exchange Market of Euronext Dublin.
(3)Bond listed on the New York Stock Exchange.

The calculation of Net Cash (Debt) as of September 30, 2025 and December 31, 2024 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable to Net Cash (Debt) are shown below (in millions of dollars):

	Consolidated		Industrial Activities		Financial Services
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Third-party (debt)	$(27,128)	$(26,882)	$(4,222)	$(4,043)	$(22,906)	$(22,839)
Intersegment notes payable	—	—	(754)	(456)	(480)	(334)
Financial payables to Iveco Group N.V.	(38)	(62)	(3)	(4)	(35)	(58)
Total Debt(1)	(27,166)	(26,944)	(4,979)	(4,503)	(23,421)	(23,231)
Cash and cash equivalents	2,303	3,191	1,456	2,332	847	859
Restricted cash	653	675	112	89	541	586
Intersegment notes receivable	—	—	480	334	754	456
Financial receivables from Iveco Group N.V.	262	168	155	50	107	118
Derivatives hedging debt	9	(37)	(15)	(29)	24	(8)
Net Cash (Debt)(2)	$(23,939)	$(22,947)	$(2,791)	$(1,727)	$(21,148)	$(21,220)
(1)Total (Debt) of Industrial Activities includes Intersegment notes payable to Financial Services of $754 million and $456 million as of September 30, 2025 and December 31, 2024, respectively. Total (Debt) of Financial Services includes Intersegment notes payable to Industrial Activities of $480 million and $334 million as of September 30, 2025 and December 31, 2024, respectively.
(2)The net intersegment receivable/(payable) balance recorded by Financial Services relating to Industrial Activities was $274 million and $122 million as of September 30, 2025 and December 31, 2024, respectively.
Excluding negative exchange rate differences of $1,360 million, Net (Debt) at September 30, 2025 decreased by $368 million compared to December 31, 2024. The decrease was primarily driven by lower Financial Services debt due to reduced portfolio receivables, partially offset by higher Net Industrial Debt from free cash flow absorption, shareholder dividends and share buybacks.
At September 30, 2025, available committed unsecured facilities expiring after twelve months totaled approximately $5.8 billion ($5.5 billion at December 31, 2024). Committed asset-backed facilities expiring after twelve months totaled approximately $3.7 billion at both dates, of which $3.5 billion was utilized at September 30, 2025 ($3.1 billion at December 31, 2024).
With the liquidity position at the end of September 2025 and the demonstrated access to the financial markets, CNH believes that its cash and cash equivalents, access to credit facilities and cash flows from future operations will be adequate to fund its known cash needs.
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
At September 30, 2025, the Company was in compliance with all covenants in the credit agreement.
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

The Company responded to subpoenas issued by the Securities and Exchange Commission (the "SEC") requesting information and documents relating to our revenue recognition and sales practices. The Company cooperated with the SEC's inquiry and provided responsive documents and information. On July 25, 2025, the Company was notified by the SEC Staff that it had concluded its inquiry and did not intend to recommend any enforcement action to the Commission.
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
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods related products, changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, which could consequently affect demand of our products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other post-employment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2025.
Material Weakness in Internal Control over Financial Reporting – Inventory Management
In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting that remains unremediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness relates to deficiencies in the operating effectiveness of internal controls related to the existence and completeness of raw material and work-in-process inventory.
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
We, with the oversight of the Audit Committee of the Board of Directors, are taking actions to remediate the material weakness in internal control over financial reporting. Such remediation actions are ongoing and include:
1.We have engaged consulting professionals with knowledge and experience specific to cycle count internal controls to assist us in developing a remediation plan. The outside consulting professionals have evaluated and made recommendations to improve our current raw material and work-in-process cycle count program and full-physical inventory controls, including more effective use of the IT systems used to facilitate these inventory counts, to ensure compliance with our policies;
2.We are planning the execution of full-physical inventory counts of raw material and work-in-process inventory in the fourth quarter of 2025 at certain locations;
3.We have developed standard operating procedures to ensure consistent communication of the raw material and work-in-process inventory count processes and adherence to our cycle count policy at facilities managed by us and third-party warehouse service providers;
4.We have provided training on standard operating procedures, cycle count policy and related internal controls to plant personnel responsible for the cycle count program and inventory processes and continue to reinforce our policies and procedures to ensure the controls are operating effectively going forward.
Changes in Internal Control over Financial Reporting
As described above, the Company has taken steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company's purchases of its common shares under its buyback programs during the three months ended September 30, 2025, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
7/1/2025 - 7/31/2025	—	—	344,690,505
8/1/2025 - 8/31/2025	418,010	11.97	339,686,340
9/1/2025 - 9/30/2025	4,026,224	11.18	294,653,034
Total	4,444,234		294,653,034
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

31.1	Certification of Chief Executive Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CNH Industrial NV, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of CNH Industrial NV and Chief Financial Officer of CNH Industrial NV, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101
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
November 7, 2025