Form 10-K
period 2025-12-31
CNH Industrial N.V.
filed 2026-02-26
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate quoted market price of common shares of the registrant held by non-affiliates at June 30, 2025 was approximately $11.5 billion. At January 31, 2026, there were 1,240,946,574 common shares, par value €0.01 per share, of the registrant outstanding.
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2026 Annual General Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

CNH INDUSTRIAL N.V.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

PART I
Item 1.    Business
CNH Industrial N.V. ("CNH" or the "Company") was formed in 2013 by the business combination transaction between Fiat Industrial S.p.A. and its subsidiary CNH Global N.V.. CNH was incorporated on November 23, 2012, as a public limited liability company (naamloze vennootschap) under the laws of the Netherlands. The Company's principal office is at Cranes Farm Road, Basildon, Essex, SS14 3AD, United Kingdom (telephone number: +44-207-9251-964). CNH's agent for U.S. federal securities law purposes is Britton Worthen, c/o CNH Industrial America LLC, 711 Jorie Boulevard, Oak Brook, Illinois 60523 (telephone number +1-331-256-0594).
Unless otherwise indicated or the context otherwise requires, as used in this Annual Report, the term "CNH", "we", "us", "our" or "the Company" refer to CNH Industrial N.V. together with its consolidated subsidiaries.
Business Overview
General
CNH is a leading global equipment company that develops, manufactures and sells agricultural and construction equipment. In addition, CNH's Financial Services segment offers an array of financial products and services, including:
•Retail financing for end customers purchasing or leasing new and/or used CNH equipment and/or other manufacturers' products, as well as other retail financing programs.
•Wholesale financing to dealers.
CNH's global network includes industrial, commercial and financial services subsidiaries located in 32 countries and a commercial presence in approximately 166 countries.
We are committed to driving sustainable organic growth by strategically investing in initiatives that expand our market leadership, advance technology integration through our "Iron + Tech" strategy, with a focus on precision agriculture, automation, connectivity, and autonomy and strengthen our commercial presence across global agriculture and construction equipment industries. The key pillars of our organic growth include:
•Product and Technology Leadership: By advancing the integration of core industrial capabilities with emerging technologies, we enhance innovation, deliver differentiated solutions, and remain well-positioned to be at the forefront of industry transformation.
•Commercial Expansion: We continue to broaden our market reach through targeted sales initiatives, dealer network rationalization, and customer engagement programs. These actions are designed to increase brand visibility, capture new demand in emerging markets, and deepen relationships with existing customers.
Together, these pillars support our strategy to drive sustainable, organic growth. By aligning commercial excellence with product and technology leadership, we strengthen our competitive position and deliver consistent value to customers, dealers, employees, and shareholders worldwide.
The Company's "Iron + Tech" strategy aims to advance product leadership and technology integration by:
•Expanding full line offerings across harvesters, tractors, crop protection, and production equipment.
•Internalizing foundational technologies, launching new precision solutions, and leveraging artificial intelligence tools.
•Delivering full line leadership through the launch of new generation combines, a complete refresh of the tractor lineup, and equipping all large product lines with factory fit foundational Precision Technology.
Through these initiatives, CNH is embedding advanced technologies across its product portfolio to enhance productivity, efficiency, and sustainability for customers in its Agriculture and Construction segments.
CNH operates through three business segments: Agriculture, Construction and Financial Services. The Agriculture and Construction segments are collectively referred to as "Industrial Activities."
Geographic Regions
Certain financial information in this Annual Report is presented by geographic region, which are defined as follows:
•North America: United States, Canada and Mexico;

•Europe, Middle East and Africa ("EMEA"): member countries of the European Union, European Free Trade Association, the United Kingdom, Ukraine and Balkans, Türkiye, Uzbekistan, Pakistan, the African continent and the Middle East;
•South America: Central and South America, and the Caribbean Islands;
•Asia Pacific: Continental Asia (including the India subcontinent), Indonesia, Japan and Oceania.
Certain industry information in this Annual Report has been presented on a worldwide basis which includes all countries. Management estimates of industry information are generally based on retail unit sales data in North America and South America, on registrations of equipment in most of Europe, and various other markets, and on retail and shipment unit data collected by a central information bureau appointed by equipment manufacturers associations, including the Association of Equipment Manufacturers in North America, the Committee for European Construction Equipment in Europe, the Associação Nacional dos Fabricantes de Veículos Automotores in Brazil, the Japan Construction Equipment Manufacturers Association, and the Korea Construction Equipment Manufacturers Association, as well as on other shipment data collected by independent service bureaus. Not all agricultural or construction equipment is registered, and registration data may thus underestimate, perhaps substantially, actual retail industry unit sales demand, particularly for local manufacturers in China, Southeast Asia, Eastern Europe, Türkiye, Brazil, and in countries where local shipments are not reported.
Business Segments
The Agriculture segment develops, manufactures, distributes and supports a full line of agriculture equipment, implements and precision agriculture solutions. The Agriculture segment also supports customers throughout the equipment lifecycle with aftermarket solutions including guidance, automated steering systems, and application control products across a full line of equipment. We seek to ensure that our customers have technology options at every stage of their precision technology adoption journey.
Agriculture's product lines include tractors, harvesters, hay and forage equipment, seeding and planting equipment, and self-propelled sprayers.
Case IH and New Holland are our two leading global brands. Our regional and technology brands cater to specific regions around the world. They operate closely with customers to provide specialist solutions.
Our primary brands and products for the Agriculture segment are as follows:
•Case IH specializes in powerful and productive machinery including track technology and precision farming solutions for cash and high-value crops, such as sugarcane and cotton, particularly for larger farms. Products sold through our Case IH brand include tractors, harvesters (grain and sugarcane) and crop protection and tillage precision farming solutions.
•New Holland offers a broad range of equipment that caters to a wide range of farmers, with specific solutions for harvesting, specialty applications, hay and forage, livestock, vineyards and orchards, as well as methane power solutions. Products sold through our New Holland brand include tractors, harvesters (grain and specialty crops such as grapes and olives), hay and forage equipment, crop protection and tillage solutions (primarily for small grains) and precision farming solutions.
•STEYR is a regional brand, sold primarily in European markets, that specializes in small- to mid-sized tractors for the agricultural, municipal and forestry segments.
•Raven is a global technology brand primarily focused on developing disruptive agricultural technologies that seek to solve in-field challenges and provide automated and autonomous farming solutions.
New and emerging technologies are transforming the industries we serve. We are investing in integrated solutions and precision technologies across its equipment portfolio, including digital platforms, global navigation satellite system ("GNSS") positioning, connectivity, displays, automation, and autonomy.
Our core technology capabilities have been strengthened through strategic acquisitions. In 2021, we acquired Raven Industries, Inc., ("Raven") enhancing our precision agriculture and automation expertise. In 2023, we acquired Hemisphere GNSS ("Hemisphere"), enabling us to design, manufacture, sell, and service precise GNSS solutions for agriculture and construction. In 2023, we acquired Augmenta Holding SAS ("Augmenta"), a machine vision company that automates and optimizes farming operations using real-time, multi-spectral sensors and agronomic insights.
The Construction segment develops, manufactures, distributes and supports a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, and compact track loaders, along with a wide variety of attachments. The Construction segment also supports customers throughout the equipment lifecycle with aftermarket solutions that enhance productivity and equipment performance across the full product line. We seek to ensure that our customers have technology options at every stage of their precision technology adoption journey.
Construction's product lines are sold primarily under the global CASE Construction Equipment ("CASE") and New Holland Construction brands, and include a range of heavy and light construction equipment. Heavy construction equipment product lines include general construction equipment such as large excavators and wheel loaders, and road building and site preparation equipment such as compactors, graders and dozers. Light construction equipment is also known as compact and service equipment, and its product lines include backhoe loaders, skid steer and tracked loaders, mini and midi excavators, and compact wheel loaders.
Our primary products and brands for the Construction segment are as follows:
•New Holland Construction is a global brand that offers a wide range of equipment for farming, landscaping, and construction appliances. Products sold through our New Holland Construction brand include skid steer loaders, compact track and wheel loaders, mini track loaders and excavators, loader backhoes, tractor loaders, small articulated loaders, forklifts and specialized attachments.
•Case Construction is a global brand that designs and builds powerful construction equipment designed to meet the needs of the construction industry. Products sold through our Case Construction brand include mini and heavy excavators, motor graders, wheel and tractor loaders, vibratory compaction rollers, compact dozers and track loaders, crawler dozers, skid steer and mini track loaders, compact track loaders, rough terrain forklifts, electrical vehicle ("EV") options and specialized attachments.
•Eurocomach is a regional brand that sells products in more than 40 countries and focuses on compact equipment for construction and related applications. Products sold through our Eurocomach brand include mini and midi excavators, compact track and wheel loaders, MTL50 track loaders for small and confined spaces and specialized attachments.
In 2021, we completed the acquisition of Sampierana S.p.A., which provides us direct control over technology and manufacturing of mini and midi excavators. This acquisition strengthened our vertical integration in compact equipment and enhanced our ability to deliver innovative solutions to customers. In 2023, we developed and launched our first range of mini track loaders under our Eurocomach brand, further expanding our product portfolio and reinforcing our commitment to innovation and customer needs.
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
We began production and distribution of full-electric compact construction equipment in 2023. This includes electric mini excavators, compact wheel loaders, tractor loader backhoes and small articulated loaders. We plan to continue delivering further battery-powered compact construction equipment solutions to help our customers operate in enclosed and municipal job sites calling for no, or reduced, tailpipe emissions.
The Financial Services segment provides and administers financing to end-use customers for the purchase of new and used agricultural and construction equipment and components sold through CNH's dealer network, as well as revolving charge account financing and other financial services. Financial Services also provides wholesale financing to CNH dealers and distributors primarily to finance inventories of equipment. Furthermore, Financial Services provides trade receivables factoring services to CNH subsidiaries. The European Financial Services operations are supported by the Iveco Group's Financial Services segment. Financial Services also provides financial products and services to dealers and end customers of Iveco Group companies in the North America, South America and Asia Pacific regions. The segment is referred to commercially as CNH Capital - the captive financial provider for the CNH family of brands, specializing in agricultural and construction equipment. In Brazil, it operates under the brand of Banco CNH.
Industry Overview
The agricultural and construction equipment industries are undergoing significant transformation driven by technological innovation. Emerging technologies are reshaping operational efficiency, sustainability, and competitiveness across the sector. Advances in precision agriculture, autonomous equipment, robotics, connectivity, and renewable energy integration are increasingly influencing product development and customer adoption.
These advancements are enabling greater productivity, reduced environmental impact, and enhanced data-driven decision making for customers. At the same time, they are accelerating the industry’s transition toward more sustainable practices and diversified energy solutions. CNH is actively investing in these areas to strengthen its portfolio, expand digital capabilities, and support customers in achieving higher returns on their operations.

As innovation continues to reshape the industry landscape, companies that successfully integrate advanced technologies into their equipment and services are expected to gain competitive advantage and capture new growth opportunities.
Agriculture
The agricultural machinery industry is generally segmented into farm types, including row crop, dairy and livestock operations. Row crop farmers, including cash‑crop producers, typically purchase tractors at the mid-to-upper end of the horsepower ("hp") range, as well as combine harvesters, harvesting equipment and crop production equipment. Dairy and livestock farmers typically buy and utilize tractors in the mid-to-lower hp range, along with crop preparation and crop packaging implements.
The key factors influencing sales of agricultural equipment include the level of net farm income, the impact of government subsidy programs, and weather and climate conditions. Net farm income is primarily affected by commodity and/or livestock prices, changes in acreage planted, stock levels, crop yields, farm operating expenses (including fuel and fertilizer costs), fluctuations in currency exchange rates, government subsidies, tax incentives and trade policies. Inventory levels and the value of used equipment also affect the level of new equipment sales. Cash-crop producers are also very interested in equipment technology and automation innovations, which drive better yields and reduce dependence on increasingly scarce skilled labor.
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
Government farm programs, including the amount and timing of government payments, are a key income driver for farmers raising certain commodity crops in the United States ("U.S.") and the European Union. The existence of comprehensive subsidies in these agricultural/farm markets reduces the effects of cyclicality in the agricultural equipment business. The existence and extent of subsidies depends largely on the U.S. Farm Bill and programs administered by the United States Department of Agriculture, the Common Agricultural Policy of the European Union and World Trade Organization negotiations. Additionally, the Brazilian government subsidizes the purchase of agricultural equipment through low-rate financing programs administered by the Banco Nacional de Desenvolvimento Economico e Social ("BNDES"). These programs have had over the years a significant influence on sales.
The demand for biofuels has created an associated demand for agriculturally based feedstocks, which are used to produce biofuels. Currently, most of the ethanol in the U.S. and Europe is extracted from corn, while in Brazil it is primarily extracted from sugar cane and increasingly from corn. Biodiesel is typically extracted from soybeans and rapeseed oil in the U.S. and Brazil, and from rapeseed and other oil seeds as well as food waste by-products in Europe. The use of corn and soybeans for biofuel has been one of the main factors affecting the supply and demand relationships, as well as the price for these crops. The economic feasibility of biofuels is significantly impacted by the price of oil. As the price of oil falls, biofuels become a less attractive alternative energy source. This relationship will, however, be impacted by government policy and mandates as governments around the world consider ways to combat global warming and avoid potential energy resource issues in the future.
With the use of a bio-digester, animal and food waste can be processed to produce biomethane. CNH has developed a methane-powered tractor under its New Holland brand that can also run on methane produced on the farm from animal and food waste. CNH has a controlling stake in Bennamann Ltd ("Bennamann"), a United Kingdom ("U.K.") based technology company, that is developing a solution to capture fugitive emissions of methane from livestock farm waste and convert them into better-than-zero-carbon biofuel.
The developments in precision technology and solutions are designed to help farmers increase yields while reducing input costs in labor, fertilizer, chemicals and water. As a result, precision agriculture technology is expected to drive replacement demand for new farm equipment, as these technologies reduce the time and effort required for individual tasks and improve overall farm efficiency.
While the agricultural equipment industry is currently experiencing a cyclical downturn, particularly in large agriculture in the Americas, we continue to view long‑term fundamentals as attractive, supported by global protein demand, finite arable land, and increasing adoption of precision technologies. Our investment priorities and product roadmap are designed to position CNH to benefit as industry conditions normalize.

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
Although the demand for new construction equipment tends to decrease during periods of economic stagnation or recession, the after-sales market is historically less volatile than the new equipment market and, therefore, helps limit the impact of declines in new equipment sales on the operating results of full-line manufacturers.
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
Equipment rental is a significant element of the construction equipment market. Compared to the U.K. and Japan, where there is an established market for long-term equipment rentals as a result of favorable tax treatment, the rental market in North America and Western Europe (except for the U.K.) consists mainly of short-term rentals of light construction equipment to individuals or small contractors for which the purchase of equipment is not cost effective or that need specialized equipment for specific jobs. In North America, the main rental product has traditionally been the backhoe loader, and, in Western Europe, it has been the mini-excavator. As the market has evolved, a greater variety of light and heavy equipment products have become available for rent. In addition, rental companies have allowed contractors to rent machines for longer periods instead of purchasing the equipment, enabling contractors to complete specific job requirements with greater flexibility and cost control. Large, national rental companies can significantly impact the construction equipment market, with purchase volumes being driven by their decisions to increase or decrease the size of their rental fleets based on rental utilization rates.

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
Industrial Activities
Competition
The agriculture and construction equipment industries are highly competitive at both global and regional levels. We compete with: (i) large global full-line equipment manufacturers with a presence in every market and a broad range of products that cover most customer needs, (ii) manufacturers who are product specialists focused on particular industry segments on either a global or regional basis, (iii) regional full-line manufacturers, some of which are expanding worldwide to build a global presence, and (iv) local, low-cost manufacturers in individual markets, particularly in emerging markets such as Eastern Europe, India and China.
Competitive dynamics are driven by cyclical demand, technological change, regulatory requirements, and evolving customer expectations. Key competitive factors include:
•Product Performance and Reliability: Productivity, durability, fuel efficiency, uptime, and adaptability to precision technologies.
•Innovation and Quality: Investment in research and development to deliver new features, digital solutions, and sustainable technologies, supported by high manufacturing standards, safety, and environmental compliance.
•Distribution and Dealer Network Strength: Broad and effective dealer and service networks that ensure coverage, delivery, and customer accessibility.
•Customer Service and Support: After‑sales service, parts availability, financing, and technical support to minimize downtime and enhance productivity.
•Pricing and Cost Competitiveness: Balancing premium positioning with competitive pricing, particularly in emerging markets and during downturns. Compliance with evolving engine emissions standards is a critical competitive factor, particularly in regions subject to frequent regulatory change such as Europe and North America. New legislation in India and China has also further increased product costs and intensified global competition.
Competitive positioning is increasingly influenced by technology integration, sustainability initiatives, and regulatory compliance. Long‑term industry leadership depends on the integration of advanced technologies—including autonomous solutions, connected equipment, and precision agriculture tools—while maintaining compliance with stringent emissions and safety standards.
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
Sales and Distribution
CNH is advancing its commercial excellence strategy by strengthening its dual-branded dealer network and enhancing customer service capabilities. Our integrated and regionally tailored dealer network and brand strategy are designed to improve market coverage, align with local customer needs, and reinforce the distinct value propositions of our Case IH and New Holland brands.
We predominantly sell and distribute our Agriculture and Construction products through dealers. The Agriculture dealer network includes more than 2,300 dealer owners operating over 5,000 locations/points of sale. Construction products are sold through approximately 400 full-line dealers and distributors with approximately 1,700 points of sale. Agriculture and Construction dealers are almost all independently owned and operated. Some Agriculture dealers also sell construction equipment. Our dealers are responsible for retail sales of equipment to end users and after-sales service and support. In the United States, Canada, most of Western Europe, Brazil, Argentina, India, China, Thailand, Australia, New Zealand, and South Africa products are generally distributed directly through the independent dealer network. In the rest of the world, products are either sold to independent distributors who then resell to dealers, or to importers who sell products to retail customers. In Turkey, Japan, Mexico and Pakistan, we also distribute our products through our joint ventures.
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
Although we believe that it is generally more cost-effective to distribute our agricultural and construction equipment products through independent dealers, as of December 31, 2025, we operate a network of owned dealers for Case IH and the Construction segment in South Africa following the acquisition of our former distributor in that country. We also promote a selective dealer development program in territories with growth potential but underdeveloped representation of our brands. This program typically involves a transfer of ownership to a qualified operator through a buy-out or private investment after a few years.
Precision technology is integrated with our Agriculture equipment as well as offered as aftermarket parts for retrofit solutions through our dealer network. Raven-branded products are distributed through the CNH dealer network in all regions and through independent dealer/distributor networks, some of which are affiliated with strategic and industry partners. Raven products and services are also sold to third-party companies for inclusion in their respective equipment.
Pricing and Promotion
We sell most of our products and parts to our dealers and distributors at wholesale prices that reflect a discount from the manufacturer-suggested list prices. In the ordinary course of business, we engage in promotional campaigns that may include price incentives or preferential financing terms when a product is sold by a dealer to end-use customers. Such price incentives are generally accrued when we originally sell our products to dealers and distributors, and it is then disbursed at the time of the retail sale. The retail transaction price of any piece of equipment is determined by the individual dealer or distributor and generally depends on market conditions, features, options and, potentially, regulatory requirements. Retail transaction prices may differ from the manufacturer-suggested list prices, as a result of different factors (markets' demand, customer-specific requirements, local market conditions, general economic conditions, access to financing, etc.).
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
Parts and Services
The quality and timely availability of parts and services are important competitive factors for each of our businesses, as they are significant elements of overall customer satisfaction and important considerations in a customer's original equipment purchase decision. We supply parts, many of which are proprietary, to support items in the current product lines as well as for products we have sold in the past. We also offer personalized aftersales customer assistance programs that provide a wide range of modular and flexible maintenance and repair contracts, as well as warranty extension services, to meet a variety of customer needs and to support the equipment's value over time. Many of our products can have economically productive lives of more than 20 years when properly maintained, and each unit has the potential to produce a long-term parts and services revenue stream for us and our dealers. To further support the productive life of the equipment, connected technology within our machines has allowed us, together with our cloud-based control rooms and our dealer service shops, to obtain results through analytics blended with the professional knowledge of our products experts. We are increasing the number of connected units proactively supported by control rooms that leverage service alarms, operator insights, and predictive repairs and maintenance, enriching a suite of machine and farm data.
As of December 31, 2025, we operated and administered 30 parts depots worldwide which support both Agriculture and Construction, either directly, through a joint venture, or through arrangements with warehouse service providers. This network includes eight parts depots in North America, twelve in EMEA, two in South America, and eight in other regions.
Manufacturing
The efficiency of our manufacturing, logistics, and scheduling systems is dependent on forecasts of industry volumes and our anticipated share of industry sales, which is predicated on our ability to compete successfully with others in the marketplace. We compete based on product performance, customer service, quality, precision technology and other innovations and prices. The environment is by nature competitive from a pricing standpoint, but we have been able to mitigate inflationary cost increases with positive price realization. There is no guarantee that we can maintain positive price realization in the future.
The ability of our supply chain and manufacturing system to timely deliver finished goods is also critical to meeting customer expectations. Failure to do so might imply losses of competitiveness. We pursue continuous improvements in manufacturing processes, supply chain management, and resource allocation to reduce costs, improve productivity, and respond more effectively to market fluctuations.
A focus on quality is embedded across our operating philosophy. We pursue rigorous standards in product design, engineering, and after-sales service in order to reinforce customer trust, reduce warranty risks, and support long-term product reliability.
Suppliers
We purchase certain materials, parts, components and services from third party suppliers. We view our supplier relationships as critical to our operational effectiveness. Certain components and parts used in our products are available from a single supplier and cannot be sourced quickly otherwise. The sudden or unexpected interruption in the availability of certain of our suppliers' raw materials, parts, and components could result in delays in, or increases in the costs of production.
We seek to mitigate these risks by strengthening our supply chain resiliency through diversification, inventory management, contingency planning, and continuous monitoring of supplier performance and stability. We assess a broad range of potential exposures, including financial viability, capacity, continuity, labor, quality, delivery, cybersecurity, and weather‑related events. To address disruptions, we employ measures such as prioritizing material allocations, multi‑sourcing, securing long‑term supply agreements, and utilizing alternative logistics solutions in an effort to maintain continuity of operations.
We are continuing our multi-year supply chain transformation through the Strategic Sourcing Program ("SSP") initiated in 2023. The SSP is designed to leverage our long-term relationships with our current suppliers and support the establishment of long-term relationships with new suppliers to capture the best total value across the supply chain and to foster co-development and co-innovation initiatives.
Research and Development ("R&D") and Intellectual Properties
In a continuously and rapidly changing competitive environment, our R&D activities are a strategic component of our growth and long-term progress, focused on accelerating time-to-market and leveraging specialized expertise in different markets.
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
We are making targeted investments to develop equipment that enhances farmer productivity and profitability. These investments include precision agriculture technologies, autonomous and connected solutions, and sustainable equipment platforms designed to reduce input costs and improve efficiency. By aligning our R&D priorities with customer demands and regulatory requirements, we aim to deliver differentiated products that support long‑term leadership in the agriculture and construction equipment industries.

Joint Ventures
As part of a strategy to enter and expand in new markets, we are also involved in several commercial and/or manufacturing joint ventures. On December 31, 2025, these are the following:
◦in Türkiye, we own 37.5% of TürkTraktör ve Ziraat Makineleri A.S., which manufactures and distributes various models of both New Holland and Case IH tractors;
◦in Japan, we own 50% of New Holland HFT Japan Inc. ("HFT"), which distributes our products in Japan. HFT imports and sells the full range of New Holland agricultural equipment;
◦in Mexico, we own 50% of CNH de Mexico S.A. de C.V.,which manufactures New Holland agricultural equipment and distributes our agricultural equipment through one or more of its wholly-owned subsidiaries;
◦in Pakistan, we own 43.2% of Al Ghazi Tractors Ltd., which manufactures and distributes New Holland tractors.
Financial Services
Financial Services offers a range of financial products and services to dealers and customers in the various regions in which it operates. Retail financing products primarily include retail notes, finance leases and operating leases to end use customers and revolving charge account financing to purchase parts, service, rentals, implements and attachments from CNH dealers. Wholesale financing consists primarily of dealer floorplan financing as well as the management and purchase of trade receivables from CNH subsidiaries. Dealer floorplan financing gives dealers the ability to maintain a representative inventory of products. In addition, Financial Services provides financing to dealers for used equipment and machines taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a captive finance business, Financial Services is reliant on and supports the operations of Agriculture and Construction, their dealers, and customers, and plays an important stabilizing role through industry cycles by supporting retail demand, dealer inventories, and adoption of new precision and connected technologies.
Financial Services supports the growth of Industrial Activities by developing and structuring financial products with the objective of supporting equipment and parts sales as well as customer loyalty. Financial Services' strategy is to grow a core financing business to support the sale of our equipment and parts while at the same time maintaining its portfolio credit quality, service levels, operational effectiveness and customer satisfaction. Financial Services also offers products to finance third party equipment and machines sold through our dealer network or within our core businesses. Financed third party equipment includes used equipment taken in trade by our dealers or equipment used in conjunction with or attached to our products.
In North America, retail customer and dealer financing activities, which support the sales of Agriculture and Construction, are managed through our wholly-owned financial services subsidiaries under the name of CNH Capital.
In EMEA, retail customer financing for Agriculture and Construction equipment is primarily provided through CNH Industrial Capital Europe S.a.S. This entity is majority owned by BNP Paribas, and 24.95% owned by CNH Industrial N.V. through its joint venture CIFINS S.p.A.. Additionally, there are vendor programs with banking partners that provide customer financing to our industrial segments in certain countries.
In Europe, companies within Iveco Group's Financial Services segment manage and service CNH dealer financing receivables that are funded through a dedicated securitization. CNH Industrial Capital Solutions S.p.A. retains the securitization program's junior notes and therefore retains substantially all of the risks and benefits of the underlying wholesale receivables.
For South America, retail customer and dealer financing activities are managed through our wholly-owned financial services subsidiary which supports the sales of Agriculture and Construction. For retail customer financing in Brazil, Banco CNH Industrial Capital S.A. also serves as a lender for funding provided by BNDES, a federally-owned financial institution linked to the Brazilian Ministry of Development, Industry and Foreign Trade. In Argentina, vendor programs with banking partners are also utilized. CNH Financial Services serves as a lender for Iveco Group dealers and end customers in the region and assumes the credit risk associated with those financing arrangements.
In Asia Pacific, CNH Financial Services supports the sales of Agriculture and Construction by providing retail customer and dealer financing activities in Australia, New Zealand and India, managed through wholly-owned financial services companies. In China, Agriculture dealer financing activities are provided by and managed through a wholly-owned financial services company. CNH Financial Services serves as a lender for Iveco Group dealers and end customers in Australia and New Zealand and assumes the credit risk associated with those financing arrangements.
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
Financial Services' guidelines for minimum down payments for equipment generally range from 5% to 30% of the actual sales price, depending on equipment types, repayment terms, and customer credit quality. Finance charges are sometimes waived for specified periods or reduced on certain equipment sold or leased in advance of the season of use or in connection with other sales promotions. For periods during which finance charges are waived or reduced on the retail notes or leases, Financial Services generally receives compensation from the applicable Industrial Activities segment based on Financial Services' estimated costs and a targeted return on equity. The cost is recognized as a reduction in "Net sales" for the applicable Industrial Activities segment.
Dealer Financing
Financial Services provides dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have a fixed period of "interest-free" financing to dealers. During the "interest-free" period, the applicable Industrial Activities segment compensates Financial Services based on Financial Services' estimated costs and a targeted return on equity. The cost is recognized as a reduction in "Net sales" for the applicable Industrial Activities segment. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until Financial Services receives payment in full.
A wholesale underwriting group reviews dealer financial information and payment performance to establish credit lines for each dealer. In setting these credit lines, Financial Services seeks to meet the reasonable requirements of each dealer while managing its own exposure to any one dealer. All risks are underwritten and supported by Financial Services. The credit lines are secured by the equipment financed. Dealer credit agreements generally include a requirement to repay individual receivables at the time of the retail sale of the related unit. Financial Services leverages employees, third‑party contractors, and digital technologies like "geo-fencing" to conduct periodic stock audits at individual dealerships to confirm that the financed equipment is maintained in inventory. These audits are unannounced, and their frequency varies by dealer and depends on the dealer's financial strength, payment history, and prior performance.
Factoring
Financial Services also provides intragroup factoring of trade and other receivables. This activity involves the purchase, without recourse, of receivables of CNH subsidiaries, originating from the Industrial Activities segments, and due from third or related parties.
Sources of Funding
The long-term profitability of Financial Services' activities largely depends on the cyclical nature of the industries in which we operate, the credit quality of customers, interest rate volatility, and the ability to access funding on competitive terms. Financial Services funds its operations and lending activity through a combination of term receivable securitizations, committed secured and unsecured facilities, uncommitted lines of credit, unsecured bonds, unsecured commercial paper, affiliated financing, and retained earnings. Financial Services' current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.
Financial Services has periodically accessed the asset-backed securities ("ABS") markets in the United States, Canada, and Australia, as part of its retail note and wholesale financing programs when those markets offer funding opportunities on competitive terms. Financial Services has also accessed the unsecured bond market in the United States, Canada, Brazil, Argentina and Australia and commercial paper markets in the United States to diversify its funding sources. Financial Services' ability to access these markets will depend, in part, upon general economic conditions and Financial Services' financial condition and portfolio performance. These factors can be negatively affected by cyclical swings in the industries in which we operate.
Competition
The financial services industry is highly competitive. Financial Services competes primarily with banks, equipment finance and leasing companies and other financial institutions. Typically, this competition is based upon the financial products and services offered, customer service, financial terms, and interest rates charged. Financial Services' ability to compete successfully depends upon, among other things, the availability and competitiveness of funding resources, the development of competitive financial products and services, and licensing or other governmental regulations.

Global Human Capital
All CNH employees contribute to the Company's performance in diverse ways, each playing a key role in achieving our business objectives. The conviction that people are the company's greatest asset is the baseline principle of our Human Capital Management Guidelines which aim to increase organizational effectiveness. The Company has identified five key core beliefs that have been cascaded to the entire organization: Customer First, One Team, Grow Together, Make it Simple, and Be the Best. Specific tools (recognition, story-telling and feedback) are used to reinforce these behaviors and are embedded in the Company's Performance & Talent Management processes. We strongly believe that sharing a common culture will help attract, develop and retain talent, ultimately allowing the Company to be more competitive. Our focus on quality, safety, and customer advocacy is embedded in these behaviors and underpins our operational initiatives to reduce the cost of non‑quality and improve customer satisfaction over time.
Employees
The ability to attract, develop and retain qualified employees is crucial to the success of the Company and its ability to create long-term value. The Company's business is labor intensive by nature, which is reflected in the high number of hourly employees. As of December 31, 2025, CNH had 34,197 employees including 9,129 employees in the U.S. and Canada. CNH also engages consultants, independent contractors, and temporary and part-time workers. Approximately 400 hourly manufacturing employees in the United States are covered by a collective bargaining agreement with the United Automobile, Aerospace, and Agricultural Implement Workers of America, which expires on May 2, 2026. Additionally, approximately 500 U.S. manufacturing employees are covered by a collective bargaining agreement with the International Association of Machinists, which expires on April 30, 2028. In Canada, a small number of employees are covered by a collective bargaining agreement with the United Steelworkers Local Union No. 5917, which expires on April 15, 2026, and negotiations for a new collective agreement are underway. In Europe, most employees are covered by collective labor agreements ("CLAs") stipulated either by a CNH subsidiary or by the employer association for the specific industry to which the CNH subsidiary belongs in the given country. Outside North America and Europe, CNH enters into employment contracts and agreements in countries where such relationships are mandatory or customary.
Refer to Part I, Item 1A. "Risk Factors" for a discussion of the risks associated with our employment relationships.
Employee Engagement
The Global Leadership Team has reaffirmed the Company's commitment to rejecting any forms of discrimination and fostering an environment in which every individual has equal opportunities for professional growth based on their skills and abilities.
Code of Conduct
CNH's Code of Conduct (the "Code") is one of the pillars of the Company's corporate governance system, which regulates the decision-making process, and guides how the Company and its employees interact with each other and with all stakeholders. The Code summarizes the values the Company recognizes, adheres to, and promotes, and provides specific guidance to employees on conducting their work with integrity and in alignment with those values. CNH requires all employees to complete training on the Code and to regularly certify compliance with it. Additionally, the Company maintains a global ethics and integrity helpline for employees and stakeholders to report questions or concerns regarding potential violations of the Code, Company policies, or the law.
Employee Health and Safety
CNH's approach to occupational health and safety is based on preventive and proactive measures, implemented both collectively and individually, aimed at minimizing the risk of injury in the workplace. The Company endeavors to ensure optimal working conditions, applying principles of industrial hygiene, ergonomics, and occupational safety across its processes. Its safety management system includes the involvement of employees in identifying and reporting work related hazards, risks, and potentially unsafe situations. This approach is intended to promote common, ethical occupational health and safety principles, and enables the achievement of improvement targets using various tools, including training and awareness campaigns. Key areas of focus are pursuit of a zero-accident and zero-injury rate, extension of ISO 45001 certification, and implementation of initiatives to increase employee health and safety awareness via multiple tools (e.g., training courses, corporate Intranet, video tutorials).

Employee Compensation and Benefits
The Company is committed to providing a base pay that, in compliance with local regulations, is competitive with the local market, affordable from a business perspective, and aligned with the Company's achieve and earn philosophy. CNH has defined a compensation approach that is comprised of several different components. This comprehensive package rewards employees for their contribution to the Company's results and allows them to have their share in the business success they help to create. Base salary, benefits, and short and long-term incentives are determined by market-driven benchmarks. Short-term incentives are influenced by individual employee contribution, which is evaluated through a performance evaluation program that is deployed throughout the entire organization. The same metrics and methodology are applied in the annual performance assessment of all eligible employees worldwide. The Company provides employee benefits programs that comply with local regulatory requirements as well as align with market prevalences. Additionally, the Company employs a formal process to monitor the application of its core equity and fairness principles to compensation levels, annual salary reviews, and promotions.
Employee Welfare and Well Being
Employee welfare and well-being initiatives are an important part of the Company's employee engagement. CNH offers well-being initiatives in addition to traditional benefits (such as health care), going beyond its legal obligations in the countries where it operates. The aim is to help employees balance their personal commitments through time and money saving initiatives and flexible working arrangements, while cultivating motivation, pride, and a sense of belonging at work through family activities, engagement with the community and involvement in Company life.
Training and Development
CNH believes that employee training is key to skill management and development. Training allows sharing operational and business know-how, as well as the Company's strategy and values.
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
CNH manages the overall training process through an internet-based global learning management system. The Company provides a consistent global framework for employee development such as Power Skills, LinkedIn Learning, and leadership programs, while complementing it with targeted offerings at the regional and business level. This hybrid approach ensures the Company leverages the benefits of global consistency while tailoring solutions to local needs.
Employees are given the opportunity to indicate development and training needs as part of a Performance Management Process, and to propose actions to support their personal development during the year.
Training effectiveness and efficiency are monitored and measured based on the participants' satisfaction with the initiatives delivered and improvements in their knowledge/skills; in some cases, depending on the learning path, structured follow-ups are provided.
Environmental and Other Regulatory Matters
CNH develops, manufactures and sells products and offers services around the world, subject to product requirements related to equipment emissions, product safety, and fuel efficiency, as well as requirements applicable to the Company's manufacturing facilities concerning air emissions, waste, and water management, handling of hazardous materials, prohibitions on soil contamination, and worker health and safety. These extensive regional, national and local laws and regulations often impact the development of the Company's products, including, but not limited to, required compliance with air emissions standards applicable to engines. CNH has made, and expects to continue to make, significant capital and R&D expenditures to comply with these standards now and in the future.
CNH is conducting environmental investigatory or remedial activities at certain properties that are currently, or were formerly, owned and/or operated by the Company, or that are being decommissioned. The Company believes that the outcome of these activities will not have a material adverse effect on its business, financial position or results of operations while helping to restore environmental conditions.

The Company's operations and the activities of our employees, contractors and agents around the world are subject to the laws and regulations of numerous countries, including the United States. These laws and regulations include data privacy requirements, labor relations laws, tax laws, antitrust regulations, prohibitions on payments to governmental officials and others, federal and state environmental regulations, import and trade restrictions and export requirements. Any violations of such laws or regulations could also result in prohibitions on the Company's ability to offer products and services in one or more countries and could have a material adverse effect on the business, results of operations and financial condition.
CNH global operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as a range of national anti-corruption and antitrust or competition laws that apply within specific jurisdictions. The Company has implemented a compliance program to promote adherence to these laws and reduce the likelihood of potential violations. However, the program may not in every instance protect the Company from acts committed by its employees, agents, contractors, or collaborators that may violate applicable laws or regulations in the jurisdictions in which CNH operates. Such improper actions could subject the Company to civil or criminal investigations and monetary, injunctive and other penalties or damage claims.
Available Information
Our internet address is www.cnh.com. We make the following reports filed by us available, free of charge, on our website under the heading "Investor Relations; Financials; SEC Filings".
•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K; and
•proxy statement, and annual meeting materials for the annual meetings of stockholders.
These reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission ("SEC"). The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. We also provide governance and other company information on our website.
These materials are provided for informational purposes only. None of these materials, including the other materials available on our website, are incorporated by reference into this Annual Report on Form 10-K unless expressly provided herein.

Information about CNH Executive Officers
The names, ages and positions of CNH executive officers as of February 26, 2026 are shown below. CNH executive officers serve at the discretion of the Board of Directors.

Name	Current Position with CNH and Effective Date	Other Principal Positions Held During Past 5 Years
Gerrit Marx (50)	Chief Executive Officer (2024)	CEO of Iveco Group (2022-2024), President of Commercial and Specialty Vehicles at CNH (2019-2021)
James A.J. Nickolas (55)	Chief Financial Officer (2025)	CFO of Martin Marietta Materials, Inc. ( 2017-2025)
Humayun Chishti (51)	President, Construction (2024)	Vice President, Global Finance for CNH Construction (2020-2024), Director of Financial Planning and Analysis for CNH Agriculture (2019)
Douglas MacLeod (55)	President, Financial Services (2024)	President of CNH Industrial Capital LLC (2021- 2023), Global Finance Business Partner for CNH Financial Services (2011-2021)
Stefano Pampalone (58)	Agriculture Chief Commercial Officer (2024)	President, Construction at CNH (2019-2024)
Britton Worthen (52)	Chief Legal and Compliance Officer (2025)	Chief Legal Officer at Nikola Corporation (2015-2025)
Jay Schroeder (55)	Chief Technology Officer (2024)	Global Agriculture Product Development (2021-2023) at CNH, following various R&D and Product Development leadership positions (2020 and prior)
Francesco Tutino (46)	Chief Human Resources Officer (2025)	Group Chief Human Resources & Organizational Officer at Prysmian (2024), Chief Human Resources and IT Officer at Iveco Group (2022-2024)
Item 1A. Risk Factors
We face many risks and uncertainties, any one of which could have a material adverse effect on our business, results of operations and financial condition. This section describes what we consider to be the most significant risks to our business based upon current knowledge, information and assumptions.
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. Words such as "believe," "expect," "estimate," "anticipate," "will," "should," "plan," "forecast," "target," "guide," "project," "intend," "could," and similar words or expressions may signify forward-looking statements. We do not undertake to update any forward-looking statements to reflect events or circumstances that occur after the date on which such forward-looking statement was made, except as required by applicable law.
Forward-looking statements are not guarantees of future performance. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")–Cautionary Note on Forward-Looking Statements," in this Annual Report on Form 10-K.
The following risks should be considered in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the risks and uncertainties described in the Forward-Looking Statements and "Notes to the Consolidated Financial Statements" beginning on page 75. The following is a cautionary discussion of risks, uncertainties, and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of our businesses. Although risks are organized by headings, and each risk is discussed separately, many are interrelated. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the SEC.
SUMMARY RISK FACTORS
Our business is subject to a number of risks, including but not limited to:
Strategic risks — macroeconomic cycles, trade and political risks, competitive and innovation challenges, execution of strategic initiatives, and environmental and demand shifts — are material risks that could adversely affect our results of operations, financial condition and cash flows.
•Global economic conditions, including the agricultural market business cycle, impact our businesses.
•We are exposed to political, economic, trade and other risks beyond our control as a result of operating a global business.
▪International trade policies may impact demand for our products and our competitive position.
•Reduced demand for equipment would reduce our sales and profitability.
•Competitive activity, or failure by us to respond to actions by our competitors, could adversely affect our results of operations.
•Changes in government monetary or fiscal policies may negatively impact our results.
•Our future performance depends on our ability to innovate and on market acceptance of new or existing products.
•If we are unable to deliver precision technology solutions to our customers, it could materially adversely affect our performance.
•We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position.
•We may not realize all of the anticipated benefits from our business improvement and cost reduction initiatives.
•We may not be able to realize anticipated benefits from any acquisitions and, further, challenges associated with strategic alliances may have an adverse impact on our results of operations.
•Our business may be affected by climate-related risks, unfavorable weather conditions or other calamities.
•Changes in demand for food and alternative energy sources could impact our revenues.
Operational risks include supplier and dealer dependencies, emerging‑market and expansion risks, legal and contingent-liability exposures, and workforce and execution challenges that could materially affect our results.
•We depend on suppliers for raw materials, parts and components.
•Our existing operations and expansion plans in emerging markets entail significant risks.
•Dealer equipment sourcing and inventory management decisions could adversely affect our sales.
•Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations.
•We face risks associated with our employment relationships.
•Our ability to execute our strategy depends upon our ability to attract, develop and retain qualified personnel.
Cybersecurity and digital risks include potential breaches, system failures, vulnerabilities in connected products, and technical or regulatory constraints that could limit the development and deployment of advanced automation, any of which could materially affect operations, data security, and our financial or reputational position.
•Cybersecurity breaches or IT system disruptions could impair operations, compromise data, and result in legal, financial, or reputational harm.
•Our information technology systems may be susceptible to cybersecurity threats, failures, and other disruptions.
•Unauthorized access to, or manipulation of, our connected products could diminish customer confidence and result in potential legal or financial exposure.
•Technical or regulatory limitations may impact our ability to develop and deploy advanced automation, autonomy, and artificial intelligence.
•Disruptions or failures in our technology systems could adversely affect our business.
Compliance risks include evolving regulatory requirements, privacy and financial‑services rule changes, enforcement exposure that could materially affect our financial condition, results and investor confidence.
•We are subject to increasingly stringent and evolving laws that impose significant compliance costs.
•We are subject to extensive laws and regulations, the violation of which could expose CNH to potential liabilities, increased costs and other adverse effects. .

•Changes in privacy laws could disrupt our business.
•New regulations or changes in financial services regulations could adversely impact us.
Financial and taxation risks — including financing and covenant constraints, market volatility, Financial Services credit concentration, pension funding, high leverage, tax‑residency and passive foreign investment company ("PFIC") exposure — could materially affect our liquidity, results of operations and cash flows.
•Difficulty in obtaining financing or refinancing existing debt could impact our financial performance.
•We are subject to exchange rate fluctuations, interest rate changes and other market risks.
•Because Financial Services provides financing for a significant portion of our sales worldwide, our operations and financial results could be impacted materially should negative economic conditions affect the financial services industry.
•An increase in delinquencies or repossessions could adversely affect the results of Financial Services.
•We may be exposed to shortfalls in our pension plans.
•We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.
•Restrictive covenants in our debt agreements could limit our financial and operating flexibility.
•CNH Industrial N.V. operates, and intends to continue to operate, as a company that is resident in the U.K. for tax purposes; other tax authorities may treat CNH Industrial N.V. as being tax resident elsewhere.
•The Company could be characterized as a PFIC for U.S. federal income tax purposes
•We may incur additional tax expense or become subject to additional tax exposure.
Risks related to our common shares: The loyalty voting program may reduce share liquidity and market value, entrench existing management, deter potential acquirers and increase governance and investor‑relations risks, any of which could negatively affect the market price of our common shares.
•The loyalty voting program may affect the liquidity of our common shares and reduce our share price.
•The loyalty voting program may prevent or frustrate attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common shares may be lower as a result
These risks should be considered in light of the actions we have taken to strengthen our business model, including targeted cost‑reduction initiatives, supply‑chain transformation programs such as the Strategic Sourcing Program, our company‑wide quality agenda, and maintaining robust liquidity and funding access. While these initiatives do not eliminate the risks described below, they are intended to enhance our resilience through industry cycles and periods of macroeconomic and trade uncertainty.
STRATEGIC RISKS
Global economic conditions, including the agricultural market business cycle, impact our businesses. Our results of operations and financial position are and will continue to be influenced by macroeconomic factors – including changes in gross domestic product, the level of consumer and business confidence, changes in interest rates, the availability of credit, inflation and deflation, energy prices, the cost of commodities or other raw materials, and the imposition of trade tariffs and other trade policies – which exist in the countries and regions in which we operate. Such macroeconomic factors vary from time to time and their effect on our results of operations and financial position cannot be specifically and singularly assessed and/or isolated.
Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in global mix of regions and countries experiencing slower economic growth and investment could have an adverse impact on our business, results of operations and financial condition. In a weaker economic environment, dealers and customers may delay or cancel plans to purchase our products and services and may not be able to fulfill their obligations to us in a timely fashion. In addition, changes in the economic environment could have an adverse impact on our Financial Services customers' ability to service their loans in a timely manner or increase the number of defaults. Our suppliers may also be impacted by economic pressures, which may adversely affect their ability to fulfill their obligations to us or the price or availability of supplies we require. These factors could result in product delays, increased accounts receivable balances, defaults and inventory challenges.
Our success largely depends on the vitality of the agricultural industry, which tends to exhibit cyclicality. Negative conditions in the agricultural industry cause weakened demand for our products and services, might limit our access to funding and adversely affect our operating efficiencies. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, are also cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including changes in general economic conditions farm income, farm input costs, farmland values, and debt levels and financing costs, all of which are influenced by the levels of commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies, government subsidies and weather and climate conditions. Downturns in the agricultural industry due to these and other factors, which could vary by market, have in the past resulted in, and could in the future continue to result in, decreases in demand for agricultural equipment, adversely affecting our performance. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the agricultural industry, we experienced significant and prolonged declines in our performance, and we expect our business to remain subject to similar market fluctuations in the future.
In 2025, unfavorable market conditions resulted in lower sales volumes, lower production, lower manufacturing capacity utilization, higher sales discounts, and a higher provision for credit losses. We expect certain of these conditions to persist in fiscal year 2026. Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control; however, we are calibrating production, inventory levels, and commercial programs to current conditions and will adjust as markets stabilize.
We are exposed to political, economic, trade and other risks beyond our control as a result of operating a global business. We manufacture and sell products and offer services in several continents and numerous countries around the world including those experiencing varying degrees of political and economic instability. Given the global nature of our activities, we are exposed to risks associated with international business activities that may increase our costs, impact our ability to manufacture and sell our products and require significant management attention. These risks include:
•changes in, and uncertainty concerning, laws, regulations and policies, and particularly changes and uncertainty that affect, among other things:
–International trade in particular jurisdictions, including tariffs, and other counter measures that restrict the import and export of our products, components and raw materials;
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
▪economic and political instability in the markets in which we operate;
•regulations from changing world organization initiatives and agreements;
•changes in the dynamics of the industries and markets in which we operate;
•labor disruptions;
•disruption in the supply of raw materials and components (e.g. as a result of trade regulations, pandemics or sanctions), including rare materials (they might be easily subjected to sudden cost increases due to a variety of factors, including speculative measures or unforeseen political changes);
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
In recent years, acts of terrorism have occurred around the world, leading to personal safety anxieties and political instability in many countries and, ultimately, an impact on consumers' confidence. More recently, changing policies following recent elections in several major developed countries, changes in or uncertainty surrounding global trade policies and other unanticipated changes to the previous geopolitical order may have negative effects on the global economy, which could limit our ability to capitalize on current and future growth opportunities in international markets.
Further, the continuing war in Ukraine and heightened tensions in the Middle East, including the Red Sea have given rise to regional instability which has in the past, and may in the future continue, to impact our supply chain and operations.

There can be no guarantee that we will be able to quickly and completely adapt our business model to changes that could result from the foregoing, and any such changes may have an adverse effect on our business, results of operations and financial condition.
International trade policies may impact demand for our products and our competitive position. International trade developments or changes in national laws and policies can affect demand for our products and our competitive position. Government laws and policies on international trade and investment including sanctions, import quotas, capital controls, tariffs or other retaliatory measures imposed in response to tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, affect the demand for our products, technology and services, impact the competitive position of our products and, in some instances may prevent us from being able to sell products to certain customers or in certain countries. The U.S. government has announced and/or implemented significant new tariffs, including targeted duties on imported steel and aluminum products, as well as baseline tariffs affecting the majority of global imports. These measures have resulted in (and may in the future result in additional) counter tariffs and other retaliatory measures by other countries. Furthermore, restrictions in trade resulting from such measures, as well as the resulting impact on global trade and general economic conditions, has had an adverse effect on our business, results of operations and financial condition; has adversely impacted the availability to us of certain products in certain countries and has disrupted our supply chains, with related impacts to our financial position and results of operations; has impacted the purchasing power and creditworthiness of our customers, resulting in reduced demand in our Industrial Activities segments or losses in our Financial Services segment; and could exacerbate inflation, diminish investment and result in broader negative impacts, including economic instability that may adversely impact demand for our products. In addition, to the extent we are unable to fully recover higher costs resulting from such measures, our margins and profitability could decline. We may be unable to increase prices concurrently with the implementation of new tariffs, which could result in a prolonged period before our prices align with the higher costs incurred from these tariffs. This delay in price adjustment may adversely affect our profit margins and overall financial performance. While there remains significant uncertainty around future policy decisions, we currently expect tariff‑related cost pressures to remain elevated into 2026, particularly in North America, and we continue to adjust sourcing, pricing, and production plans in response.
Reduced demand for equipment would reduce our sales and profitability. The agricultural equipment market is influenced by a number of factors such as:
•the general economic conditions and outlook, such as market volatility and rising interest rates;
•the price of agricultural commodities and the ability to competitively export agricultural commodities;
•the cost of borrowing;
•the profitability of agricultural enterprises, farmers' income and their capitalization;
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
•capital spending in oil and gas and, to a lesser extent, mining; and
•cost of borrowing.
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
Competitive activity, or failure by us to respond to actions by our competitors, could adversely affect our results of operations. We operate in highly competitive global and regional markets. Depending on the particular country and product, we compete with other international, regional and local manufacturers and distributors of agricultural and construction equipment. Certain of our global competitors have substantial resources and may be able to provide products and services at little or no profit, or even at a loss, to compete with certain of our product and service offerings. We compete primarily on the basis of product performance, innovation, quality, distribution, customer service, and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays, quality issues, or our failure to price our products competitively could adversely affect our business, results of operations and financial position. Additionally, there has been a trend toward consolidation in the construction equipment industries that has resulted in larger and potentially stronger competitors in those industries. The markets in which we compete are highly competitive in terms of product quality, innovation, pricing, reliability, safety, customer service, and financial services offered. Competition, particularly on pricing, has increased significantly in the markets in which we compete. Should we be unable to adapt effectively to market conditions, this could have an adverse effect on our business, results of operations and financial conditions. In addition, there has been an increased focus in the industry on integrating automation, machine learning, and other emerging technologies, such as artificial intelligence, into agricultural and construction equipment. The integration of these technologies into our products is expected to be an increasingly important factor in our competitive positioning in the future. While CNH has been investing in the integration of new and emerging technologies into our products and manufacturing processes, if we are unable to fully adopt such technologies into our products and processes as quickly or as effectively as our competitors, it could have an adverse effect on the demand for our products and our financial results.
Changes in government monetary or fiscal policies may negatively impact our results. Most countries where our products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. In recent years, many governments have implemented measures designed to slow inflationary pressure in their countries (e.g. higher interest rates, reduced financial assets purchases). Continued periods of increased interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers' ability to repay obligations to us. Central banks and other policy arms of many countries may take further actions to vary the amount of liquidity and credit available in an economy. The impact of a change in liquidity and credit policies could negatively affect the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial conditions. Government initiatives that are intended to stimulate demand for products sold by us, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size, and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, results of operations and financial conditions.
Our future performance depends on our ability to innovate and on market acceptance of new or existing products. Our success depends on our ability to maintain or increase our market share in existing markets and to expand into new markets through the development of innovative, high-quality products that provide adequate profitability. We have a strategic plan covering investments in innovation designed to further develop existing, and create new, product and service offerings responsive to customer needs, including developing and delivering connected and precision technology solutions, automation, electrification and autonomy. Achievement of these objectives is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to design and produce products that meet our customers' quality, performance and price expectations, our ability to develop effective sales, dealer training and marketing programs, and the ability of our dealers to support and service connected and precision technology solutions and emerging power solutions. Failure to develop and offer innovative products that compare favorably to those of our principal competitors in terms of price, quality, functionality, features, mobility and connected services, equipment electrification, battery or fuel cell technology and autonomy, or delays in bringing strategic new products to market, or the inability to adequately protect our intellectual property rights or supply products that meet regulatory requirements, including engine emissions requirements, could result in reduced revenue and market share, which could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to deliver precision technology solutions to our customers, it could materially adversely affect our performance. Our precision technology solutions include both hardware and software components that relate to guidance, connectivity, automation, and autonomy. We must be able to successfully acquire, develop, and introduce new precision technology solutions that improve productivity and result in sustainable farming techniques in order to remain competitive. We expect to make significant investments in research and development expenses, collaborative arrangements, and other sources of technology to drive these outcomes. Such investments may not produce attractive solutions for our customers. We may also have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealer's ability to support such solutions may also impact on our customers' acceptance and demand for such products. Further, we utilize automation and machine learning and artificial intelligence in some of our products. While the use of these emerging technologies can present significant benefits, it also creates risks and challenges as the use of artificial intelligence and other emerging technologies represent novel business models without an established track record. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security problems, and the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. If we are not able to deliver precision technology solutions with differentiated features and functionality, or if these solutions are not effective, customers may not adopt technology solutions, which could have a material adverse effect on the Company's reputation and business.
We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position. We own important intellectual property, including patents, trademarks, copyrights, and trade secrets. Our intellectual property plays an important role in maintaining our competitive position in the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the intellectual property that we own or license. Despite our controls and safeguards, our technology may be misappropriated by other parties. This risk is enhanced to the extent that other parties utilize artificial intelligence and other emerging technologies for malicious purposes. The pursuit of remedies for any misappropriation of intellectual property is expensive and the ultimate remedies may be insufficient. Further, in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of our intellectual property is higher notwithstanding the efforts we undertake to protect it. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business, competitive position and results of operations.
We may not realize all of the anticipated benefits from our business improvement and cost reduction initiatives. As part of our strategic plan, we are actively engaged in a number of initiatives to strengthen our business and increase our productivity, market positioning, efficiency and cash flow, all of which we expect will have a positive long-term effect on our business, results of operations and financial condition. These initiatives include our enhanced focus on precision technology solutions and alternative propulsion, as well as other initiatives aimed at improving our manufacturing footprint, product portfolio, customer focus, distribution channel and manufacturing and business processes. There can be no assurance that we will benefit from these initiatives or others to the extent anticipated, or that the estimated efficiency or cash flow improvements will be realized to the extent anticipated or at all. If these initiatives are not successful, they could have an adverse effect on our operations, our reputation and potentially subject us to additional tariffs or other trade related regulations. We have implemented targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations. Failure to realize anticipated savings or benefits from our business initiatives and cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
We may not be able to realize anticipated benefits from any acquisitions and, further, challenges associated with strategic alliances may have an adverse impact on our results of operations. We have engaged in the past, and may engage in the future, in investments and mergers and acquisitions or enter into, expand or exit from strategic alliances and joint ventures. These involve risks that could prevent us from realizing the expected benefits of the transactions or the achievement of strategic objectives or could divert management's time and attention. Such risks, many of which are outside our control, include:
▪technological and product synergies, economies of scale and cost reductions not occurring as expected;
▪unexpected liabilities;
▪incompatibility of operating, information or other systems;
▪inability to retain key employees;
▪significant costs associated with terminating or modifying alliances;
▪increased reliance on new partners and third-party suppliers; and
▪problems in retaining customers and integrating operations, services, personnel, and customer bases.
If issues were to arise with respect to an acquisition or the parties to one or more of our joint ventures or strategic alliances or other relationships for managerial, financial, or other reasons, or if such strategic alliances or other relationships were terminated, our product lines, businesses, results of operations and financial condition could be adversely affected.
Our business may be affected by climate-related risks, unfavorable weather conditions or other calamities. Poor, severe or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of our agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality, and yield.
Temperatures outside normal ranges can cause crop failure or decreased yields and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms, droughts, diseases, and pests can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for our agricultural equipment in any given period. These conditions may also adversely impact the ability of our Financial Services customers to meet their payment obligations.
In addition, natural disasters, pandemic illness, acts of terrorism or violence, acts of war, equipment failures, power outages, disruptions to our information technology ("IT") systems and networks or other unexpected events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of parts or component products and disruption and delay in the transport of our products to dealers and customers. If such events occur, our financial results might be negatively impacted. Our existing insurance and risk management arrangements may not protect against all costs that may arise from such events.
Furthermore, the potentially long-term physical impacts of severe weather events and other climate-related incidents on our facilities, suppliers and customers and therefore on our operations are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for our products and the cost, production, sales, and financial performance of our operations.
Regulators in Europe have also focused efforts on requiring and promoting enhanced disclosure related to sustainability. The data required to adhere to such requirements may be based on new and changing reporting requirements or based on data that is supplied by third parties, all of which could impact the quality and consistency of data. We may face liabilities in connection with our efforts to comply with these disclosure requirements. In addition, in recent years, governments, policymakers and other stakeholders in other jurisdictions in which we operate have adopted new and evolving requirements and expectations with respect to sustainability-related disclosure and governance processes. Compliance with these requirements and expectations may require us to adopt new reporting or governance processes, which may be more complicated or costly due to diverging requirements across the different jurisdictions in which we operate. If we are unable to meet the expectations of governments, policymakers and other stakeholders with respect to our sustainability disclosure and governance practices, it could have an adverse effect on our business or reputation.
Changes in demand for food and alternative energy sources could impact our revenues. Changing worldwide demand for farm outputs to meet the world's growing food and alternative energy demands, driven by a growing world population and changing government policies, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating biofuel utilization could affect demand for our equipment and result in higher research and development costs related to equipment fuel standards.
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
We cannot guarantee that we will be able to maintain access to raw materials, parts and components, and in some cases, this access may be affected by factors outside of our control and the control of our suppliers. These factors include the negative impact of tariffs and other trade policies on our suppliers and their ability or willingness to timely deliver materials and components. Certain components and parts used in our products are available from a single supplier and cannot be quickly sourced from other suppliers. If required, the costs of switching suppliers may be substantial, and could adversely affect the quality and efficiency of our operations. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and wholegoods can adversely affect our ability to meet customer demand. For example, in the past, attacks on merchant ships in the Red Sea caused shipping companies to avoid this region, which resulted in increased logistics costs. While we diligently monitor our supply chain risk and seek to respond promptly to address supply chain and logistics bottlenecks, there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect our business and outlook.
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
Our existing operations and expansion plans in emerging markets entail significant risks. Our ability to grow our businesses depends to an increasing degree on our ability to increase market share and operate profitably worldwide and, in particular, in emerging market countries, such as Brazil, India, China, Argentina and Türkiye. In addition, we could increase our use of suppliers located in such countries. Our implementation of these strategies will involve a significant investment of capital and other resources and exposes us to multiple and potentially conflicting cultural practices, business practices and legal requirements that are subject to change, including those related to tariffs, trade barriers, investments, property ownership rights, taxation, and sanction, export control, currency exchange restrictions, capital flows restrictions and customs/import requirements. For example, we may encounter difficulties in obtaining necessary governmental approvals in a timely manner. In addition, we may experience delays and incur significant costs in constructing facilities, establishing supply channels, and commencing manufacturing operations. Further, customers in these markets may not readily accept our products as compared with products manufactured and commercialized by our competitors. The emerging market countries may also be subject to a greater degree of economic and political volatility that could adversely affect our financial position, results of operations, and cash flows. Many emerging market economies have experienced slower growth, volatility, and other economic challenges in recent periods and may be subject to a further slowdown in gross domestic product expansion and/or be impacted by domestic political or currency volatility, potential hyperinflationary conditions, and/or increase of public debt.
Dealer equipment sourcing and inventory management decisions could adversely affect our sales. We sell our products primarily through independent dealers and are subject to risks relating to their inventory management decisions and operating and sourcing practices. Our dealers carry inventories of finished products and parts and adjust those inventories based on their assessment of future sales opportunities and market conditions, including the level of used equipment inventory. If our dealers' inventory levels are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our sales could be negatively impacted through the loss of time-sensitive sales if our dealers do not maintain an inventory sufficient to meet customer demand. Further, dealers who carry other products that compete with our products may focus their inventory purchases and sales efforts on goods provided by other suppliers due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, results of operations, and financial conditions.
Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations. In the ordinary course of business, we are involved in litigation and investigations on a wide range of topics, including securities laws in the U.S., and the European Union, employee, dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, product performance, asbestos, personal injury, regulatory and contract issues, indirect tax issues, and environmental claims. The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties, the imposition of remedial measures or the assertion of private litigation claims. We are currently conducting environmental investigatory or remedial activities at certain properties that are currently or were formerly owned and/or operated by us, or which are being decommissioned. Failure to comply with these remedial measures in a timely manner could result in additional costs and other adverse consequences, including as a result of enforcement actions, fines and penalties, additional remedial measures, the assertion of private litigation claims or reputational damage.
Furthermore, we could in the future be subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments that exceed our reserves, which could have a material adverse effect on our results of operations and/or financial position. For further information see "Note 15: Commitments and Contingencies" to the Consolidated Financial Statements for the year ended December 31, 2025.
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
Our ability to execute our strategy depends upon our ability to attract, develop and retain qualified personnel. Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction, depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets. In particular, we are dependent on our ability to attract, motivate and retain qualified personnel with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, including applicants with the proper visa and immigration status, difficulty in recruiting new personnel, inadequate resources, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.
CYBERSECURITY AND DIGITAL RISKS

Cybersecurity breaches or IT system disruptions could impair operations, compromise data, and result in legal, financial, or reputational harm.

We rely extensively on information technology (“IT”) networks and systems—some internally managed and others operated by third‑party providers—to support and deliver a broad range of products, connected solutions, and business processes. These systems enable key functions across our operations, including product development and connectivity solutions, precision technologies, supply chain management, manufacturing, distribution, invoicing, and the collection of payments from customers and dealers. Our IT systems also support financial reporting, regulatory compliance, and internal controls.

We collect, process, and store confidential and sensitive data, including intellectual property, proprietary business information, and personal data from employees, dealers, suppliers, and customers. In addition, connected platforms and digital ecosystems process substantial volumes of agronomic, operational, and machine‑generated data to support customers and enable product development, including advanced analytics, automation solutions, and machine learning applications.

The secure and continuous operation of these systems, networks, and data environments, including those managed by third‑party cloud providers, is critical to our business operations and strategic objectives.

Our information technology systems may be susceptible to cybersecurity threats, failures, and other disruptions.
Despite our implementation of preventive and detective security controls, our IT networks and those of our partners have been, and may continue to be, targeted by increasingly sophisticated cyber threats, including malware, ransomware, phishing attempts, supply chain compromises, and attempts to breach system security through AI‑enabled attack techniques. These threats also include potential intrusions, data exfiltration, outages, and operational disruptions caused by human error, third‑party failures, system upgrades, natural disasters, or deliberate attacks by cybercriminals or state‑sponsored actors.

Our reliance on third‑party cloud and software‑as‑a‑service providers introduces additional risks because we do not control the underlying infrastructure. Misconfigurations, outages, or security weaknesses at vendors could result in operational disruptions, unauthorized access to data, or compromised system integrity.

Unauthorized access to, or manipulation of, our connected products could diminish customer confidence and result in potential legal or financial exposure. Our products rely on embedded software, electronic control units, connectivity modules, telematics interfaces, and networked communication systems. These technologies expose our equipment to cybersecurity threats, including attempts to gain unauthorized access, manipulate firmware or configuration data, spoof or disrupt in‑vehicle network messages, alter machine performance characteristics, or disable or circumvent emissions‑control or safety‑related systems. A successful compromise could result in unintended machine behavior, loss of availability of critical functions, system disruption, data manipulation, or unauthorized modification of operational, regulatory‑compliance, or safety‑related settings.

While we employ secure‑by‑design engineering practices, cybersecurity testing, and product‑lifecycle controls, residual vulnerabilities may remain and cannot always be fully mitigated prior to product release. Newly discovered vulnerabilities, evolving threat activity, aftermarket tuning devices, or customer or third‑party attempts to increase engine horsepower or defeat emissions‑control systems may require corrective updates, enhanced monitoring, or other measures. Failure to identify, prevent, or remediate such risks could result in regulatory enforcement actions, civil or criminal penalties, warranty or product‑liability claims, customer disputes, or reputational harm.

In addition, reports or perceptions, whether accurate or not, of unauthorized access to our products, systems, or data may create the impression that our products are vulnerable to malicious or unauthorized manipulation. Any actual or perceived vulnerability, unauthorized access, emissions‑system tampering, or loss of data could reduce customer confidence, diminish sales, or result in legal claims, governmental inquiries, liability, or regulatory penalties, any of which could adversely affect our business, results of operations, and financial condition.

Technical or regulatory limitations may impact our ability to develop and deploy advanced automation, autonomy, and artificial intelligence. We continue to expand the use of automation, machine learning, and artificial intelligence across our products and operations. Examples include targeted spraying technologies in our sprayers, collaborative autonomy features, computer‑vision‑driven implement automation, and digital agronomic tools that support customer decision‑making. These advancements depend on complex datasets, integration of emerging technologies, and robust data governance.

However, the development and deployment of these technologies involve inherent risks, such as:
•data‑quality issues, algorithmic bias, and model inaccuracies;
•integration challenges with legacy systems or third‑party data sources;
•intellectual property considerations, particularly when leveraging third‑party AI tools;
•cybersecurity implications associated with connected or autonomous systems;
•higher product development and system‑testing costs; and
•evolving privacy, data protection, and AI‑related regulatory frameworks affecting permissible uses of data and automation technologies.

If we fail to advance these technologies at a pace consistent with industry standards or customer expectations—or if competitors deploy more effective or trusted AI‑enabled solutions—our competitive position could be negatively affected.

Disruptions or failures in our technology systems could adversely affect our business. Our dependence on interconnected technology solutions across the enterprise continues to increase. System failures, difficulties in implementing new systems, poor integration, or unexpected outages could result in operational delays, reduced product demand, increased cost to serve customers, or inability to support dealers and end‑users effectively. A significant disruption in any of our core systems or digital platforms could weaken customer confidence and have a material adverse effect on our business, financial condition, and operating results.

COMPLIANCE RISKS
We are subject to increasingly stringent and evolving laws that impose significant compliance costs. We are subject to comprehensive and constantly evolving laws, regulations and policies in numerous jurisdictions around the world. We expect the extent of legal requirements affecting our businesses and our costs of compliance to continue to increase in the future. Such laws govern, among other things, products – with requirements on emissions of polluting gases and particulate matter, increased fuel efficiency and safety constantly evolving, and industrial plants – with requirements for reduced air emissions, treatment of waste and water, and prohibitions on soil contamination also constantly changing. To comply with such laws, we make significant investments in research and development and capital expenditures and expect to continue to incur substantial costs in the future. Failure to comply with such laws could limit or prohibit our ability to sell our products in a particular jurisdiction, expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. Liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws, including those that may be adopted or imposed in the future, could negatively impact our ability to conduct our operations and our results of operations and financial condition. In addition, there can be no assurance that we will not be adversely affected by costs, liabilities or claims with respect to any subsequently acquired operations.
Further, environmental, health and safety regulations change from time to time, as may related interpretations and other guidance. For example, changes in environmental and sustainability-related laws, including laws relating to engine and equipment emissions, safety regulations, sustainability, fuel requirements, restricted substances, or greenhouse gas emissions, could lead to new or additional investments in product designs to comply with these regulations. Our internal combustion engines are primarily supplied by FPT Industrial S.p.A., a company controlled by Iveco N.V., and compliance with emissions regulations is contractually allocated to our suppliers. Failure of our suppliers to ensure compliance with the applicable regulations may subject us to administrative and legal proceedings and other material consequences. Further, we may experience production delays if our suppliers are unable to design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet applicable requirements could materially affect our performance.
Changes to existing laws and regulations or changes to how they are interpreted or the implementation of new, more stringent laws or regulations could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. For example, so-called "right to repair" legislation proposals in certain states and at the federal level in the U.S. could require us to provide access to the software code embedded in our products, which, among other harmful consequences, could create product safety issues, compromise engine emissions and performance controls, adversely affect the protection of our intellectual property. In addition, as we incorporate artificial intelligence and other emerging technologies into our products and operations, we may become subject to additional regulations, which could result in increased costs, liabilities or claims in connection with our use of such technologies.
We are subject to extensive laws and regulations, the violation of which could expose CNH to potential liabilities, increased costs and other adverse effects. Due to the global scope of our operations, we are subject to many laws and regulations that apply to our operations around the world, including the U.S. Foreign Corrupt Practices Act, and the U.K. Bribery Act, as well as a range of national anti-corruption and antitrust or competition laws that apply to conduct in a particular jurisdiction. These anti-corruption laws prohibit improper payments in cash or anything of value to improperly influence third parties to obtain or retain business or gain a business advantage. These laws tend to apply regardless of whether those practices are legal or culturally acceptable in a particular jurisdiction. Over the past several years there has been an increase in the enforcement of anti-corruption and antitrust or competition laws both globally and in particular jurisdictions and we have from time to time been subject to investigations and charges claiming violations of anti-corruption or antitrust or competition laws. We are committed to operating in compliance with all applicable laws, in particular, anti-corruption and antitrust or competition laws. We have implemented a program to promote compliance with these laws and to reduce the likelihood of potential violations. Our compliance program, however, may not in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that may violate the applicable laws or regulations of the jurisdictions in which we operate. Such improper actions could subject us to civil or criminal investigations and monetary, injunctive and other penalties as well as damage claims. Investigations of alleged violations of these laws tend to be expensive and require significant management time and attention, and these investigations of purported violations, as well as any publicity regarding potential violations, could harm our reputation and have a material adverse effect on our business, results of operations and financial position. For further information see "Note 15: Commitments and Contingencies" to the Consolidated Financial Statements at December 31, 2025.

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
New regulations or changes in financial services regulations could adversely impact us. Our Financial Services' operations are highly regulated by governmental and banking authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. Failure to comply with such regulations could lead to enforcement actions, fines and penalties, the imposition of remedial measures or could result in the assertion of private litigation claims. In addition, an investigation or enforcement action in one jurisdiction could result in similar investigations or enforcement actions being initiated across multiple jurisdictions, further increasing our compliance costs. In North America, for example, our Financial Services segment is subject to regulations that affect the origination, servicing, and securitization of receivables. Future regulations from federal, state or provincial regulators may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.
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
Our ability to access the capital markets or other forms of financing and related costs is highly dependent on, among other things, the credit ratings of CNH Industrial N.V., its subsidiaries, ABS and other debt instruments. Rating agencies review and revise their ratings from time to time, and downgrades or other negative actions with respect to our credit ratings by one or more rating agencies may increase our cost of capital, potentially limit our access to sources of financing, and have a material adverse effect on our business, results of operations and financial condition.
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
Rising interest rates could have a dampening effect on overall economic activity as well as on the financial health of our customers, either of which could negatively affect customer demand for our products and services as well as customers' ability to service any financing provided by our Financial Services segment. In addition, credit market dislocations could have an impact on funding costs, which in turn may make it more difficult for our Financial Services Segment to offer customers competitive financing rates. We also use various forms of financing to cover the funding requirements of our Industrial Activities and for financing offered to customers and dealers by Financial Services. Financial Services normally implements a matching policy to offset the impact of differences in interest rates on the financed portfolio and related liabilities. Nevertheless, any future changes in interest rates can result in increases or decreases in revenues, finance costs, and margins.

Although we seek to manage our currency risk and interest rate risk, including through hedging activities, there can be no assurance that we will be able to do so successfully, and our business, results of operations and financial position could be adversely affected. In addition, by utilizing these instruments, we potentially forego the benefits that may result from favorable fluctuations in currency exchange and interest rates. For additional information, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.
We also face risks from currency devaluations. Currency devaluations result in a diminished value of funds denominated in the currency of the country suffering the devaluation.
Because Financial Services provides financing for a significant portion of our sales worldwide, our operations and financial results could be impacted materially should negative economic conditions affect the financial services industry. Negative economic conditions can have an adverse effect on the financial services industry in which Financial Services operates. Financial Services, through wholly-owned financial services subsidiaries and joint ventures, provides financing for a significant portion of our sales worldwide. Financial Services may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations, particularly during periods of economic downturns. Financial Services' inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on our business. Financial Services' liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions,like those experienced in 2025, which have included higher provisions for credit losses and increased risk costs in certain regions, particularly South America; the persistence or worsening of such conditions into 2026 could further impact our Financial Services performance. Financial Services may also experience residual value losses that exceed its expectations caused by lower pricing for used equipment and higher than expected equipment returns at lease maturity.
An increase in delinquencies or repossessions could adversely affect the results of Financial Services. Fundamental in the operation of Financial Services is the credit risk associated with its customers/borrowers. The creditworthiness of each customer, rates of delinquency and default, repossessions and net losses on loans to customers are impacted by many factors, including: relevant industry and general economic conditions; the availability of capital; the terms and conditions applicable to extensions of credit; the experience and skills of the customer's management team; commodity prices; interest rates; political events, including government-mandated moratoria on payments; weather and other climate events; and the value of the collateral securing the extension of credit. An increase in delinquencies or defaults, or a reduction in repossessions could have an adverse impact on the performance of Financial Services and our earnings and cash flows. In addition, although Financial Services evaluates and adjusts its allowance for credit losses related to past due or non-performing receivables on a regular basis, adverse business conditions or other factors that might cause deterioration of the customers' financial health could change the timing and level of payments received and thus necessitate an increase in Financial Services' reserves for estimated losses, which could have a material adverse effect on Financial Services' and our results of operations and cash flows.
We may be exposed to shortfalls in our pension plans. At December 31, 2025, the funded status for our defined benefit pension, healthcare and other postemployment benefit plans was a deficit of $327 million. The funded status is subject to many factors, as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operation—Critical Accounting Estimates—Pension and Other Postemployment Benefits," as well as "Note 13: Employee Benefit Plans and Postretirement Benefits" to the Consolidated Financial Statements for the year ended December 31, 2025.
To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flows from operations and other sources to pay our obligations as they become due. In addition, since the assets that currently fund these obligations are primarily invested in debt instruments and equity securities, the value of these assets is subject to changes due to market fluctuations.
We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility. As of December 31, 2025, we had an aggregate of $26,762 million (including $22,861 million relating to Financial Services' activities) of consolidated gross indebtedness, and our equity was $7,772 million, including noncontrolling interests. The extent of our indebtedness could have important consequences on our operations and financial results, including:
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
A breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations, and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNH's credit ratings or those of one or more of its subsidiaries. For further information, see "Note 10: Debt" to the Consolidated Financial Statements for the year ended December 31, 2025, for additional information.
CNH Industrial N.V. operates, and intends to continue to operate, as a company that is resident in the U.K. for tax purposes; other tax authorities may treat CNH Industrial N.V. as being tax resident elsewhere. CNH Industrial N.V. is incorporated in the Netherlands. In order to maintain its tax residence in the U.K., CNH Industrial N.V.'s central management and control must be located (in whole or in part) in the U.K. The U.K. and Dutch competent authorities have agreed, following a mutual agreement procedure (as contemplated by the Netherlands-U.K. tax treaty), that CNH will be regarded as solely resident in the U.K. for purposes of the application of the Netherlands-U.K. tax treaty based on the facts and circumstances outlined in the Company's mutual agreement application. If the facts upon which the competent authorities issued this ruling change over time, this ruling may be withdrawn or cease to apply and in that case the Netherlands may impose withholding taxes on dividends distributed to non-residents by CNH Industrial N.V. and may levy Dutch corporate income tax on CNH Industrial N.V.. Further, tax authorities in jurisdictions outside the U.K. and the Netherlands could challenge the application of tax treaties, which could have a material adverse effect on our results of operations and financial condition.
CNH Industrial N.V. should not be deemed resident in Italy under Italian domestic law except to the extent of CNH Industrial N.V.'s Italian branch. CNH Industrial N.V. should be deemed resident exclusively in the U.K. from the date of its incorporation for purposes of the Italy-U.K. tax treaty. Because this analysis is highly factual and may depend on future changes in CNH's management and organizational structure, tax authorities may disagree with our determination of the Company's tax residence. Should CNH Industrial N.V. be treated as an Italian tax resident beyond its Italian branch, Italy may impose withholding taxes on dividends distributed by CNH Industrial N.V. and levy corporate income tax on CNH Industrial N.V.'s worldwide income, and tax authorities in jurisdictions outside of the U.K. and the Netherlands could challenge the application of tax treaties, which could result in a material adverse effect on our results of operations and financial condition.
The Company could be characterized as a PFIC for U.S. federal income tax purposes. The U.S. federal income tax rules provide specific tax rules applicable to shareholders in companies that meet the definition of a PFIC for U.S. federal income tax purposes. We believe that the Company is not a passive foreign investment company, but this conclusion is a factual determination made annually and may be subject to change. U.S. Holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a PFIC.

We may incur additional tax expense or become subject to additional tax exposure. We are subject to income taxes, as well as non-income-based taxes, in various jurisdictions in which we operate around the world. Our tax liabilities are dependent upon the mix of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in the consolidated effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes to our transfer pricing approach, changes in tax legislation and rates, changes in generally accepted accounting principles and changes in the valuation of deferred tax assets and liabilities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued or paid, our operating results, cash flows, and financial position could be adversely affected. We are also subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our business, results of operations, financial condition, and cash flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxation.
RISKS RELATED TO OUR COMMON SHARES
The loyalty voting program may affect the liquidity of our common shares and reduce our share price. CNH's loyalty voting program was established to reward shareholders for maintaining long-term share ownership by granting at inception initial shareholders and subsequently any other person holding shares continuously for at least three years, the option to elect to receive special voting shares. Issuance of special voting shares is subject to various conditions set forth in the Company's constituting documents, including the registration of the common shares held by each shareholder requesting the issuance of special voting shares in the CNH Loyalty Register. Special voting shares have minimal economic entitlements and cannot be traded. In the event any shareholder holding such special voting shares intends to transfer its common shares from the CNH Loyalty Register, immediately prior to such transfer, any corresponding special voting shares shall be transferred to CNH for no consideration (om niet). This loyalty voting program is designed to encourage a stable shareholder base, and, conversely, it may deter trading by those shareholders who are interested in gaining or retaining special voting shares. Therefore, the loyalty voting structure may reduce liquidity in our common shares and adversely affect their trading price when compared to a situation where the loyalty voting program did not exist.
The loyalty voting program may prevent or frustrate attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common shares may be lower as a result. The provisions of our Articles of Association establishing the loyalty voting program may make it more difficult for a third party to acquire, or attempt to acquire, control of CNH, even if a change of control is considered favorably by shareholders holding a majority of our common shares. As a result of the loyalty voting program, a relatively large proportion of the voting power of our common shares could be concentrated in a relatively small number of shareholders who would have significant influence over us. As of January 31, 2026, EXOR N.V. had a voting interest in CNH of approximately 45.6%. For further information, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Note 22: Related Party Information" to the Consolidated Financial Statements at December 31, 2025. Such shareholders participating in the loyalty voting program could effectively prevent change of control transactions that may otherwise benefit our shareholders.
The loyalty voting program may also prevent or discourage shareholders' initiatives aimed at changes in our management.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We assess, identify and manage risks from cybersecurity threats through our Information Technology Security and Compliance organization ("Cybersecurity Program"), which is part of our larger enterprise risk management framework. The Cybersecurity Program is currently overseen by the Audit Committee of the Board of Directors (the "Audit Committee") and is managed by our Chief Information Officer ("CIO") and a dedicated Chief Information Security Officer ("CISO"). The CISO's organization has oversight of cybersecurity strategy, policy, standards, architecture and processes for the security of our enterprise network, and, information assets. The CISO's organization monitors and manages, and works to identify and assess cybersecurity risk through various technologies, resources, processes and policies that are updated to align with the changing threat landscape, our evolving business needs and global regulatory requirements. Our strategy includes risk assessments, risk and threat analysis, utilization of security tools, cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and security awareness and technical security trainings.
We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability. These include the ongoing monitoring of our systems, including with the assistance of third-party vendors, conducting exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes. In addition, to promote security awareness throughout the Company, employees with an email address received training and access to security awareness materials in 2025. Further, we are implementing a program for the assessment and monitoring of security standards and control procedures for external suppliers and vendors.
Under the Cybersecurity Program, cybersecurity matters are generally managed by a combination of functional groups that report to the Company's global leadership team, as appropriate, on matters such as enterprise level cybersecurity initiatives, threat intelligence and product cybersecurity risks and remediations.
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
Item 2.    Properties
As of December 31, 2025, we owned or leased 40 manufacturing facilities. We also own or lease other significant properties including spare parts depots, research laboratories, test tracks, warehouses, and office buildings. We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.
The following table provides information about our significant facilities as of December 31, 2025:

Country	Location	Primary Functions	Segment
Argentina	Cordoba	Manufacturing	Agriculture and Construction
Australia	Mannum	Manufacturing	Agriculture
	St. Marys	Parts Depot	Agriculture and Construction
Austria	St. Valentin	Manufacturing and R&D Center	Agriculture
Belgium	Antwerp	Manufacturing	Agriculture
	Zedelgem	Manufacturing and R&D Center	Agriculture
Brazil	Belo Horizonte (Contagem)	Manufacturing	Construction
	Curitiba	Manufacturing and R&D Center	Agriculture
	Piracicaba	Manufacturing and R&D Center	Agriculture
	Sorocaba	Manufacturing and R&D Center	Agriculture
	Sorocaba	Parts Depot	Agriculture and Construction
Canada	Saskatoon	Manufacturing	Agriculture
China	Harbin	Manufacturing	Agriculture
France	Coex	Manufacturing	Agriculture
	Croix	Manufacturing	Agriculture
	Le Plessis	Parts Depot	Agriculture and Construction

Country	Location	Primary Functions	Segment
India	Gurgaon	R&D Center	Agriculture
	Noida	Manufacturing and R&D Center	Agriculture
	Pithampur	Manufacturing and R&D Center	Construction
	Pune	Manufacturing	Agriculture
Italy	Jesi	Manufacturing	Agriculture
	Lecce	Manufacturing and R&D Center	Construction
	Modena	Manufacturing	Agriculture and Construction
	Modena	Parts Depot	Agriculture and Construction
	S. Matteo	R&D Center	Agriculture
	San Piero in Bagno	Manufacturing	Construction
	Torino	Office	Agriculture and Construction
Mexico	Queretaro	Manufacturing	Agriculture and Construction
Poland	Kutno	Manufacturing	Agriculture
	Plock	Manufacturing	Agriculture
United Kingdom	Basildon	Manufacturing and R&D Center	Agriculture
	Basildon	Office	Agriculture and Construction
United States	Benson	Manufacturing	Agriculture
	Burlington	Manufacturing	Construction
	Cameron	Parts Depot	Agriculture and Construction
	Davenport	R&D Center	Agriculture
	Fargo	Manufacturing and R&D Center	Agriculture and Construction
	Goodfield	Manufacturing	Agriculture
	Grand Island	Manufacturing	Agriculture
	Hiawatha	Manufacturing	Agriculture
	Lebanon	Parts Depot	Agriculture and Construction
	New Holland	Manufacturing and R&D Center	Agriculture
	Oak Brook	Office and R&D Center	Agriculture and Construction
	Racine	Office	Agriculture and Construction
	Racine	Manufacturing	Agriculture
	Sioux Falls	Manufacturing	Agriculture
	Sioux Falls	Office and R&D Center	Agriculture
	St. Nazianz	Manufacturing	Agriculture
	Wichita	Manufacturing and R&D Center	Construction
Uzbekistan	Tashkent	Manufacturing	Agriculture
Item 3.     Legal Proceedings
As a global company with diverse business portfolio, CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product liability, asbestos, personal injury, emissions and/or fuel economy regulatory, competition law and other regulatory investigations and environmental claims. We are party to various unresolved investigations, claims and actions that are incidental to our business. The most significant of these matters are described in "Note 15: Commitments and Contingencies" to our Consolidated Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Listing Information
As of May 20, 2024, CNH Industrial N.V. common stock is listed solely on the New York Stock Exchange ("NYSE") under the symbol "CNH". Prior to May 20, 2024, CNH Industrial N.V. common stock was listed solely on the NYSE under the symbol "CNHI" and prior to January 2, 2024, CNH Industrial N.V. common stock also had a secondary listing on Euronext Milan in Italy.
Number of Shareholders
At January 31, 2026, there were 392 registered holders of our common stock, including 143 shareholders that hold special voting shares associated with their common shares. This number does not include stockholders who hold their stock through brokers, banks and other nominees.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with the total return on the S&P Midcap 400 Index and the S&P Midcap 400 Industrials Index for the five-year period ended December 31, 2025. It shows the growth of a $100 investment on December 31, 2020, including the reinvestment of all dividends.

	Base Period	Years Ended December 31,
Company/Index	2020	2021	2022	2023	2024	2025
CNH	$100	$153	$148	$115	$112	$93
S&P Midcap 400	$100	$125	$108	$126	$144	$155
S&P Midcap 400 Industrials	$100	$128	$114	$149	$170	$191
Dividends
CNH's dividend policy allows for annual dividends of between 25-35% of its consolidated net income in any one year. While the Company currently expects a cash dividend to be paid in the future, any future dividend payments will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for information about our equity compensation plans, which is incorporated by reference herein.
Issuer Purchases of Equity Securities
On February 14, 2024, the Company's Board of Directors announced a $500 million share buyback program, which became effective March 1, 2024, under which the Company may repurchase its common shares in the open market or through privately negotiated or other transactions, including at the Company's election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
The Company's purchases of its common shares under the buyback programs during the fourth quarter of 2025, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
10/1/2025 - 10/31/2025	1,597,066	10.54	277,825,268
11/1/2025 - 11/30/2025	1,787,280	9.95	260,047,675
12/1/2025 - 12/31/2025	1,106,381	9.42	249,624,162
Total	4,490,727
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
See the information under the caption "Management's Discussion and Analysis," which is incorporated by reference herein.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the following financial risks connected with our operations:
•credit risk related to our financing activities;
•currency risk; and
•interest rate risk.
We seek to monitor and manage these risks through established policies, procedures, and risk‑mitigation practices.
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
Financial assets are recognized in the statement of financial position net of write-downs for the risk that counterparties may be unable to fulfill their contractual obligations, determined using available information on customer creditworthiness and historical data.
The maximum credit risk to which we were theoretically exposed at December 31, 2025 is represented by the carrying amounts stated for financial assets in the statement of financial position and the nominal value of the guarantees provided on debt or commitments of third parties.

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
Balances that are determined to be uncollectible, in whole or in part, are written down on an individual basis when they are significant. The amount of the write-down is based on an estimate of the recoverable cash flows and the date of receipt, the costs of recovery, and the fair value of any guarantees received. Impairment losses are recognized for receivables that are not written down on a specific basis, but rather determined based on historical experience and statistical information.
Receivables for financing activities amounted to $23,105 million at December 31, 2025 ($23,085 million at December 31, 2024) containing balances totaling $572 million ($424 million at December 31, 2024) that have been written down. In addition, balances totaling $430 million ($235 million at December 31, 2024) were either past due or in nonaccrual status. In the event of installment payments, even if only one installment is overdue, the whole amount of the receivable is classified as such.
Trade receivables totaling $226 million at December 31, 2025 ($125 million at December 31, 2024) contain balances totaling $27 million ($21 million at December 31, 2024) that have been written down.
Currency Risk
We are exposed to risk resulting from changes in exchange rates, which can affect our earnings and equity.
Where one of our subsidiaries incurs costs in a currency different from that of its revenues, any change in exchange rates can affect the net income/(loss) of that company. We estimate that in 2025, the total net trade flows exposed to currency risk amounted to the equivalent of 19% of our revenue (20% in 2024). The principal exchange rates to which we are exposed are the following:
•EUR/USD, in relation to the production/purchases of Agriculture and Construction in the Euro area
•USD/BRL and EUR/BRL, in relation to production in Brazil and the respective import/export flows;
•AUD/USD, mainly in relation to sales made by Agriculture and Construction in Australia;
•USD/INR, in relation to manufacturing operations in India;
•EUR/GBP, predominantly in relation to sales on the U.K. market.
Trade flows exposed to changes in these exchange rates in 2025 made up approximately 74% of the exposure to currency risk from trade transactions.
It is our policy to use derivative financial instruments to hedge a percentage of our forecasted trading transactions exchange-rate exposure within a target range of 55% to 85% for the coming 12 months (or beyond that timeframe where deemed appropriate), with flexibility to adjust between 0% or 100% as circumstances warrant, and to fully hedge exposures resulting from firm commitments.
Certain subsidiaries may hold trade receivables or payables denominated in a currency different from the subsidiary's functional currency. In addition, in a limited number of cases, subsidiaries may obtain financing or use funds in a currency different from their functional currency. Changes in exchange rates may result in exchange gains or losses arising from these situations. It is our policy to hedge fully, whenever possible, the exposure resulting from receivables, payables, and securities denominated in currencies different from the subsidiary's functional currency.
Certain of our subsidiaries' functional currency is different than the U.S. dollar, which is the Company's reporting currency. The income statements of those subsidiaries are converted into U.S. dollars using the average exchange rate for the period, and while revenues and margins are unchanged in local currency, changes in exchange rates may lead to effects on the converted balances of revenues, costs, and the results reported in U.S. dollars.
The assets and liabilities of consolidated companies whose functional currency is different from the U.S. dollar may acquire converted values in U.S. dollars which differ over time as a function of the fluctuation in exchange rates.
We monitor our principal exposure to conversion exchange risk, although there was no specific hedging in place at December 31, 2025. There were no substantial changes in 2025 in the nature or structure of exposure to currency risk or in our hedging policies.

Sensitivity Analysis
The potential loss in fair value of derivative financial instruments held for currency risk management (currency swaps/forwards, currency options, interest rate and currency swaps) at December 31, 2025, resulting from a hypothetical change of 10% in the relevant exchange rates amounted to approximately $135 million ($113 million at December 31, 2024). The valuation model for currency options assumes that market volatility at year-end remains unchanged.
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
The potential loss in fair value of fixed rate financial instruments (including the effect of interest rate derivative financial instruments) held at December 31, 2025, resulting from a hypothetical, unfavorable and instantaneous change of 10% in market interest rates, would have been approximately $41 million (approximately $15 million at December 31, 2024).
Floating rate financial instruments consist principally of cash and cash equivalents, wholesale receivables, debt, and ABS securities. The effect of the sale of receivables is also considered in the sensitivity analysis as well as the effect of hedging derivative instruments.
A hypothetical change of 10% in short-term interest rates at December 31, 2025, applied to floating rate financial assets and liabilities, operations for the sale of receivables and derivative financial instruments, would have caused increased net expenses before taxes, on an annual basis, of approximately $12 million (approximately $20 million at December 31, 2024).
This analysis is based on the assumption that there is a hypothetical change of 10% in interest rates across homogeneous categories. A homogeneous category is defined on the basis of the currency in which the financial assets and liabilities are denominated.
Item 8.    Financial Statements and Supplementary Data
See the "Consolidated Financial Statements and notes" thereto and supplementary data, which are incorporated by reference herein.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management's Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2025 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page 40.
Remediation of Material Weakness in Internal Control over Financial Reporting – Inventory Management
In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the existence and completeness of raw material and work-in-process inventory. We have taken all necessary corrective actions to remediate the material weakness throughout 2025, including engaging consulting professionals to improve our current cycle count program, performing full-physical inventory counts at certain locations in the fourth quarter of the year, developing standard operating procedures to ensure consistent communication of the inventory count processes at facilities managed by us and third-party warehouse service providers, and providing training on these standard operating procedures. We have concluded that the material weakness has been remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
Except for the changes discussed above as a result of remediation of the previously reported material weakness there have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CNH Industrial N.V. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 26, 2026

Item 9B.    Other Information
Director and Executive Officer Trading Arrangements
None.
Change to PSUs Granted as Part of the 2025-2027 Long-term Incentive Program
In light of the unprecedented and unforeseen impact of tariffs, countermeasures and other international trade issues, on February 25, 2026, CNH's Human Capital and Compensation Committee approved the removal from the performance share units granted to employees of the Company, including CNH's Named Executive Officers who are currently employed by CNH, in respect of the Performance Share Units ("PSUs") granted as part of the 2025-2027 Long-Term Incentive Plan (the "LTIP" and the "2025-2027 PSUs") of the requirement that both performance metrics must meet or exceed threshold performance in order for any payout of PSUs to occur. All other terms and conditions applicable to the 2025-2027 PSUs remain the same, including the requirement that the number of PSUs earned under the LTIP remains subject to the achievement of financial performance factors.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item regarding our executive officers appears as Item 1 of this Report under the caption "Information about our Executive Officers". The remaining information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2026 Annual General Meeting, prepared in accordance with applicable requirements and/or in the Company's Form 10-K, which, if required, will be filed no later than 120 days after December 31, 2025.
Code of Ethics
We have adopted a Code of Conduct that applies to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Conduct and our corporate governance policies are posted on our website at https://www.cnh.com/en-US/Our-Company/Governance. We intend to satisfy disclosure requirements regarding amendments to or waivers from our Code of Conduct by posting such information on our website. The charters of the Audit Committee, the Environmental, Social and Governance Committee and Human Capital and Compensation Committee are available on our website as well. This information is also available in print free of charge to any person who requests it.
Insider Trading Policies and Procedures
We have adopted an insider trading policy and related procedures governing the purchase, sale and/or other distribution of our securities by directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy and related procedures are filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
The information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2026 Annual General Meeting, prepared in accordance with applicable requirements, will be filed no later than 120 days after December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2026 Annual General Meeting, prepared in accordance with applicable requirements, which will be filed no later than 120 days after December 31, 2025.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2026 Annual General Meeting, prepared in accordance with applicable requirements, which will be filed no later than 120 days after December 31, 2025.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be contained in the Company's Notice of Meeting and Proxy Statement for its 2026 Annual General Meeting, prepared in accordance with applicable requirements, which will be filed no later than 120 days after December 31, 2025.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Financial Statements - CNH Industrial N.V. and Subsidiaries
The following are contained in this Annual Report on Form 10-K:
The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 67 immediately following the signature pages of this Report.
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

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act . (Previously filed as Exhibit 4.3 to the report on Form 10-K of the registrant (File No. 001-36085) and incorporated herein by reference).

10.1*	CNH Industrial N.V. Directors’ Compensation Plan (Previously filed as Exhibit 10.2 to the report on Form 8-K of the registrant on May 9, 2024 (File No. 001-36085) incorporated herein by reference).
10.2*	Case New Holland Industrial Inc. 2005 Deferred Compensation Plan, restated effective August 1, 2023
10.3*	CNH Industrial N.V. Equity Incentive Plan (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on May 12, 2025 (File No. 001-36085) incorporated herein by reference).
10.6*
Form of Restricted Stock Units Agreement (2023-2025) (Previously filed as Exhibit 10.13 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2023 and incorporated herein by reference)

10.7*
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

10.9
Credit Agreement, dated April 19, 2024, by and among CNH Industrial N.V., Citibank Europe PLC, UK Branch, as Facility Agent, and the banks listed therein (Previously filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

10.10
Extension Letter Agreement, dated March 24, 2024, to the Credit Agreement dated April 19, 2024, by and between CNH Industrial N.V., Citibank Europe plc, UK Branch, as Facility Agent, and the banks listed therein (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on March 28, 2025 (File No. 001-36085) and incorporated herein by reference)

10.11*
Form of Restricted Stock Units Agreement (2024-2026) (Previously filed as Exhibit 10.13 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2024 and incorporated herein by reference)

10.12*
Form of Performance Share Agreement (2024-2026) (Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2024 and incorporated herein by reference)

10.13*	Form of Restricted Stock Units Agreement (2025-2027)
10.14*	Form of Performance Share Agreement (2025-2027)
10.15*
Executive Employment Agreement with Gerrit Marx (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on June 28, 2024 (File No. 001-36085) and incorporated herein by reference).

10.19*
Executive Employment Agreement with Stefano Pampalone (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on January 14, 2025 (File 001-36085) and incorporated herein by reference).

10.20*
Executive Employment Agreement with James A.J. Nickolas (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on April 10, 2025 (File No. 001-36085) and incorporated herein by reference).

19.1	Insider Trading Policy (as adopted January 1, 2025)
21.0	Subsidiaries and affiliates of the registrant
23.1	Consent of Deloitte & Touche LLP.

Exhibit	Description
31.1	Certification of Chief Executive Officer of CNH Industrial N.V., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CNH Industrial N.V., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of CNH Industrial N.V. and Chief Financial Officer of CNH Industrial N.V., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy of CNH Industrial N.V. (as adopted November 2, 2023)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CLA	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101
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
Date: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Each person signing below also appoints Gerrit Marx, James A.J. Nickolas, and Britton Worthen, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable CNH Industrial N.V. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Date	Signature	Title

February 26, 2026	/s/ GERRIT MARX	Chief Executive Officer
Gerrit Marx

February 26, 2026	/s/ JAMES A. J. NICKOLAS	Chief Financial Officer
	James A. J. Nickolas	(Principal Financial Officer and Principal Accounting Officer)

February 26, 2026	/s/ SUZANNE HEYWOOD	Executive Director and Chair of the Board
Suzanne Heywood

February 26, 2026	/s/ ELIZABETH BASTONI	Director
Elizabeth Bastoni

February 26, 2026	/s/ HOWARD W. BUFFETT	Director
Howard W. Buffett

February 26, 2026	/s/ RICHARD J. KRAMER	Director
Richard J. Kramer

February 26, 2026	/s/ KAREN LINEHAN	Director
Karen Linehan

February 26, 2026	/s/ ALESSANDRO NASI	Director
Alessandro Nasi

February 26, 2026	/s/ VAGN SORENSEN	Director
Vagn Sørensen

February 26, 2026	/s/ ÅSA TAMSONS	Director
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
This discussion includes forward-looking statements, which, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual events or conditions to differ materially from those expressed or implied by the forward-looking statements. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the Company's business under "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
Global Business Conditions
In 2025, we operated in a challenging environment characterized by lower industry demand in large agriculture, particularly in the Americas, elevated tariff and input‑cost pressures, and cautious farmer sentiment. We view 2025 as part of a cyclical downturn in agricultural equipment rather than a structural change in our end markets. Throughout the year, we prioritized price discipline, production and inventory management, cost‑reduction initiatives, and continued investment in Precision Technology and quality, with the aim of positioning CNH for improved performance as conditions normalize, particularly into 2026 and beyond.
For a discussion of the Company's risks and uncertainties, see Part 1, Item 1A: "Risk Factors".
Operating Results
The operations, key financial measures, and financial analysis, differ significantly for manufacturing and distribution businesses ("Industrial Activities") and financial businesses ("Financial Services"); therefore, management believes that certain supplemental disclosures are important in understanding our consolidated operations and financial results. For further information, see "Supplemental Information" within this section, where we present supplemental consolidating data split by Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.
2025 Compared to 2024
Consolidated Results of Operations

	Years Ended December 31,
(in millions of dollars)	2025	2024
Revenues
Net sales	$15,346	$17,060
Finance, interest and other income	2,749	2,776
Total Revenues	18,095	19,836
Costs and Expenses
Cost of goods sold	12,389	13,350
Selling, general and administrative expenses	1,876	1,712
Research and development expenses	1,025	924
Restructuring expenses	22	118
Interest expense	1,482	1,611
Other, net	681	664
Total Costs and Expenses	17,475	18,379
Consolidated income before income taxes	620	1,457
Income tax expense	(184)	(336)
Equity in income of unconsolidated affiliates	69	138
Net income	505	1,259
Net income (loss) attributable to noncontrolling interests	(5)	13
Net income attributable to CNH Industrial N.V.	$510	$1,246

Revenues
We recorded revenues of $18,095 million in 2025, a decline of 8.8% compared to 2024. This decline was mainly due to lower shipments on decreased industry demand. See "Business Segment Performance."
Cost of Goods Sold
Cost of goods sold were $12,389 million in 2025 compared to $13,350 million in 2024, a decrease of 7.2% year-over- year. As a percentage of net sales, cost of goods sold was 80.7% in 2025 (78.3% in 2024), the increase in the percentage from 2024 was due to lower production volumes and tariff costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased to $1,876 million in 2025 (10.4% of revenues) from $1,712 million in 2024 (8.6% of revenues). The year-over-year increase is primarily due to higher credit risk provisions in the Financial Services segment and higher labor costs.
Research and Development
In 2025, R&D expenses were $1,025 million compared to $924 million in 2024. R&D expenses were higher in 2025 primarily due to a $172 million non-cash impairment charge related to in-process research & development ("IPR&D") acquired as part of the Raven and Bennamann acquisitions.
Restructuring Expenses
The Company incurred restructuring costs of $22 million and $118 million in 2025 and 2024, respectively. These costs primarily relate to the restructuring program announced in November 2023 targeting labor and non-labor SG&A expenses. This program was substantially complete in 2024, with total costs of $131 million.
Interest Expense
Interest expense decreased to $1,482 million in 2025 from $1,611 million in 2024 primarily due to lower external borrowings. The interest expense attributable to Industrial Activities, net of interest income and eliminations, was $114 million in 2025 compared to $152 million in 2024.
Other, net
Other, net expenses were $681 million in 2025 and included a pre-tax gain of $21 million ($16 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification, and a $62 million impairment of investments in unconsolidated affiliates.
Other, net expenses were $664 million in 2024 and included a pre-tax gain of $24 million ($18 million after-tax) as a result of the amortization over 4 years of the $101 million positive impact from the 2021 U.S. healthcare plan modification and a gain of $14 million for investment fair value adjustments, partially offset by a loss of $17 million on the sale of certain non-core product lines.
Income Taxes

	Years Ended December 31,
(in millions of dollars, except percentages)	2025	2024
Consolidated income before income taxes	$620	$1,457
Income tax expense	$184	$336
Effective tax rate	29.7%	23.1%
In 2025, income taxes were an expense of $184 million, compared to a tax expense of $336 million in 2024. The effective tax rates for 2025 and 2024 were 29.7% and 23.1%, respectively. The tax expense in 2025 was reduced as compared to 2024 due to lower profit-before-tax. However, the 2025 effective tax rate increased due to the year-over year tax impact of Argentina's highly inflationary economy and the non-recognized tax benefits associated with the non-cash impairment charges related to Monarch Tractors and IPR&D acquired as part of the Raven acquisition. In 2025, we also recorded a valuation allowance against deferred tax assets generated by Bennamann.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.The impacts of the OBBBA legislation did not have a material impact on the Company's financial results during 2025; further, the Company estimates the OBBBA legislation will not have a material impact on the Company’s financial results during 2026.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was $69 million in 2025 compared to $138 million in 2024 primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.
Business Segment Performance
The following table includes total revenues by segment (in millions of dollars, except percentages):

	Years Ended December 31,
	2025	2024	% Change
Revenues:
Agriculture	$12,390	$14,007	(11.5)%
Construction	2,956	3,053	(3.2)%
Total Net sales of Industrial Activities	15,346	17,060	(10.0)%
Financial Services	2,720	2,774	(1.9)%
Eliminations and other	29	2
Total Revenues	$18,095	$19,836	(8.8)%
The following table includes Adjusted EBIT of Industrial Activities by segment (in millions of dollars, except percentages):

	Years Ended December 31,
	2025	2024	$ Change	2025 Adj EBIT Margin	2024 Adj EBIT Margin
Adjusted EBIT:(1)
Agriculture	$772	$1,470	$(698)	6.2%	10.5%
Construction	68	169	(101)	2.3%	5.5%
Eliminations and other	(177)	(235)	58
Adjusted EBIT of Industrial Activities	$663	$1,404	$(741)	4.3%	8.2%
(1)A reconciliation from the most closely related U.S. GAAP measure to this non-GAAP measure is included on page 56.
Agriculture
Net Sales
Net sales for Agriculture were $12,390 million in 2025, an 11.5% decline compared to 2024. This decline is mainly due to lower shipment volumes on decreased industry demand.
In North America, industry volume was down 33% year over year in 2025 for tractors over 140 hp and was down 7% for tractors under 140 hp; combines were down 26%. In EMEA, tractor and combine demand was down 13% and 3%, respectively. South America tractor demand was down 1% and combine demand was down 16%. Asia Pacific tractor demand was up 12% and combine demand was down 26%.
The following table includes Agriculture net sales by geographic region in 2025 compared to 2024 (in millions of dollars, except percentages):

	Years Ended December 31,
	2025	2024	% Change
North America	$4,296	$5,839	(26.4)%
Europe, Middle East and Africa	4,614	4,267	8.1%
South America	2,016	2,280	(11.6)%
Asia Pacific	1,464	1,621	(9.7)%
Total	$12,390	$14,007	(11.5)%

Adjusted EBIT
Adjusted EBIT was $772 million in 2025, compared to $1,470 million in 2024. The decline, driven by lower shipment volumes and the impact from tariffs, was partially offset by lower quality costs. R&D expenses accounted for 7.5% of sales (5.9% in 2024), including a $172 million non-cash impairment charge related to IPR&D acquired as part of the Raven and Bennamann acquisitions. Adjusted EBIT margin was 6.2% in 2025.
Construction
Net Sales
Net sales for Construction were $2,956 million in 2025, a decline of 3.2% compared to 2024, due to lower shipment volumes in North America and continued channel destocking.
Global industry volume for construction equipment increased 7% year over year in 2025 for Heavy construction equipment; Light construction equipment was up 1%. Aggregated demand increased 1% in North America and 4% in EMEA, respectively, and increased 5% in South America and 5% for Asia Pacific, particularly in China.
The following table includes Construction net sales by geographic region in 2025 compared to 2024 (in millions of dollars, except percentages):

	Years Ended December 31,
	2025	2024	% Change
North America	$1,500	$1,633	(8.1)%
Europe, Middle East and Africa	717	660	8.6%
South America	552	540	2.2%
Asia Pacific	187	220	(15.0)%
Total	$2,956	$3,053	(3.2)%
Adjusted EBIT
Adjusted EBIT was $68 million in 2025, compared to $169 million in 2024. The decline was primarily due to lower volumes and higher manufacturing costs primarily as a result of higher tariff costs. Adjusted EBIT margin was 2.3% in 2025.
Financial Services
Finance, Interest and Other Income
Financial Services reported revenues of $2,720 million in 2025, down 1.9% compared to 2024 due to the negative impact from currency translation, unfavorable volumes in EMEA and lower yields in South America and EMEA, partially offset by favorable volumes in all regions except EMEA and higher yields in North America and APAC.
Net Income
Net income for Financial Services was $333 million in 2025, a $46 million decrease compared to 2024, primarily due to higher risk costs from increased specific reserves and delinquencies in South America, higher losses and collective rates in North America and increased labor costs; partially offset by margin improvement in all regions and favorable income taxes due to a non-recurring prior year valuation allowance adjustment in Argentina.
In 2025, retail originations (including unconsolidated joint ventures) were $10.6 billion, down $0.8 billion compared to 2024. The managed portfolio (including unconsolidated joint ventures) was $28.6 billion as of December 31, 2025 (of which retail was 70% and wholesale 30%), up $0.7 billion compared to December 31, 2024.
At December 31, 2025, the receivable balance past due greater than 30 days as a percentage of receivables was 3.1% (1.9% as of December 31, 2024) due to economic and environmental factors impacting farmers, specifically in South America.
2024 Compared to 2023
Please refer to the "Management's Discussion and Analysis" section of our 2024 Form 10-K.

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

	Statement of Operations
	Year Ended December 31, 2025					Year Ended December 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$15,346	$—	$—		$15,346	$17,060	$—	$—		$17,060
Finance, interest and other income	141	2,720	(112)	(2)	2,749	130	2,774	(128)	(2)	2,776
Total Revenues	15,487	2,720	(112)		18,095	17,190	2,774	(128)		19,836
Costs and Expenses
Cost of goods sold	12,389	—	—		12,389	13,350	—	—		13,350
Selling, general & administrative expenses	1,427	449	—		1,876	1,380	332	—		1,712
Research and development expenses	1,025	—	—		1,025	924	—	—		924
Restructuring expenses	23	(1)	—		22	117	1	—		118
Interest expense	255	1,339	(112)	(3)	1,482	282	1,457	(128)	(3)	1,611
Other, net	156	525	—		681	150	514	—		664
Total Costs and Expenses	15,275	2,312	(112)		17,475	16,203	2,304	(128)		18,379
Consolidated income before Income Taxes	212	408	—		620	987	470	—		1,457
Income tax expense	(88)	(96)	—		(184)	(226)	(110)	—		(336)
Equity in income of unconsolidated affiliates	48	21	—		69	119	19	—		138
Net income	$172	$333	$—		$505	$880	$379	$—		$1,259
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)Eliminations of Financial Services' interest income earned from Industrial Activities.
(3)Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	As of December 31, 2025					As of December 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,932	$646	$—		$2,578	$2,332	$859	$—		$3,191
Restricted cash	109	542	—		651	89	586	—		675
Trade receivables, net	226	10	(10)	(2)	226	121	11	(7)	(2)	125
Financing receivables, net	141	23,363	(399)	(3)	23,105	218	23,528	(661)	(3)	23,085
Financial receivables from Iveco Group N.V.	142	53	—		195	50	118	—		168
Inventories, net	4,564	87	—		4,651	4,713	63	—		4,776
Property, plant and equipment, net	2,178	3	—		2,181	1,935	1	—		1,936
Investments in unconsolidated affiliates	291	146	—		437	371	119	—		490
Equipment under operating leases	21	1,570	—		1,591	44	1,422	—		1,466
Goodwill	3,477	140	—		3,617	3,446	138	—		3,584
Other intangible assets, net	1,056	30	—		1,086	1,197	24	—		1,221
Deferred tax assets	1,046	208	(47)	(4)	1,207	899	134	(106)	(4)	927
Derivative assets	32	116	(6)	(5)	142	82	132	(18)	(5)	196
Other assets	1,112	100	(132)	(2)	1,080	1,180	119	(206)	(2)	1,093
Total Assets	$16,327	$27,014	$(594)		$42,747	$16,677	$27,254	$(998)		$42,933
Liabilities and Equity
Debt	$4,385	$22,861	$(484)	(2)(3)	$26,762	$4,499	$23,173	$(790)	(2)(3)	$26,882
Financial payables from Iveco Group N.V.	3	88	—		91	4	58	—		62
Trade payables	2,075	182	(10)	(2)	2,247	2,123	176	(7)	(2)	2,292
Deferred tax liabilities	17	47	(47)	(4)	17	28	106	(106)	(4)	28
Pension, postretirement and other postemployment benefits	360	6	—		366	385	7	—		392
Derivative liability	69	34	(6)	(5)	97	101	63	(18)	(5)	146
Other liabilities	4,491	898	(47)	(2)	5,342	4,514	926	(77)	(2)	5,363
Total Liabilities	11,400	24,116	(594)		34,922	11,654	24,509	(998)		35,165
Redeemable noncontrolling interest	53	—	—		53	55	—	—		55
Equity	4,874	2,898	—		7,772	4,968	2,745	—		7,713
Total Liabilities and Equity	$16,327	$27,014	$(594)		$42,747	$16,677	$27,254	$(998)		$42,933
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
(4)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(5)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Year Ended December 31, 2025					Year Ended December 31, 2024
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income	$172	$333	$—		$505	$880	$379	$—		$1,259
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating leases	427	5	—		432	413	4	—		417
Depreciation and amortization expense of assets under operating leases	4	193	—		197	8	180	—		188
Undistributed income (loss) of unconsolidated affiliates	302	(21)	(264)	(2)	17	291	(19)	(283)	(2)	(11)
Other non-cash items	297	350	—		647	74	266	—		340
Changes in operating assets and liabilities:
Provisions	(340)	4	—		(336)	(204)	—	—		(204)
Deferred income taxes	(109)	(89)	—		(198)	(38)	(69)	—		(107)
Trade and financing receivables related to sales, net	(78)	783	3	(3)	708	3	1,016	(4)	(3)	1,015
Inventories, net	434	315	—		749	472	315	—		787
Trade payables	(199)	5	(4)	(3)	(198)	(1,173)	(17)	4	(3)	(1,186)
Other assets and liabilities	143	(129)	1	(3)	15	(564)	34	—	(3)	(530)
Net cash provided (used) by operating activities	1,053	1,749	(264)		2,538	162	2,089	(283)		1,968
Cash Flows from Investing Activities
Additions to retail receivables	—	(7,554)	—		(7,554)	—	(8,227)	—		(8,227)
Collections of retail receivables	—	7,508	—		7,508	—	6,459	—		6,459
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(530)	(13)	—		(543)	(533)	(3)	—		(536)
Expenditures for assets under operating leases	—	(655)	—		(655)	(31)	(619)	—		(650)
Other	(249)	113	—	(4)	(136)	587	(431)	26	(4)	182
Net cash provided (used) by investing activities	(779)	(601)	—		(1,380)	23	(2,821)	26		(2,772)
Cash Flows from Financing Activities
Proceeds from long-term debt	2,536	10,449	—		12,985	1,874	13,237	—		15,111
Payments of long-term debt	(2,836)	(10,170)	—		(13,006)	(1,843)	(11,610)	—		(13,453)
Net increase (decrease) in other financial liabilities	(96)	(1,470)	—		(1,566)	106	(522)	—		(416)
Dividends paid	(333)	(264)	264	(2)	(333)	(607)	(283)	283	(2)	(607)
Purchase of treasury stock and other	(100)	—	—	(4)	(100)	(702)	26	(26)	(4)	(702)
Net cash provided (used) by financing activities	(829)	(1,455)	264		(2,020)	(1,172)	848	257		(67)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	175	50	—		225	(220)	(88)	—		(308)
Net increase (decrease) in cash, cash equivalents and restricted cash	(380)	(257)	—		(637)	(1,207)	28	—		(1,179)
Cash, cash equivalents and restricted cash, beginning of year	2,421	1,445	—		3,866	3,628	1,417	—		5,045
Cash, cash equivalents and restricted cash, end of year	$2,041	$1,188	$—		$3,229	$2,421	$1,445	$—		$3,866
(1)Industrial Activities represents the enterprise without Financial Services. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
(2)This item includes the elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities' net cash provided (used) by operating activities.
(3)This item includes the elimination of certain minor activities between Industrial Activities and Financial Services.
(4)This item includes the elimination of capital investment between Industrial Activities and Financial Services.

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
As of December 31, 2025, CNH's primary non-GAAP financial measures are defined as follows:
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
Net Cash (Debt) and Net Cash (Debt) of Industrial Activities
Net Cash (Debt) is defined as total debt less: intersegment notes receivable, cash and cash equivalents, restricted cash, other current financial assets (primarily current securities, short-term deposits and investments towards high-credit-rating counterparties) and derivative hedging debt. CNH provides the reconciliation of Net Cash (Debt) to Total (Debt), which is the most directly comparable measure included in the Consolidated Balance Sheet. Due to different sources of cash flows used for the repayment of the debt between Industrial Activities and Financial Services (by cash from operations for Industrial Activities and by collection of financing receivables for Financial Services), management separately evaluates the cash flow performance of Industrial Activities using Net Cash (Debt) of Industrial Activities.
We believe that Net Debt is a useful analytical metric for measuring our effective borrowing requirements. We provide a separate analysis of Net Debt of Industrial Activities and Net Debt of Financial Services to reflect the different cash flow management practices in the two activities. Industrial Activities reflects the consolidation of all majority-owned subsidiaries, including those performing centralized treasury activities, except for Financial Services subsidiaries. Financial Services reflects the consolidation of the Financial Services' businesses.
Free Cash Flow of Industrial Activities
Free Cash Flow of Industrial Activities ("Industrial Free Cash Flow") refers to Industrial Activities, only, and is computed as consolidated cash flow from operating activities less: cash flow from operating activities of Financial Services; investments of Industrial Activities in property, plant and equipment, intangible assets, and assets sold under operating leases; change in derivatives hedging debt of Industrial Activities; as well as other changes and intersegment eliminations.

Reconciliation of Adjusted EBIT to Net Income (Loss)
The following table includes the reconciliation of Adjusted EBIT for Industrial Activities to net income, the most comparable U.S. GAAP financial measure (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Agriculture	$772	$1,470	$2,636
Construction	68	169	238
Unallocated items, eliminations and other(1)	(177)	(235)	(240)
Total Adjusted EBIT of Industrial Activities	663	1,404	2,634
Interest expense of Industrial Activities, net of interest income and eliminations	(114)	(152)	(76)
Foreign exchange losses, net of Industrial Activities	(22)	(15)	(105)
Finance and non-service component of Pension and other postemployment benefit cost of Industrial Activities(2)	—	(10)	(4)
Restructuring expenses of Industrial Activities	(23)	(117)	(65)
Other discrete items of Industrial Activities(3)	(244)	(4)	(10)
Financial Services Net Income	333	379	371
Financial Services Income Taxes	96	110	136
Income before taxes	689	1,595	2,881
Income tax expense	(184)	(336)	(594)
Net income	$505	$1,259	$2,287
(1)Unallocated items, eliminations and other primarily includes certain corporate costs and other operating expenses and incomes not allocated to segments' results. The December 31, 2025 decline in Unallocated items was driven by a decrease in indirect taxes.
(2)In the years ended December 31, 2025, 2024, and 2023, this item includes a pre-tax gain of $21 million, $24 million, and $24 million, respectively as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S.
(3)In the year ended December 31, 2025, this item includes a $172 million non-cash impairment charge related to IPR&D acquired as part of the Raven and Bennamann acquisitions, a $62 million for non-cash impairment of investment in Monarch Tractors and other minority holdings and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor. In the year ended December 31, 2024, this item includes a loss of $17 million on the sale of certain non-core product lines and a gain of $14 million for investment fair value adjustments. In the year ended December 31, 2023, this item includes a loss of $23 million on the sale of the CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann.

Reconciliation of Net Debt to Total Debt
The calculation of Net Debt as of December 31, 2025 and 2024 and the reconciliation of Total Debt, the U.S. GAAP financial measure that we believe to be most directly comparable, to Net Debt, are shown below (in millions of dollars):

	Industrial Activities		Financial Services		Consolidated
	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
Third party debt	$(4,104)	$(4,043)	$(22,658)	$(22,839)	$(26,762)	$(26,882)
Intersegment notes payable	(281)	(456)	(203)	(334)	—	—
Financial payables to Iveco Group N.V.	(3)	(4)	(88)	(58)	(91)	(62)
Total Debt	(4,388)	(4,503)	(22,949)	(23,231)	(26,853)	(26,944)
Less:
Cash and cash equivalents	1,932	2,332	646	859	2,578	3,191
Restricted cash	109	89	542	586	651	675
Intersegment notes receivable	203	334	281	456	—	—
Financial receivables from Iveco Group N.V.	142	50	53	118	195	168
Derivatives hedging debt	(23)	(29)	25	(8)	2	(37)
Net debt	$(2,025)	$(1,727)	$(21,402)	$(21,220)	$(23,427)	$(22,947)
Reconciliation of Free Cash Flow of Industrial Activities to Net Cash Provided by Operating Activities
The reconciliation of Free Cash Flow of Industrial Activities to Net cash provided by Operating Activities, the U.S. GAAP financial measure that we believe to be most directly comparable, for the years ended December 31, 2025, 2024 and 2023 , is shown below (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by Operating Activities	$2,538	$1,968	$907
Less:
Cash flows from Operating Activities of Financial Services, net of eliminations	1,485	1,806	(1,230)
Change in derivatives hedging debt of Industrial Activities	(6)	(5)	(9)
Investments in operating lease assets of Industrial Activities	—	31	30
Investments in property plant and equipment, and intangible assets of Industrial Activities	530	533	637
Other changes(1)	16	4	263
Free Cash Flow of Industrial Activities	$513	$(401)	$1,216
(1)This item primarily includes capital increases in intersegment investments and change in financial receivables.
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
Our subsidiaries participate in a global cash management system, which we operate in a number of jurisdictions. Under this system, the cash balances of our subsidiaries are aggregated at the end of each business day to central pooling accounts. Centralized treasury management offers financial and systems expertise in managing these accounts, as well as providing related services and consulting to our business segments.

Our policy is to keep a high degree of flexibility with our funding and investment options to maintain our desired level of liquidity to achieve our rating targets while improving the Company's capital structure over time. In managing our liquidity requirements, we are pursuing a financing strategy that aims to extend our Industrial Activities debt profile over time by issuing long-term bonds and retiring short-term debt through opportunistic transactions, deleveraging our Industrial Activities balance sheet by reducing debt, and diversifying funding sources.
A summary of our strategy is set forth below:
•Our funding strategy's goal is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments. While we expect securitizations and sale of receivables (factoring) to continue to represent a material portion of our capital structure and intersegment borrowings to remain a marginal source of funding, we will continue to diversify our funding sources and expand our investor base within Financial Services to support our investment grade credit ratings. These diversified funding sources include secured and unsecured facilities, a repurchase agreement, commercial paper and unsecured notes.
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
Ratings as of December 31, 2025 for the Company are as follows:

	CNH Industrial N.V.(1)			CNH Industrial Capital LLC
	Long-Term	Short-Term	Outlook	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Negative	BBB+	A-2	Negative
Fitch Ratings	BBB	-	Stable	BBB	F2	Stable
Moody's Investors Service	Baa2	-	Stable	Baa2	-	Stable
(1) Includes treasury subsidiary, CNH Industrial Finance Europe S.A.
The Company's ratings are investment grade, which the Company believes allow it to access funding at competitive rates.
A credit rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A deterioration in our ratings could impair our ability to obtain debt financing and would increase the cost of such financing. Ratings are influenced by a number of factors, including, among others: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earnings trends and volatility, ability to dividend monies from subsidiaries and our competitive position. Material deterioration in any one, or a combination, of these factors could result in a downgrade of our ratings, thus increasing the cost of funding and potentially limiting our access to the capital markets and other sources of financing.
Consolidated Debt
Net Debt increased $480 million compared to December 31, 2024. The increase was primarily driven by negative foreign exchange effects of $1,317 million and $433 million in share buybacks and dividends. These increases were partially offset by a reduction in portfolio receivables of Financial Services of $1,049 million and free cash flow generation of $513 million.
Cash Flow Analysis
For the year ended December 31, 2025, Cash and cash equivalents and Restricted cash combined were $3,229 million, a decrease of $637 million from December 31, 2024, primarily due to decrease in external borrowings, investments in fixed assets, the share buyback program, and dividends paid; partially offset by operating activities cash generation and an increase in external borrowing.
At December 31, 2025, Cash and cash equivalents and Restricted cash were $2,578 million ($3,191 million at December 31, 2024) and $651 million ($675 million at December 31, 2024), respectively. Undrawn medium-term unsecured committed facilities were $6,483 million ($5,493 million at December 31, 2024). At December 31, 2025, the aggregate of Cash and cash equivalents, Restricted cash, undrawn committed facilities and other current financial assets, which we consider to constitute our principal liquid assets (or "available liquidity"), totaled $9,816 million ($9,465 million at December 31, 2024). At December 31, 2025, this amount also included $104 million net financial receivables from Iveco Group ($106 million net financial receivables at December 31, 2024) consisting of net financial receivables mainly towards Financial Services of Iveco Group.
The following table summarizes the changes to cash flows from operating, investing, and financing activities for each of the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Cash flow provided (used) by:
Operating activities	$2,538	$1,968	$907
Investing activities	(1,380)	(2,772)	(3,699)
Financing activities	(2,020)	(67)	2,598
Translation exchange differences	225	(308)	110
Net decrease in cash and cash equivalents	$(637)	$(1,179)	$(84)
Net Cash from Operating Activities
Cash provided by operating activities in 2025 totaled $2,538 million compared to $1,968 in 2024. The year-over-year increase reflects more favorable working capital movements, including lower outflows associated with Trade Payables compared to the prior year.
Net Cash from Investing Activities
Cash outflows from investing activities in 2025 was $1,380 million compared to $2,772 in 2024. The year-over-year decrease was driven by higher financing receivable collections. Expenditure on property, plant and equipment, and intangible assets, excluding operating leases, totaled $543 million, and spending on assets under operating leases totaled $655 million, and were flat to 2024 expenditures.
The following table summarizes our investments in tangible assets by segment and investments in intangible assets for each of the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Agriculture	$322	$321	$396
Construction	55	62	79
Total Industrial Activities investments in tangible assets	377	383	475
Industrial Activities investments in intangible assets	153	150	162
Total Industrial Activities capital expenditures	530	533	637
Financial Services investments in intangible assets	13	3	7
Total Capital expenditures	$543	$536	$644
We incurred these capital expenditures principally related to initiatives to introduce new products, enhance manufacturing efficiency and increase capacity, and for maintenance and engineering.
Net Cash from Financing Activities
Cash outflows from financing activities were $2,020 million in 2025 and $67 million in 2024. The year-over-year change was driven by a $21 million net cash outflow on long-term debt in 2025, and a net inflow of $1,658 million in 2024, resulting from fewer retail securitizations, lower use of commercial paper and revolving credit facilities, and reduced bond offerings. Net cash outflow on other financial liabilities was $1,566 million in 2025 and $416 million in 2024, the change was driven by lower wholesale facilities and short-term revolving lines

Free Cash Flow
For the year ended December 31, 2025, the generation of Free Cash Flow of Industrial Activities was $513 million primarily due to adjusted EBIT results of the segments, working capital generation and undistributed income of unconsolidated affiliates, partially offset by capital expenditures and cash interest and taxes.
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
We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year. At December 31, 2025, we had available committed, unsecured facilities expiring after twelve months of $6.5 billion ($5.5 billion at December 31, 2024).
Financial Services securitized debt is repaid with the cash generated by the underlying amortizing receivables. Accordingly, additional liquidity is not normally necessary for the repayment of such debt. Financial Services has traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. At December 31, 2025, Financial Services' committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($3.7 billion at December 31, 2024), of which $3.5 billion was utilized at December 31, 2025 ($3.1 billion at December 31, 2024).
If Financial Services were unable to obtain ABS funding at competitive rates and at the same time were unable to access other sources of funding at similar conditions, its ability to conduct its activities would be limited.
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
In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that the Company was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The Company and its U.K. pension scheme trustee are reviewing this development and considering whether this decision has any implications for the CNHI and JI Case Pension Plans. In June 2025, the U.K. government announced its intention to introduce legislation permitting retrospective actuarial confirmation of benefit changes, if required. This proposed legislation is expected to provide relief to plan sponsors in light of recent case law, although the timing and specific provisions have not yet been finalized. The Company is assessing the potential impact of this ruling on its financial statements, including any implications for pension obligations, funding requirements, or other financial exposures. Due to the complexity of the ruling, the Company will engage with the pension plan trustees and other parties required to retrieve and analyze data necessary to perform an assessment of plan amendments which may be affected by this ruling. As of December 31, 2025, the Company is not able to reasonably estimate the impact of this ruling, if any, on the Company's results of operations.

At December 31, 2025 and 2024, the difference between the present value of the pension plan obligations and the fair value of the related plan assets was a deficit of $119 million and $151 million, respectively. In 2025, we contributed $31 million to the plan assets and made direct benefit payments of $12 million for our pension plans. Our expected total contribution to pension plan assets and direct benefit payments is estimated to be $45 million for 2026.
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
At December 31, 2025 and 2024, the difference between the present value of the healthcare plan obligations and the fair value of the related plan assets was a deficit of $127 million and $126 million, respectively. In 2025, we did not contribute to the plan assets and made direct benefit payments for healthcare plans of $19 million and we expect to make direct benefit payments of $15 million in 2026.
Other Postemployment Benefits
Other postemployment benefits consist of benefits for Italian Employee Leaving Entitlements up to December 31, 2006, loyalty bonus in Italy and various other similar plans in France, Germany and Belgium. Until December 31, 2006, Italian companies with more than 50 employees were required to accrue for benefits paid to employees upon them leaving the company. The scheme has since changed to a defined contribution plan. The obligation on our Consolidated Balance Sheets represents the residual reserve for years until December 31, 2006. Loyalty bonuses are accrued for employees who have reached certain service seniority and are generally settled when employees leave the company. These plans are not required to be funded and, therefore, have no plan assets.
At December 31, 2025 and 2024, the present value of the obligation for other postemployment benefits amounted to $81 million and $81 million, respectively.
In 2025, we made direct benefit payments of $7 million for other postemployment benefits and expect to make direct benefit payments of $7 million in 2026.
For further information on pension and other postemployment benefits, see "Note 13: Employee Benefit Plans and Postretirement Benefits" to our Consolidated Financial Statements for the year ended December 31, 2025.
Off-Balance Sheet Arrangements
We use certain off-balance sheet arrangements with unconsolidated third parties in the ordinary course of business, including financial guarantees. Our arrangements are described in more detail below. For additional information, see "Note 15: Commitments and Contingencies" to our Consolidated Financial Statements for the year ended December 31, 2025.
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
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates totaling $119 million as of December 31, 2025.

Disclosure of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments with definitive payment terms that will require significant cash outlays in the future, as of December 31, 2025 (in millions of dollars):

	Payments due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations(1)
Debt obligations(2)
Bonds	$10,719	$1,701	$4,174	$2,642	$2,202
Borrowings from banks	3,050	1,128	913	470	539
Asset-backed financing	11,294	6,326	3,372	1,487	109
Other debt	1,699	865	718	116	—
Operating lease obligations	307	89	119	55	44
Purchase obligations	48	48	—	—	—
Total	$27,117	$10,157	$9,296	$4,770	$2,894

(1)Reserves for uncertain tax positions are not included within this table as the timing and ultimate uncertainty of settlement with the relevant taxing authorities is not known.
(2)Amounts presented exclude the related interest expense that will be paid when due. Potential outflows in the years after 2026 are subject to a number of uncertainties, including future asset performance and changes in assumptions, and therefore we are unable to make sufficiently reliable estimates of future contributions beyond 2026.
Debt Obligations
For information on our debt obligations, see "Capital Resources" above and "Note 10: Debt" to our Consolidated Financial Statements for the year ended December 31, 2025. The amount reported as debt obligations in the table above consists of our bonds, borrowings from banks, asset-backed financing and other debt which reconciles in total to the amount in the December 31, 2025 consolidated balance sheet.
Operating Lease Obligations
Our operating leases consist mainly of leases for commercial and industrial properties used in carrying out our businesses. The amounts reported above under "Operating lease obligations" include the minimal rental and payment commitments due under such leases.
Purchase Obligations
Our purchase obligations at December 31, 2025, include commitments to purchase tangible fixed assets, largely in connection with planned capital expenditures, in an aggregate amount of approximately $48 million.
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
Particularly in light of the current economic uncertainty, developments may occur which may differ from our estimates and assumptions, and therefore might require significant adjustments to the carrying amounts of certain items, which as of the date of this Annual Report cannot be accurately estimated or predicted. The principal items affected by estimates are the allowances for credit losses, fair values for goodwill impairment tests, other indefinite-lived intangible assets, the residual values of equipment leased out under operating lease arrangements, sales allowances, product warranties, pension and other postemployment benefits, deferred tax assets and contingent liabilities.
Estimates and assumptions are reviewed periodically, and the effects of any changes are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.

The following critical accounting estimates reflect the significant judgments and assumptions we make in applying our accounting policies. These estimates have the most significant effect on the amounts reported in our Consolidated Financial Statements and could result in material adjustments to the carrying amounts of assets and liabilities within the next financial year. See "Note 2: Summary of Significant Accounting Policies" to the Consolidated Financial Statements for the year ended December 31, 2025 for additional information.
Allowance for Credit Losses
The allowance for credit losses represents our estimate of lifetime expected credit losses on trade and financing receivables. Retail receivables include retail notes, finance leases, and revolving charge accounts to end‑use customers, while wholesale receivables primarily include dealer floorplan financing and other dealer‑related financing. Receivables within a geographic area generally share similar risk characteristics and are evaluated collectively.
Expected credit losses for retail, trade, and wholesale portfolios are estimated using loss‑forecast models that incorporate historical loss experience, collateral values, portfolio performance, delinquency trends, and forward‑looking macroeconomic factors. Retail models consider indicators such as Gross Domestic Product and net farm income, while wholesale and trade models also reflect industry sales volumes. Models are updated quarterly, and qualitative adjustments are applied when risks are not fully captured in the quantitative inputs.
Receivables that do not share similar risk characteristics are evaluated individually based on factors such as outstanding amounts, delinquency status, and collection history. Expected credit losses reflect the probability‑weighted present value of cash shortfalls, including collateral values when relevant, over the expected life of the asset.
Charge‑offs are recorded when amounts are deemed uncollectible. Revolving charge accounts are generally charged off at 120 days past due.
At December 31, 2025 and 2024, the allowance for credit losses was $572 million and $424 million, respectively. The 2025 balance includes a $121 million increase in retail reserves for Brazil due to adverse market conditions including crop price declines, flooding and drought. Management's evaluation considers historical loss experience, portfolio risks, adverse situations that may affect the borrower's ability to repay, collateral values and current and forecasted economic conditions.
The assumptions used in evaluating the Company's exposure to credit losses involve estimates and significant judgment. While management believes the allowance is adequate, future changes in economic conditions or customer financial health could require adjustments to the allowance. Historically, changes in economic conditions have had limited impact on wholesale receivables. Retail receivable credit loss estimates are more sensitive, reflecting factors such as historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts. A hypothetical 10% increase in the quantitative loss rates would have resulted in an approximately $21 million increase to the allowance for credit losses at December 31, 2025.
Goodwill
We test goodwill for impairment annually at the reporting unit level and whenever events or circumstances indicate potential impairment. For CNH, indicators include adverse global economic conditions, declines in agricultural or construction equipment demand, commodity price volatility, supply chain disruptions, regulatory or trade policy changes, deterioration in reporting unit financial performance, loss of significant dealer or customer relationships, technological shifts affecting product competitiveness, or decisions to reorganize a reporting unit.
Our reporting units are Agriculture, Construction, and Financial Services. Impairment testing compares the estimated fair value of each reporting unit with its carrying value. Any excess of carrying value over fair value is recognized as an impairment charge, limited to the goodwill allocated to that unit. A qualitative assessment may be performed to determine whether a quantitative test is required.
Annual impairment reviews as of December 31, 2025, 2024, and 2023 indicated no impairment. We monitor events and changes in circumstances to determine if interim testing is required. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2025.
Other Indefinite-lived Intangible Assets
The Company holds indefinite-lived intangible assets that consist primarily of trade names and IPR&D acquired through business combinations. These assets are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In 2024 and 2025, the Company recognized impairment charges of $11 million and $123 million, respectively, related to the IPR&D acquired as part of the Raven acquisition. In 2025, the Company recognized an impairment charge of $49 million related to the IPR&D acquired as part of the Bennamann acquisition. The Company recognized the related impairment charges within R&D expense for the Agriculture reporting unit. The fair value of the IPR&D acquired as part of the Raven acquisition was determined using the relief-from-royalty method, which estimates value based on the present value of royalties avoided. This approach depends on several management assumptions, including estimates of future revenues, estimated cost of completion, and the weighted-average cost of capital. The fair value of the IPR&D acquired as part of the Bennamann acquisition was determined using the Multi-Period Excess Earnings Method ("MPEEM"), which isolates cash flows specifically attributable to the asset after deducting returns on contributory assets, such as working capital, that support the generation of income. This approach depends on several management assumptions, including estimates of future revenues, contributory asset charges, probability of success and discount rates.
Residual Values of Assets Leased Out Under Operating Lease Arrangements
Our Financial Services segment purchases equipment from our dealers and leases such equipment to retail customers under operating leases. Income from these operating leases is recognized over the term of the lease. Our decision on whether or not to offer lease financing to customers is based, in part, upon estimated residual values of the leased equipment, which are estimated at the lease inception date and periodically updated. Realization of the residual values, a component in the profitability of a lease transaction, is dependent on our ability to market the equipment at lease termination under the then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Although realization is not assured, management believes that the estimated residual values are realizable.
Sales Incentives and Allowances
The Company provides sales incentives and allowances to dealers as a reduction of revenue at the time of sale, based on estimated future incentive costs. These incentives may be based on dealer purchase volumes, or on retail sales incentive programs and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, and field inventory levels. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. Actual cost differences from the original cost estimate are recognized in "Net sales". Accruals recorded in "Other liabilities" on the Consolidated Balance Sheets were $1,930 million, $2,075 million and $2,433 million at December 31, 2025, 2024 and 2023, respectively. The decrease in 2024 reflected dealer destocking following elevated inventory levels, while the further decline in 2025 was driven by broader channel destocking across dealers and other distribution partners.
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
The product warranty accruals at December 31, 2025, 2024 and 2023 were $641 million, $633 million and $610 million, respectively. Estimates used to determine the product warranty accruals are based on historical claims rate leveraging the last rolling 12 months and consideration of current quality developments.
Pension and Other Postemployment Benefits
As described in "Note 13: Employee Benefit Plans and Postretirement Benefits" to our Consolidated Financial Statements for the year ended December 31, 2025, we sponsor pension, healthcare and other postemployment plans in various countries. The related costs and obligations are actuarially determined using several statistical and judgment-based assumptions, including discount rates, rates for expected returns on plan assets, rates for compensation increases, mortality rates, retirement rates, and healthcare cost trend rates. Differences between actual experience and these assumptions, or changes in the assumptions themselves, may result in gains or losses that are initially recorded in equity and subsequently amortized into expense when they exceed 10% of the greater of (1) the projected benefit obligation or (2) the fair market value of the plan assets at year end. Any such excess is amortized over the average remaining service period of active employees, and by the average life expectancy for inactive employees expected to receive benefits under the plan.
The measurement of our pension, healthcare, and other postemployment benefit obligations and related net periodic benefit cost is particularly sensitive to changes in key actuarial assumptions. The discount rate is the most significant driver of volatility, especially for our pension plans. A one percentage‑point decrease in the discount rate would increase our pension obligation by approximately $121 million, while a one percentage‑point increase would reduce it by approximately $102 million. Pension expense is also affected by these assumptions: a one percentage‑point change in the discount rate or expected long‑term rate of return on plan assets would change annual pension cost by approximately $3 million and $11 million, respectively.
Our healthcare and other postemployment benefit obligations are also sensitive to changes in the discount rate, though to a lesser extent. A one percentage‑point decrease in the discount rate would increase these obligations by approximately $8 million, while a one percentage‑point increase would reduce them by approximately $7 million. For healthcare benefits, a one percentage‑point change in the assumed healthcare cost trend rate would change the obligation by approximately $6 million.
Realization of Deferred Tax Assets
At December 31, 2025, the Company had net deferred tax assets on temporary differences of $1,666 million, including $209 million of deferred tax assets that were not recognized in the financial statements. The corresponding totals at December 31, 2024, were net deferred tax assets of $1,560 million, including $183 million of deferred tax assets that were not recognized in the financial statements.
We have recognized deferred tax assets we believe are more likely than not to be realized. The determination to record a valuation allowance requires significant judgment and is based on an assessment of positive and negative evidence, whereby objectively verifiable evidence takes precedence over other forms of evidence. In our assessments, we consider actual and forecasted results, the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, and tax planning strategies. We also consider risk factors, including, but not limited to, the economic conditions in the countries and, in some cases, regions in which we have significant operations as those conditions would generally impact our ability to generate taxable income in specific jurisdictions.
During the fourth quarter of 2025, we recognized a valuation allowance on deferred tax assets from the non-cash impairment charges related to Monarch Tractors and the IPR&D acquired as part of the Raven acquisition. In 2025, we also recorded a valuation allowance against deferred tax assets generated by Bennamann.
During the fourth quarter of 2024, we recognized a significant portion of the deferred tax assets related to our operations in China, resulting in a non-cash tax benefit, as those operations had consistently returned to pre-tax profitability, with that trend anticipated to continue for the foreseeable future. During this same period, we also recorded a valuation allowance on deferred tax assets generated by our financial services business in Argentina, resulting in a non-cash increase to the Company's tax expense, as those operations generated statutory tax losses attributable to Argentina's hyperinflationary economy that we do not anticipate utilizing in the foreseeable future.
Contingent Liabilities
We are the subject of legal and indirect tax proceedings covering a range of matters that are pending in various jurisdictions. Due to the uncertainty inherent in such matters, it is difficult to predict the final outcome of such matters. The cases and claims against us often raise difficult and complex factual and legal issues, which are subject to many uncertainties, including but not limited to the facts and circumstances of each particular case and claim, the jurisdiction and the differences in applicable law. In the normal course of business, we consult with legal counsel and other experts on matters related to litigation, taxes and other similar contingent liabilities. We accrue a liability when it is determined that an adverse outcome is probable and the amount of the loss can be reasonably estimated. In the event an adverse outcome is probable, but an estimate is not determinable or is possible, the matter is disclosed. See "Note 15: Commitments and Contingencies" to the Consolidated Financial Statements for the year ended December 31, 2025 for additional information.
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
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods related products, particularly as it relates to the agricultural market business cycle; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, which could consequently affect demand of our products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies (including artificial intelligence) and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, privacy and data security or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other postemployment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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
Further information concerning CNH, including factors that potentially could materially affect its financial results, is included in the Company's reports and filings with the SEC.
All future written and oral forward-looking statements by CNH or persons acting on the behalf of CNH are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CNH Industrial N.V.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CNH Industrial N.V. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 16 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company recognizes revenue when control of the equipment, services or parts has been transferred, and the Company’s performance obligations to the customers (e.g., dealers) have been satisfied. Transfer of control occurs when title and risk of ownership have transferred to the customer, which occurs based upon the terms specified in the agreement. In most of the jurisdictions where the Company operates, and subject to specific exceptions, transfer of control, and thus revenue recognition, occurs upon shipment.
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
◦Obtained evidence of shipment to evaluate the timing of revenue recognized.
◦Confirmed transaction terms with dealers to evaluate the timing of revenue recognition.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 26, 2026
We have served as the Company's auditor since 2023.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
(in millions of dollars and shares, except per share amounts)	2025	2024	2023
Revenues
Net sales	$15,346	$17,060	$22,080
Finance, interest and other income	2,749	2,776	2,607
Total Revenues	18,095	19,836	24,687
Costs and Expenses
Cost of goods sold	12,389	13,350	16,838
Selling, general and administrative expenses	1,876	1,712	1,863
Research and development expenses	1,025	924	1,041
Restructuring expenses	22	118	67
Interest expense	1,482	1,611	1,345
Other, net	681	664	830
Total Costs and Expenses	17,475	18,379	21,984
Consolidated income before income taxes	620	1,457	2,703
Income tax expense	(184)	(336)	(594)
Equity in income of unconsolidated affiliates	69	138	178
Net income	505	1,259	2,287
Net income (loss) attributable to noncontrolling interests	(5)	13	12
Net income attributable to CNH Industrial N.V.	$510	$1,246	$2,275

Basic earnings per share attributable to common shareholders
Basic earnings per share attributable to CNH Industrial N.V.	$0.41	$0.99	$1.71
Diluted earnings per share attributable to common shareholders
Diluted earnings per share attributable to CNH Industrial N.V.	$0.41	$0.99	$1.69
Weighted-average shares outstanding
Basic	1,248	1,254	1,332
Diluted	1,251	1,260	1,350
Cash dividends declared per common share	$0.250	$0.470	$0.396

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Net income	$505	$1,259	$2,287
Other comprehensive loss, net of tax
Unrealized gain (loss) on cash flow hedges	(45)	82	(56)
Changes in retirement plans' funded status	33	3	(66)
Foreign currency translation	(61)	(408)	40
Share of other comprehensive income (loss) of entities using the equity method	23	(28)	1
Other comprehensive loss, net of tax	(50)	(351)	(81)
Comprehensive income	455	908	2,206
Less: Comprehensive income attributable to noncontrolling interests	—	12	15
Comprehensive income attributable to CNH Industrial N.V.	$455	$896	$2,191

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024

(in millions of dollars)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,578	$3,191
Restricted cash	651	675
Trade receivables, net	226	125
Financing receivables, net	23,105	23,085
Financial receivables from Iveco Group N.V.	195	168
Inventories, net	4,651	4,776
Property, plant and equipment, net	2,181	1,936
Investments in unconsolidated affiliates	437	490
Equipment under operating leases	1,591	1,466
Goodwill	3,617	3,584
Other intangible assets, net	1,086	1,221
Deferred tax assets	1,207	927
Derivative assets	142	196
Other assets	1,080	1,093
Total Assets	$42,747	$42,933
Liabilities and Equity
Debt	$26,762	$26,882
Financial payables to Iveco Group N.V.	91	62
Trade payables	2,247	2,292
Deferred tax liabilities	17	28
Pension, postretirement and other postemployment benefits	366	392
Derivative liabilities	97	146
Other liabilities	5,342	5,363
Total Liabilities	34,922	35,165
Redeemable noncontrolling interest	53	55
Common shares, €0.01, par value; outstanding 1,242,064,719 common shares and 370,457,350 loyalty program special voting shares in 2025; and outstanding 1,248,023,791 common shares and 370,994,305 loyalty program special voting shares in 2024	25	25
Treasury stock, at cost - 122,335,477 shares in 2025 and 116,376,405 shares in 2024	(1,422)	(1,386)
Additional paid-in capital	1,388	1,415
Retained earnings	10,506	10,309
Accumulated other comprehensive loss	(2,767)	(2,712)
Noncontrolling interests	42	62
Total Equity	7,772	7,713
Total Liabilities and Equity	$42,747	$42,933

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2025 and 2024
The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets above. The assets in the table include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities in the table include third party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH. See "Note 4: Receivables" of the Consolidated Financial Statements for additional information on the Company's VIEs.

(in millions of dollars)	December 31, 2025	December 31, 2024
Restricted cash	$541	$585
Financing receivables, net	10,248	10,831
Total Assets	$10,789	$11,416
Debt	$10,025	$10,577
Total Liabilities	$10,025	$10,577

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$505	$1,259	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense excluding depreciation and amortization of assets under operating leases	432	417	377
Depreciation and amortization expense of assets under operating leases	197	188	187
Undistributed income of unconsolidated affiliates	17	(11)	(115)
Other non-cash items	647	340	183
Changes in operating assets and liabilities:
Provisions	(336)	(204)	911
Deferred income taxes	(198)	(107)	(535)
Trade and financing receivables related to sales, net	708	1,015	(2,268)
Inventories, net	749	787	(259)
Trade payables	(198)	(1,186)	(157)
Other assets and liabilities	15	(530)	296
Net cash provided by operating activities	2,538	1,968	907
Cash Flows from Investing Activities
Additions to retail receivables	(7,554)	(8,227)	(8,069)
Collections of retail receivables	7,508	6,459	5,824
Expenditures for property, plant and equipment and intangible assets excluding assets under operating leases	(543)	(536)	(644)
Expenditures for assets under operating leases	(655)	(650)	(551)
Other, net	(136)	182	(259)
Net cash used in investing activities	(1,380)	(2,772)	(3,699)
Cash Flows from Financing Activities
Proceeds from long-term debt	12,985	15,111	9,941
Payments of long-term debt	(13,006)	(13,453)	(8,224)
Net increase (decrease) in other financial liabilities	(1,566)	(416)	2,071
Dividends paid	(333)	(607)	(538)
Purchase of treasury stock	(100)	(702)	(652)
Net cash provided (used) by financing activities	(2,020)	(67)	2,598
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	225	(308)	110
Net decrease in cash, cash equivalents and restricted cash	(637)	(1,179)	(84)
Cash, cash equivalents and restricted cash, beginning of year	3,866	5,045	5,129
Cash, cash equivalents and restricted cash, end of year	$3,229	$3,866	$5,045

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,578	$3,191	$4,322
Restricted cash	651	675	723
Total cash, cash equivalents and restricted cash	$3,229	$3,866	$5,045

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2025, 2024 and 2023

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	$25	$(230)	$1,504	$7,906	$(2,278)	$—	$6,927	$49
Net income (loss)	—	—	—	2,275	—	(4)	2,271	16
Other comprehensive income (loss), net of tax	—	—	—	—	(84)	3	(81)	—
Dividends paid(1)	—	—	—	(527)	—	—	(527)	(11)
Acquisition of treasury stock	—	(652)	—	—	—	—	(652)	—
Common shares issued from treasury stock for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	99	—	—	—	99	—
Other changes	—	(3)	(5)	—	—	67	59	—
Balance at December 31, 2023	25	(865)	1,578	9,654	(2,362)	66	8,096	54
Net income (loss)	—	—	—	1,246	—	(4)	1,242	17
Other comprehensive loss, net of tax	—	—	—	—	(350)	(1)	(351)	—
Dividends paid(1)	—	—	—	(591)	—	—	(591)	(16)
Acquisition of treasury stock	—	(702)	—	—	—	—	(702)	—
Common shares issued from treasury stock for share-based compensation	—	190	(190)	—	—	—	—	—
Share-based compensation expense	—	—	19	—	—	—	19	—
Other changes	—	(9)	8	—	—	1	—	—
Balance at December 31, 2024	25	(1,386)	1,415	10,309	(2,712)	62	7,713	55
Net income (loss)	—	—	—	510	—	(23)	487	18
Other comprehensive income (loss), net of tax	—	—	—	—	(55)	5	(50)	—
Dividends paid(1)	—	—	—	(313)	—	—	(313)	(20)
Acquisition of treasury stock	—	(100)	—	—	—	—	(100)	—
Common shares issued from treasury stock for share-based compensation	—	51	(51)	—	—	—	—	—
Share-based compensation expense	—	—	25	—	—	—	25	—
Other changes	—	13	(1)	—	—	(2)	10	—
Balance at December 31, 2025	$25	$(1,422)	$1,388	$10,506	$(2,767)	$42	$7,772	$53
(1)Dividends per share of common stock of $0.250, $0.470, and $0.396 were declared in the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CNH INDUSTRIAL N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Presentation
CNH Industrial N.V. is incorporated in, and under the laws of, the Netherlands. CNH is a leading global company in the capital goods sector that develops, manufactures and sells agricultural equipment and construction equipment. In addition, CNH's Financial Services segment offers an array of financial products and services, including:
•Retail financing for end customers purchasing or leasing new and/or used CNH equipment and/or other manufacturers' products, as well as other retail financing programs.
•Wholesale financing to dealers.
The Company has three reportable segments: (i) Agriculture, which develops, manufactures and sells agricultural equipment; (ii) Construction, which develops, manufactures and sells construction equipment; and (iii) Financial Services, which provides financial services to customers of the Company's products. The Company's global agricultural equipment and construction equipment segments, as well as corporate functions, are collectively referred to as "Industrial Activities".
The Company was formed as a result of the merger of Fiat Industrial S.p.A. and its subsidiary CNH Global N.V. with and into CNH, effective September 29, 2013.
Note 2: Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
CNH has prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Consolidated Financial Statements include CNH Industrial N.V. and its consolidated affiliates. The Consolidated Financial Statements are expressed in U.S. dollars and unless otherwise indicated, all financial data set forth in these Consolidated Financial Statements are expressed in U.S. dollars. The Consolidated Financial Statements include the accounts of CNH's subsidiaries in which CNH has a controlling financial interest, and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest exists when the Company holds a majority voting interest of an entity or determines that it is the primary beneficiary of a VIE. The primary beneficiary is the party with both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The Company evaluates its status as primary beneficiary on an ongoing basis in accordance with VIE consolidation guidance, and the consolidation status of VIEs may change as a result of these reassessments.
Investments in unconsolidated affiliates are accounted for using the equity method when CNH does not have a controlling interest but exercises significant influence. Under this method, the investment is initially recorded at cost and is increased or decreased by CNH's proportionate share of the entity's respective net income or loss. Dividends received from these entities reduce the carrying value of the investments.
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
On October 12, 2023, CNH closed on its purchase of Hemisphere, a global satellite navigation technology leader, for a total consideration of $181 million.
On March 15, 2023, CNH acquired a controlling interest in Bennamann, increasing its ownership to just over 50.0% through the purchase of an additional 34.4% interest for approximately $51 million in cash.
On March 13, 2023, CNH acquired the remaining 89.5% of Augmenta for cash consideration of approximately $80 million, and a deferred payment of $10 million.
Use of Estimates in the Preparation of Financial Statements
The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include allowance for credit losses; fair values for goodwill impairment tests; residual values of equipment on operating leases; sales allowances;

liabilities for warranties; obligations related to employee benefits; realizability of deferred tax assets; and contingent liabilities. Actual results could differ from these estimates.
Revenue Recognition
Revenue is recognized when control of the equipment, services or parts has been transferred and the Company's performance obligations to the customers have been satisfied. Revenue is measured as the amount of consideration the Company is entitled to receive in exchange for transferring goods or providing services.
The timing of when the Company transfers control of the goods or services to the customer may differ from the timing of the customer's payment.
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
Sales of goods
The Company's customers for equipment and parts consist of dealers, distributors, public entities and retail customers.
The Company recognizes revenue at a point in time when control has transferred to the customer at the amount of consideration that the Company expects to be entitled. In most of the jurisdictions where the Company operates, and subject to specific exceptions, transfer of control occurs upon shipment. For certain sales transactions, the equipment may be temporarily held at our location under a bill-and-hold arrangement, whereby the Company bills a customer for equipment that will be picked up by the customer or its designated carrier at a later date. Under these arrangements, control typically transfers when the product is ready for physical transfer to the customer and cannot be directed to another customer, risk and rewards of ownership are transferred to the customer and the Company has a present right to payment. We have elected to recognize shipping and handling activities that may occur after control has transferred as fulfillment costs, which are presented in "Cost of goods sold".
For all sales, no uncertainty exists surrounding the purchaser's obligation to pay for equipment and parts. Fixed payment schedules exist for all sales, but payment terms vary by geographic market and product line. See "Note 4: Receivables for information about financing payment terms. The Company records an appropriate allowance for credit losses.
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
Sales to dealers may be accompanied by floorplan agreements under which the Company offers wholesale financing, which may include "interest-free" financing for a specified period of time (which also vary by geographic market and product line; see "Note 4: Receivables" for further information). Concurrent with the sale of the equipment, Industrial Activities offers to the dealer wholesale financing through loans extended by Financial Services. Industrial Activities compensates Financial Services for the cost of the interest-free period. The interest-free financing represents a financing component, and therefore is recognized upfront as a reduction of net sales of Industrial Activities. The compensation received by Financial Services from Industrial Activities for the period of the interest-free financing and the interest charged to the dealer for the remaining period is recognized by Financial Services over the period of the outstanding exposure.
For parts sales, when the Company provides its customers with a right to return a transferred product, revenue and corresponding cost of sales are recognized for parts that are not expected to be returned. The expected returns are estimated based on an analysis of historical experience. The portion of revenue (and corresponding cost of sales) related to the parts that are expected to be returned is recognized at the end of the return period. The amount received or receivable that is expected to be returned is recognized as a refund liability, representing the obligation to return the customer's consideration.
Furthermore, at the time of the initial sale, CNH recognizes a return asset for the right to recover the goods returned by the customer. This asset is initially measured at the former carrying amount of the inventory. At each reporting date, both the refund liability and the return asset are remeasured to record any revisions to the expected level of returns, as well as any decreases in the value of the returned products.
Rendering of services
Revenues from services are primarily from extended warranties and maintenance and repair services. These revenues are recognized over the contract period as the costs are incurred, which occurs when claims are submitted by the dealer. Amounts invoiced to customers for which CNH receives consideration prior to satisfying the related performance obligation are recorded as contract liabilities. These services are either separately priced or included in the equipment's selling price. When included in the selling price, revenue is allocated to the service component based on its estimated stand-alone selling price. In the event that the costs expected to be incurred to satisfy the remaining performance obligations exceed the transaction price, an estimated contract loss is recognized.
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
Sales Allowances
CNH grants certain sales allowances to promote the sale of its products to retail customers. The cost for such allowance programs are recorded as a deduction from gross sales at the time of the sale of the product to the dealer. The cost for new programs is accrued at the inception of the program. The amounts of incentives to be paid are estimated based upon historical data, estimated future market demand for products, field inventory levels, announced incentive programs, competitive pricing and interest rates, among other things.
Warranty Costs
At the time revenue is recognized for equipment or parts sales, CNH records an estimate of future base warranty costs. Total warranty liabilities are determined using historical claims rate and applicable contractual terms for products still under warranty. Quality campaigns are formal post-production modification programs approved by management. The liabilities for such programs are recognized when approved, based on an estimate of the total cost of the program. Warranty liabilities include estimated costs for parts owned by dealers that are utilized for warranty repairs, including parts sold by CNH to dealers prior to their utilization in warranty repairs.
Advertising
CNH expenses advertising costs as incurred. Advertising expenses totaled $125 million, $120 million and $148 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Research and Development
Research and development costs are expensed as incurred.

Borrowing Costs
Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, and those that require a substantial period of time to be made ready for their intended use or sale, are capitalized and amortized over the useful life of the related asset class.
All other borrowing costs are expensed when incurred.
Government Grants
Government grants are recognized in the financial statements when the Company has reasonable assurance that it will meet the grant conditions and receive the funds. Government grants are recognized as income over the periods in which the related costs are incurred.
The benefit of a government loan at a below-market rate of interest is treated as a government grant. The benefit is measured as the difference between the loan's initial carrying amount (fair value plus transaction costs) and the proceeds received. The loan is accounted for in accordance with the Company's government grant policies.
Foreign Currency
Certain of CNH's non-U.S. affiliates maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. affiliates are translated into U.S. dollars at period-end exchange rates. Translation adjustments are included in "Accumulated other comprehensive income (loss)" within the Company's Consolidated Balance Sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period. Gains and losses from foreign currency transactions are included in net income in the period during which they arise. Net foreign currency transaction gains and losses, including the cost of hedging instruments, are reflected in "Other, net" in the accompanying Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short maturity of these investments.
Restricted Cash
Restricted cash consists of principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs' investors, as well as cash pledged as a credit enhancement to those same investors. These amounts are held by depository banks in order to comply with contractual agreements. Restricted cash equivalents also include balances held under escrow exclusively for the repayment of the pension obligations relating to U.K. Pension plans.
Cash Flow Information
All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the consolidated statements of cash flows as these receivables arise from sales to CNH's customers. Cash flows from financing receivables that are related to sales to CNH's dealers are also included in operating activities. CNH's financing of receivables related to equipment sold by dealers is included in investing activities.
CNH paid interest of $1,462 million, $1,598 million and $1,091 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In 2025, "Other non-cash items" of $647 million primarily included amortization of debt issuance costs and discounts of $45 million, writedowns of financial assets of $313 million, a $172 million non-cash impairment charge related to IPR&D acquired as part of the Raven and Bennamann acquisitions, and $62 million charge related to investments in unconsolidated affiliates. In 2024, "Other non-cash items" of $340 million primarily included amortization of debt issuance costs and discounts of $71 million and writedowns of financial assets of $204 million. In 2023, "Other non-cash items" of $183 million primarily included share-based payments of $99 million and writedowns of financial assets of $80 million.
In 2025, Investing Activities - "Other, net" consisted of change in related party receivable/payable with Iveco Group of $(117) million. In 2024, Investing Activities - "Other, net" included change in related party receivable/payable with Iveco Group of $151 million. In 2023, Investing Activities - "Other, net" included cash paid for business acquisitions of $312 million.
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
Allowance for Credit Losses
The allowance for credit losses is the Company's estimate of the lifetime expected credit losses inherent in the trade receivables and financing receivables owned by the Company. Retail receivables primarily include retail notes and finance leases to end use customers and revolving charge accounts, which represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.
Retail customer receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as Gross Domestic Product and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Other indefinite-lived assets primarily consist of IPR&D, software in progress and acquired trademarks which have no legal, regulatory, contractual, competitive, economic, or other factor that limits their useful life. Goodwill and indefinite-lived intangible assets are not amortized and are reviewed for impairment at least annually. At December 31, 2025 and 2024, the Company performed its annual goodwill impairment review and determined there was no impairment to goodwill. At December 31, 2025 and 2024, the Company performed its annual impairment reviews of indefinite-lived intangible assets. The Company recorded a $123 million non-cash impairment charge in 2025 and an $11 million charge in 2024 related to IPR&D acquired as part of the Raven acquisition. In addition, as a result of an interim triggering event during the third quarter of 2025, the Company performed an interim impairment review of IPR&D acquired as part of the Bennamann acquisition and recorded a non-cash impairment charge of $49 million.
Definite-lived intangible assets consist primarily of acquired dealer networks, product drawings, patents, and capitalized software. Software costs capitalized by CNH primarily relate to costs incurred in the production of software to be embedded in our products. Capitalized software costs are included in "Other intangible assets, net" on our Consolidated Balance Sheets. Capitalization of software costs begins when technological feasibility has been established and ends upon reaching commercialization. Amortization of definite-lived intangible assets occurs on a straight-line basis over the useful life of the asset which is primarily 2 – 5 years for capitalized software and 5 - 25 years for other definite-lived intangible assets.
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
Reference is made to "Note 9: Goodwill and Other Intangibles" for further information regarding goodwill and other intangible assets.
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
Derivatives
The Company uses derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. All derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability measured at fair value. The fair value of CNH's foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). The fair value of CNH's interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change, together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the derivative financial instrument's gain or loss is initially reported in "Accumulated other comprehensive income (loss)" and is subsequently reclassified into income when the forecasted transaction affects income. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately in income.
For derivative instruments designated as hedges, CNH formally documents the hedging relationship, the risk being hedged, and its risk management objective. Fair value hedges are linked to specific recognized assets or liabilities. Cash flow hedges are linked to specific forecasted transactions or variability in expected cash flows. CNH evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is determined to be ineffective or if the forecasted transaction is no longer probable, hedge accounting is discontinued and the derivative is subsequently remeasured at fair value with changes recognized in income.
Reference is made to "Note 16: Financial Instruments" for further information regarding CNH's use of derivative financial instruments.
Share-Based Compensation Plans
CNH measures all share-based compensation as an expense based on the fair value of each award on the grant date. CNH recognizes share-based compensation costs on a straight-line basis over the requisite service period for each separately vesting portion of an award.
New Accounting Pronouncements
Adopted in 2025
Improvements to income tax disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 prospectively for the period ending December 31, 2025 with updates to the annual income tax disclosures within Footnote 12: Income Taxes. The adoption of the ASU does not impact our results of operations.
Not Yet Adopted
Government Grants: Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on the recognition, measurement, and presentation of government grants. The ASU will be effective for annual reporting periods beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which expands hedge accounting eligibility, clarifies cash flow hedge effectiveness, and provides guidance on forecasted interest payments and reference rate reform. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. Adoption requires a modified retrospective application, with a cumulative‑effect adjustment to opening retained earnings. The ASU is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages. Under this standard, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets. The Company has reviewed the guidance and determined that it will not elect the practical expedient, as it does not provide a benefit to the Company's existing credit loss estimation process. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, and the guidance is to be applied prospectively after the adoption date. Adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
Business Combinations and Consolidations
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topics 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for interim reporting periods and fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
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
Note 3: Revenue
The following table summarizes revenues for the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Agriculture	$12,390	$14,007	$18,148
Construction	2,956	3,053	3,932
Total Industrial Activities	15,346	17,060	22,080
Financial Services	2,720	2,774	2,573
Eliminations and other	29	2	34
Total Revenues	$18,095	$19,836	$24,687

The following table disaggregates revenues by major source for the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Revenues from:
Sales of goods	$15,290	$17,009	$22,036
Rendering of services and other revenues	56	51	44
Revenues from sales of goods and services	15,346	17,060	22,080
Finance and interest income	2,132	2,170	1,882
Rents and other income on operating leases	617	606	725
Finance, interest and other income	2,749	2,776	2,607
Total Revenues	$18,095	$19,836	$24,687
Contract liabilities recorded in "Other liabilities" were $122 million, $72 million and $50 million at December 31, 2025, 2024 and 2023, respectively. Contract liabilities primarily relate to extended warranties. During the year ended December 31, 2025, 2024 and 2023, revenues included $21 million, $18 million and $11 million, respectively, relating to contract liabilities outstanding at the beginning of each period.
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $122 million (approximately $72 million at December 31, 2024 and approximately $48 million at December 31, 2023). CNH expects to recognize revenue on approximately 27% and 81% of the remaining performance obligations over the next 12 and 36 months, respectively (approximately 30% and 90% at of December 31, 2024 and approximately 32% and 95% at of December 31, 2023, respectively).
Note 4: Receivables
Trade Receivables, net
As of December 31, 2025 and 2024, the Company had trade receivables of $226 million and $125 million, respectively. Trade receivables are shown net of allowances for credit losses of $27 million and $21 million at December 31, 2025 and 2024 respectively. Trade accounts have significant concentrations of credit risk in the Agriculture and Construction segments. There is not a disproportionate concentration of credit risk in any geographic region.
The Industrial Activities businesses sell a significant portion of their trade receivables to Financial Services and provide compensation to Financial Services at approximate market interest rates.
Financing Receivables, net
A summary of financing receivables included in the Consolidated Balance Sheets as of December 31, 2025 and 2024 is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Retail	$14,616	$14,297
Wholesale	8,437	8,749
Other	52	39
Total	$23,105	$23,085
Included in the financing receivables balance at December 31, 2025 and 2024, is unearned finance income and unamortized deferred fees and costs of $722 million and $533 million, respectively, and allowance for credit losses of $572 million and $424 million, respectively.
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

Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, from the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have "interest-free" periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, Financial Services is compensated by Industrial Activities based on market interest rates. After the expiration of any "interest-free" period, interest is charged to dealers on outstanding balances until CNH receives payment in full. The "interest-free" periods are determined based on the type of equipment sold and the time of year of the sale. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2025, 2024 or 2023 relating to the termination of dealer contracts.
Maturities of financing receivables as of December 31, 2025 are as follows (in millions of dollars):

As of December 31, 2025
2026	$14,158
2027	3,263
2028	2,497
2029	1,747
2030	1,025
2031 and thereafter	415
Total	$23,105
It has been the Company's experience that substantial portions of retail receivables, which include retail notes and finance leases, are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Financing receivables has significant concentrations of credit risk in the agriculture and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company typically retains, as collateral, a security interest in the equipment associated with retail and wholesale receivables, while revolving charge accounts are generally unsecured.
Transfers of Financial Assets
As part of its overall funding strategy, CNH periodically transfers certain receivables into bankruptcy-remote special purpose entities ("SPEs") as part of its asset-backed securitization ("ABS") programs or through factoring transactions.
Assets transferred to SPEs are legally isolated and their related cash flows are restricted to satisfy the SPEs’ obligations. The SPEs, including certain VIE trusts, are consolidated as CNH has both the power to direct their significant activities and exposure to potentially significant benefits or losses. Accordingly, transfers to these entities do not qualify for sale accounting and are recorded as secured borrowings.
CNH may retain subordinated interests but does not guarantee securities issued by the trusts. CNH provides customary representations and warranties, which may require it to repurchase receivables if those representations or warranties are breached. The trusts generally terminate upon final investor distributions or exercise of a cleanup call.
Factoring transactions may be with or without recourse. Transfers that include deferred purchase price features, first‑loss positions, or other forms of continuing involvement do not meet the criteria for derecognition. In those cases, CNH continues to recognize the receivables and records a corresponding liability within asset‑backed financing.
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At December 31, 2025 and 2024, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	As of December 31,
	2025	2024
Retail	$8,041	$8,692
Wholesale	5,053	5,246
Total	$13,094	$13,938
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
Allowance for credit losses activity for the year ended December 31, 2025, is as follows (in millions of dollars):

	Year Ended December 31, 2025
	Retail	Wholesale
Balance at beginning of year	$376	$48
Provision	310	3
Charge-offs	(229)	(4)
Recoveries	31	3
Foreign currency translation and other	30	4
Balance at end of year	$518	$54
For the period ended on December 31, 2025, the allowance for credit losses included an increase in retail reserves of $121 million for Brazil as compared to December 31, 2024. This increase reflects Brazilian market conditions, primarily related to current crop prices, flooding, and drought events. CNH plans to continue updating the macroeconomic factors in future periods, as warranted. The provision for credit losses is included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations.
Allowance for credit losses activity for the year ended December 31, 2024, is as follows (in millions of dollars):

	Year Ended December 31, 2024
	Retail	Wholesale
Balance at beginning of year	$310	$53
Provision	201	3
Charge-offs	(89)	(7)
Recoveries	6	3
Foreign currency translation and other	(52)	(4)
Balance at end of year	$376	$48
Allowance for credit losses activity for the year ended December 31, 2023, is as follows (in millions of dollars):

	Year Ended December 31, 2023
	Retail	Wholesale
Balance at beginning of year	$270	$64
Provision	86	(6)
Charge-offs	(42)	(5)
Recoveries	4	—
Foreign currency translation and other	(8)	—
Balance at end of year	$310	$53
CNH assesses and monitors the credit quality of its financing receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not yet been received as of the date such payments were due. Delinquency is reported on financing receivables greater than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally over 90 days past due. Accrued interest is charged off to interest income. Interest income charged-off was not material for the year ended December 31, 2025.
Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. As the terms for retail financing receivables are greater than one year, the performing/non-performing information is presented by year of origination for North America, South America and Asia Pacific.

The aging of financing receivables and charge-offs by vintage, net of allowance for credit losses, as of December 31, 2025, is as follows (in millions of dollars):

	31-60 Days Past Due	61-90 Days Past Due	Total Past Due	Current	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2025					$4,270	$9	$4,279	$7
2024					2,549	15	2,564	17
2023					1,343	9	1,352	23
2022					729	5	734	10
2021					374	2	376	3
Prior to 2021					72	2	74	4
Total	60	3	63	9,274	9,337	42	9,379	64
South America
2025					1,031	4	1,035	13
2024					1,017	54	1,071	53
2023					826	84	910	70
2022					331	41	372	20
2021					159	12	171	4
Prior to 2021					76	5	81	3
Total	42	30	72	3,368	3,440	200	3,640	163
Asia Pacific
2025					641	—	641	—
2024					426	1	427	—
2023					277	1	278	—
2022					164	—	164	—
2021					60	—	60	1
Prior to 2021					12	—	12	1
Total	3	3	6	1,574	1,580	2	1,582	2
EMEA	—	—	—	4	4	11	15	—
Total Retail	$105	$36	$141	$14,220	$14,361	$255	$14,616	$229
Wholesale
North America	$—	$—	$—	$4,142	$4,142	$17	$4,159	$—
South America	3	—	3	1,251	1,254	—	1,254	—
Asia Pacific	2	2	4	877	881	1	882	1
EMEA	6	3	9	2,133	2,142	—	2,142	3
Total Wholesale	$11	$5	$16	$8,403	$8,419	$18	$8,437	$4

The aging of financing receivables and charge-offs by vintage, net of allowance for credit losses, as of December 31, 2024, is as follows (in millions of dollars):

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
As of December 31, 2025, modifications of CNH's retail and wholesale receivables for customers experiencing financial difficulties and defaults and subsequent write-offs of receivables modified for the year ended December 31, 2025 were immaterial.

Due to conditions in the Brazilian market, including crop prices and extreme weather events like flooding and drought, CNH has offered payment refinancing to South American customers. These refinancings are not deemed to be modifications as they are insignificant adjustments to the contract. To qualify, customers must make partial payments on their outstanding installments. As of December 31, 2025, $126 million of installments were refinanced relating to $513 million of retail Agricultural receivables in South America. As of December 31, 2024, $95 million of installments were refinanced relating to $380 million of retail Agricultural receivables in South America. As of December 31, 2025, these refinancings demonstrated a higher delinquency rate, specifically those greater than 90 days past due, compared to non-refinanced receivables within the portfolio. CNH has taken this into account when provisioning for credit losses.
Note 5: Inventories
Inventories as of December 31, 2025 and 2024 consist of the following (in millions of dollars):

	As of December 31,
	2025	2024
Raw materials	$1,297	$1,372
Work-in-process	430	384
Finished goods	2,924	3,020
Total Inventories	$4,651	$4,776
Note 6: Property, Plant and Equipment
A summary of property, plant and equipment as of December 31, 2025 and 2024 is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Land and industrial buildings	$1,809	$1,657
Plant, machinery and equipment	4,338	3,814
Construction in progress	201	227
Other	494	433
Gross property, plant and equipment	6,842	6,131
Accumulated depreciation	(4,661)	(4,195)
Net property, plant and equipment	$2,181	$1,936

Property, plant and equipment recorded under capital leases were immaterial as of December 31, 2025 and 2024.
Depreciation expenses on the above property, plant and equipment totaled $267 million, $235 million and $213 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company had contractual commitments of $48 million and $76 million for the acquisition of property, plant and equipment at December 31, 2025 and 2024, respectively.
Note 7: Investments in Unconsolidated Affiliates
A summary of investments in unconsolidated affiliates as of December 31, 2025 and 2024 is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Equity method	$401	$403
Other investments, at carrying value	36	87
Total	$437	$490

At December 31, 2025, the Company recognized a $62 million non-cash impairment on our investment in Monarch Tractors and other minority holdings within Other investments, at carrying value.
A summary of the combined results of operations and financial position as reported by the investees that CNH accounts for using the equity method is as follows (in millions of dollars, unaudited):

	Years Ended December 31,
	2025	2024	2023
Net revenue	$2,015	$2,621	$2,748
Income before taxes	$278	$481	$632
Net income	$198	$380	$477

	As of December 31,
	2025	2024
Total assets	$8,498	$7,558
Total liabilities	$7,335	$6,430
Total equity	$1,163	$1,128
The investees included in these tables primarily consist of TürkTraktör ve Ziraat Makineleri A.S. (37.5% ownership), New Holland HFT Japan Inc. (50.0% ownership), CNH de Mexico S.A. de C.V. (50.0% ownership), Al Ghazi Tractors Ltd. (43.2% ownership) and CIFINS S.p.a (50.0% ownership).
Note 8: Leases
Lessee
The Company leases certain buildings, plant and machinery, vehicles, and information technology ("IT") equipment for its own use. A lease is a contract that conveys the right to control the use of an identified asset (the leased asset) for a period of time in exchange for consideration. The lease term determined by the Company comprises the non-cancellable period of the lease contract together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For real estate leases, this assessment is based on an analysis by management of all relevant facts and circumstances including the leased asset's purpose, the economic and practical potential for replacing and any plans that the Company has in place for the future use of the asset. For lease agreements, we combine lease and non-lease components.
For leases with terms not exceeding twelve months (short-term leases), the Company recognizes the lease payments associated with those leases on a straight-line basis over the lease term as operating expense in the Consolidated Statements of Operations. Leases with a term of 12 months or less are not recorded in the Consolidated Balance Sheets. For these leases the Company recognized, on a straight-line basis over the lease term, lease expenses of $4 million, $5 million and $10 million for the year ended December 31, 2025, 2024 and 2023, respectively.
For all other leases, the right-of-use asset includes the amount of lease liability recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Correspondingly, the Company recognizes a lease liability, measured at the present value of lease payments to be made over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. The incremental borrowing rate is determined considering macro-economic factors such as the specific interest rate curve based on the relevant currency and term, as well as specific factors contributing to CNH's credit spread. The Company primarily uses the incremental borrowing rate as the discount rate for its lease liabilities.
For finance leases, the right-of-use asset is classified within "Property, plant and equipment, net" and the lease liability, within "Debt". Assets held under finance leases, which the Company assumes substantially all the risks and rewards of ownership, are recognized as assets of the Company at the lower of fair value or present value of the minimum lease payments.
In the case of operating leases, the right-of-use asset is classified within "Other assets" and the lease liability, within "Other liabilities". After the commencement date, the Company recognizes in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis. In particular, after lease commencement, the lease liability is measured at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement, consistently with the model used to calculate the liability related to the finance lease. Correspondingly, the right-of-use asset is measured as the lease liability adjusted by accrued or prepaid rents (i.e., the aggregate difference between the cash payment and straight-line lease cost), remaining unamortized initial direct costs and lease incentives, and any impairments of the right-of-use asset.
For long-term leases recorded in the Consolidated Balance Sheets, the Company incurred operating lease expenses of $108 million, $106 million and $93 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, the Company recorded approximately $264 million and $275 million of right-of-use asset, respectively, and $272 million and $282 million of lease liability included in "Other assets" and "Other liabilities", respectively. At December 31, 2025 and 2024, the weighted-average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) and the weighted-average discount rate for operating leases were 4.5 years and 4.6%, and 5.1 and 4.5%, respectively.
During the years ended December 31, 2025 and 2024, leased assets obtained in exchange for operating lease obligations were $77 million and $84 million, respectively. During the years ended December 31, 2025 and 2024, operating cash outflow for amounts included in the measurement of operating lease obligations was $108 million and $103 million, respectively.
Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows (in millions of dollars):

Operating Leases
2026	$89
2027	70
2028	49
2029	34
2030	21
2031 and thereafter	44
Total future minimum lease payments	307
Less: Interest	35
Total	$272
Lessor
The Company, primarily through its Financial Services segment, purchases leases and equipment from CNH dealers and other independent third parties that have leased equipment to retail customers under operating leases. Financial Services' investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. Our leases typically have terms of 3 to 5 years with options available for the lessee to purchase the equipment at the lease term date. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on Financial Services' future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs of the applicable equipment are the responsibility of the lessee.
Financial Services evaluates the carrying amount of equipment on operating leases for potential impairment when it determines a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed comparing projected undiscounted future cash flows to the carrying amount of the asset. If the test for recoverability identifies a possible impairment, the asset's fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.
Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in inventory at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated. Matured operating lease inventory is reported in "Inventory."

A summary of equipment on operating leases as of December 31, 2025, and 2024 is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Equipment on operating leases	$1,963	$1,831
Accumulated depreciation and other changes	(372)	(365)
Net equipment on operating leases	$1,591	$1,466
Depreciation expense on equipment under operating leases is recorded in "Other, net" and amounted to $197 million, $188 million and $187 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table sets out a maturity analysis of operating lease payments, showing the undiscounted lease payments to be received after the reporting date (in millions of dollars):

Amount
2026	$215
2027	147
2028	70
2029	33
2030	10
2031 and thereafter	1
Total undiscounted lease payments	$476
Note 9: Goodwill and Other Intangibles
Changes in the carrying amount of goodwill, for the years ended December 31, 2025 and 2024 are as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at December 31, 2023	$3,426	$47	$141	$3,614
Foreign currency translation and other	(24)	(3)	(3)	(30)
Balance at December 31, 2024	3,402	44	138	3,584
Foreign currency translation and other	25	6	2	33
Balance at December 31, 2025	$3,427	$50	$140	$3,617
Impairment testing for goodwill is done at a reporting unit level. Under the goodwill impairment test, CNH's estimate of the fair value of the reporting unit is compared with its carrying value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. CNH has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if a triggering event occurs that would indicate it is more likely than not that the fair value of a reporting unit is less than book value. At December 31, 2025 the Company completed its annual impairment assessment and concluded there were no impairments to goodwill for any of the reporting units. As of December 31, 2025 the estimated fair values of each reporting unit with goodwill exceeded the carrying value by more than 36%.

As of December 31, 2025 and 2024, the Company's other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

		As of December 31,
		2025			2024
	Weighted Avg. Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	20-25	$217	$204	$13	$218	$203	$15
Patents, concessions, licenses and other	5-25	943	607	336	938	573	365
Capitalized software	2-5	1,394	1,107	287	1,159	910	249
		2,554	1,918	636	2,315	1,686	629
Other intangible assets not subject to amortization:
In-process research and development		31	—	31	198	—	198
Software in-progress		147	—	147	121	—	121
Trademarks		272	—	272	273	—	273
Total other intangible assets		$3,004	$1,918	$1,086	$2,907	$1,686	$1,221
During 2025, the Company recorded a $172 million non-cash impairment charge related to the IPR&D assets within the Agriculture segment, including $123 million associated with the Raven acquisition and $49 million related to the Bennamann acquisition. The IPR&D assets acquired through the Raven transaction represent core underlying technology supporting autonomous farming solutions, including the integration of autonomous capabilities into CNH tractors and implements. The impairment charge related to the Raven assets was primarily driven by reduced projected cash flows resulting from revisions to the expected commercialization timeline. The IPR&D assets acquired as part of the Bennamann acquisition relate to technologies that capture methane emissions from livestock waste and convert them into better-than-zero carbon biofuel. The impairment charge related to the Bennamann assets was primarily due to reduced projected cash flows following a narrowing of strategic focus to the cleaning and upgrading of methane waste.These charges are included in "Research and development expenses" in the Consolidated Statements of Operations and in "Other non-cash items" within Operating Activities in the Consolidated Statements of Cash Flows. During 2024, the Company recorded an $11 million impairment charge related to an IPR&D asset in the Agriculture segment, which is also included in "Research and development expenses" in the Consolidated Statements of Operations.
CNH recorded amortization expenses of $165 million, $182 million and $164 million during 2025, 2024 and 2023, respectively.
Based on the current amount of other intangible assets subject to amortization, the estimated annual amortization expense for each of the succeeding 5 years is expected to be as follows: $160 million in 2026; $136 million in 2027; $87 million in 2028; $60 million in 2029 and $56 million in 2030.
Note 10: Debt
Credit Facilities
Lenders of committed credit facilities have the obligation to make advances up to the facility amount. Lenders of uncommitted facilities have the right to terminate the agreement with prior notice to CNH. At December 31, 2025, CNH's available committed unsecured facilities expiring after twelve months amounted to $6.5 billion, of which $1.3 billion for Financial Services ($5.5 billion at December 31, 2024, of which $1.2 billion for Financial Services).
Euro 3.25 billion Revolving Credit Facility: On April 19, 2024, the Company terminated its five-year committed revolving credit agreement dated March 18, 2019 (as amended and restated on December 10, 2021) and entered into a new five-year credit agreement, which provides for an unsecured, committed revolving credit facility in an aggregate principal amount equal to €3.25 billion. The Company may elect to increase the total commitments under the credit facility up to an additional €500 million on the terms set forth in the credit agreement. In March 2025, the Company extended the maturity date by one year on the terms set forth in the credit agreement. As such, the credit agreement will mature and all outstanding loans will become due and payable on April 19, 2030, or such later date as may be extended pursuant to a remaining one-year extension option which is available to the Company on the terms set forth in the credit agreement.
The credit facility contains customary covenants (including a negative pledge, a status (or pari passu) covenant and restrictions on the incurrence of indebtedness by certain subsidiaries) and customary events of default, some of which are subject to minimum thresholds and customary mitigants (including cross acceleration provisions, failure to pay amounts due or to comply with certain provisions under the credit agreement, the occurrence of certain bankruptcy-related events) and mandatory prepayment obligations upon a change in control of the Company. At December 31, 2025, the Company was in compliance with all covenants in the credit agreement.
At December 31, 2025, Financial Services' committed asset-backed facilities expiring after twelve months amounted to $3.7 billion ($3.7 billion at December 31, 2024), of which $3.5 billion at December 31, 2025 ($3.1 billion at December 31, 2024) were utilized.
Repurchase Agreement
We are a party to a Global Master Repurchase Agreement which expires in September 2026. As of December 31, 2025, the Company had sold, and not yet repurchased, CAD 450.0 million ($328.7 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.
Commercial Paper Programs
CNH Industrial Capital LLC had no outstanding commercial paper as of December 31, 2025 ($100 million outstanding at December 31, 2024).
Banco CNH Industrial Capital S.A. outstanding commercial paper totaled $294 million as of December 31, 2025 ($202 million outstanding at December 31, 2024).
Support Agreement in the Interest of CNH Industrial Capital LLC
CNH Industrial Capital LLC benefits from a support agreement issued by CNH Industrial N.V., pursuant to which CNH Industrial N.V. agrees to, among other things, (a) make cash capital contributions to CNH Industrial Capital LLC, to the extent necessary to cause its ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05:1.0 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in CNH Industrial Capital LLC and (c) cause CNH Industrial Capital LLC to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be, and is not, a guarantee by CNH Industrial N.V. of the indebtedness or other obligations of CNH Industrial Capital LLC. The obligations of CNH Industrial N.V. to this support agreement are to CNH Industrial Capital LLC only and do not run to, and are not enforceable directly by, any creditor of CNH Industrial Capital LLC, including holders of the CNH Industrial Capital LLC's notes or the trustee under the indenture governing the notes. The support agreement may be modified, amended or terminated, at CNH Industrial N.V.’s election, upon thirty days' prior written notice to CNH Industrial Capital LLC and the rating agencies of CNH Industrial Capital LLC, if (a) the modification, amendment or termination would not result in a downgrade of CNH Industrial Capital LLC rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the CNH Industrial Capital LLC rated indebtedness then outstanding; or (c) CNH Industrial Capital LLC has no long-term rated indebtedness outstanding.

Debt
A summary of issued bonds outstanding as of December 31, 2025, is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Issue Date	Coupon	Maturity Date	Outstanding amount
Industrial Activities

Euro Medium Term Notes:
CNH Industrial Finance Europe S.A.(1)	EUR	600	March 25, 2019	1.750%	March 25, 2027	$705
CNH Industrial Finance Europe S.A.(1)	EUR	50	April 21, 2016	3.875%	April 21, 2028	58
CNH Industrial Finance Europe S.A.(1)	EUR	500	July 3, 2019	1.625%	July 3, 2029	588
CNH Industrial Finance Europe S.A.(1)	EUR	50	July 15, 2019	2.200%	July 15, 2039	58
CNH Industrial N.V.(2)	EUR	750	June 11, 2024	3.750%	June 11, 2031	881
CNH Industrial N.V.(2)	EUR	500	November 26, 2025	3.625%	January 26, 2033	588
CNH Industrial N.V.(2)	EUR	500	September 3, 2025	3.875%	September 3, 2035	588
Other Bonds:
CNH Industrial N.V.(3)	USD	500	November 14, 2017	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs						(49)
Total Industrial Activities						$3,917
Financial Services
CNH Industrial Capital LLC	USD	500	October 6, 2020	1.875%	January 15, 2026	$500
CNH Industrial Capital LLC	USD	600	May 24, 2021	1.450%	July 15, 2026	600
CNH Industrial Capital LLC	USD	500	October 9, 2024	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	500	March 21, 2025	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	April 10, 2023	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	September 13, 2023	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	March 21, 2024	5.100%	April 20, 2029	600
CNH Industrial Capital LLC	USD	500	September 25, 2025	4.500%	October 16, 2030	500
CNH Industrial Capital Australia Pty. Limited(4)	AUD	775	2023/2025	4.700% 5.800%	2026/2028	518
CNH Industrial Capital Canada Ltd.	CAD	400	August 11, 2023	5.500%	August 11, 2026	292
CNH Industrial Capital Canada Ltd.	CAD	400	March 25, 2024	4.800%	March 25, 2027	292
CNH Industrial Capital Canada Ltd.	CAD	300	October 10, 2024	4.000%	April 11, 2028	219
CNH Industrial Capital Canada Ltd.	CAD	500	June 5, 2025	3.750%	June 5, 2029	366
CNH Industrial Capital Argentina S.A.(5)	USD	160	2024/2025	6.000% 8.250%	2026/2028	160
Banco CNH Industrial Capital S.A.(6)	BRL	3,650	2021/2025	12.140% 18.630%	2026/2032	663
Hedging effects, bond premium/discount, and unamortized issuance costs						(8)
Total Financial Services						$6,802
(1)Bond listed on the regulated market of Euronext Dublin
(2)Bond listed on the Global Exchange Market of Euronext Dublin
(3)Bond listed on the New York Stock Exchange
(4)Comprised of 4 bonds issued that range in coupon rates of 4.700% and 5.800% and mature between July 13, 2026 and June 20, 2028.
(5)Comprised of 5 bonds issued that range in coupon rates of 6.000% and 8.250% and mature between March 2, 2026 and November 12, 2028.
(6)Comprised of 22 bonds issued that range in coupon rates of 12.140% and 18.630% and mature between May 9, 2026 and December 22, 2032.

A summary of total debt as of December 31, 2025 and 2024, is as follows (in millions of dollars):

	As of December 31,
	2025			2024
	Industrial Activities	Financial Services	Consolidated	Industrial Activities	Financial Services	Consolidated
Total bonds	$3,917	$6,802	$10,719	$3,774	$6,022	$9,796
Asset-backed debt	—	11,294	11,294	—	11,965	11,965
Other debt	187	4,562	4,749	269	4,852	5,121
Intersegment debt	281	203	—	456	334	—
Total Debt	4,385	22,861	26,762	4,499	23,173	26,882
Financial payables to Iveco Group N.V.	3	88	91	4	58	62
Total Debt (including Financial payables to Iveco Group N.V.)	$4,388	$22,949	$26,853	$4,503	$23,231	$26,944
The weighted-average interest rate on consolidated debt at December 31, 2025, and 2024 was 5.5% and 5.7%, respectively.
The bonds issued by CNH may contain commitments of the issuer, and in certain cases commitments of CNH Industrial N.V. in its capacity as guarantor, which are typical of international practice for bond issues of this type such as, in particular, negative pledge (in relation to quoted indebtedness), a status (or pari passu) covenant and cross default clauses. A breach of these commitments can lead to the early repayment of the applicable notes. The bonds guaranteed by CNH Industrial N.V. under the Euro Medium Term Note Programme (and its predecessor the Global Medium Term Note Programme), as well as the notes issued by CNH Industrial N.V., contain clauses which could lead to early repayment if there is a change of control of CNH Industrial N.V. leading to a rating downgrading of CNH Industrial N.V.. At December 31, 2025, the Company was in compliance with such obligations and covenants.
Other debt consists primarily of borrowings from banks which are at various terms and rates. Included in Other debt of Financial Services is approximately $1.3 billion and $1.3 billion at December 31, 2025 and 2024, respectively, of funding provided by the Brazilian development agency, BNDES. The program provides subsidized funding to financial institutions to be loaned to customers to support the purchase of agricultural or construction machinery or commercial equipment in accordance with the program.
A summary of the minimum annual repayments of debt as of December 31, 2025, and thereafter is as follows (in millions of dollars):

	Industrial Activities	Financial Services	Consolidated
2026	$7	$10,085	$10,092
2027	1,368	4,006	5,374
2028	59	3,745	3,804
2029	588	2,852	3,440
2030	1	1,274	1,275
2031 and thereafter	2,119	731	2,850
Financial payables to Iveco Group N.V.	3	88	91
Intersegment debt	281	203	—
Costs and premium discounts related to issuances	(38)	(35)	(73)
Total	$4,388	$22,949	$26,853
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
At December 31, 2025, our receivables from financing activities included receivables sold and financed through both ABS and factoring transactions of $13.1 billion ($13.9 billion at December 31, 2024), which do not meet derecognition requirements and therefore are recorded on our Consolidated Balance Sheets. These receivables are recognized as such in our financial statements even though they have been legally sold; a corresponding financial liability is recorded in the Consolidated Balance Sheets as debt (see "Note 4: Receivables" to our Consolidated Financial Statements).
Note 11: Supply Chain Finance Programs
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
As of December 31, 2025 and 2024, $95 million and $79 million, respectively, of obligations remain outstanding that we have confirmed as valid to the administrators of the SCF programs. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within "Trade payables" in our Consolidated Balance Sheets and are reflected as "Cash Flows from Operating Activities" in our Consolidated Statements of Cash Flows when settled.
Changes in the outstanding obligation for the years ended December 31, 2025 and 2024, are as follows (in millions of dollars):

	Years Ended December 31,
	2025	2024
Balance at beginning of year	$79	$148
Invoices confirmed during the year	1,093	1,459
Confirmed invoices paid during the year	(1,086)	(1,501)
Currency translation adjustment and other	9	(27)
Balance at end of year	$95	$79
Note 12: Income Taxes
CNH Industrial N.V. and its subsidiaries have substantial worldwide operations and incur tax obligations in the jurisdictions in which they operate. The Company's provision for income taxes as reported in its Consolidated Statements of Operations for the year ended December 31, 2025, of $184 million consists almost entirely of income taxes related to subsidiaries of CNH Industrial N.V..
The sources of income before taxes and equity in income of unconsolidated affiliates for the years ended December 31, 2025, 2024 and 2023 are as follows (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Parent country source	$(386)	$(36)	$(48)
Foreign sources	1,006	1,493	2,751
Consolidated income before income taxes	$620	$1,457	$2,703
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Parent country source	$13	$29	$18
Foreign sources	367	413	1,100
Total current income taxes	380	442	1,118
Parent country source	(35)	(43)	(107)
Foreign sources	(161)	(63)	(417)
Total deferred income taxes	(196)	(106)	(524)
Total income tax provision	$184	$336	$594
CNH Industrial N.V. is incorporated in the Netherlands but is a tax resident of the U.K. The reconciliation of the differences between the provision for income taxes and the statutory rate is presented based on the weighted-average of the U.K. statutory corporation tax rates in force over each of the Company's calendar year reporting periods; specifically, the tax rate are 25.0%, 25.0% and 23.5% for the years ended December 31, 2025, 2024 and 2023, respectively.
Reconciliation of CNH's income tax expense for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 is presented in the following table (in millions of dollars):

	Years Ended December 31,
	2025
Consolidated income taxes	$620

	Amount	Percent
U.K. Federal Statutory Tax Rate	$155	25.0%
Foreign Tax Effects
Argentina
Hyper-inflationary tax impacts	15	2.4%
Statutory tax rate difference	10	1.6%
Valuation allowance	(13)	(2.1)%
Other	(2)	(0.3)%
Brazil
NID(1)	(11)	(1.8)%
Other	1	0.2%
Italy	11	1.8%
U.S.
Tax incentives	(20)	(3.2)%
Functional Currency	(42)	(6.8)%
Other	(11)	(1.8)%
Total Other Jurisdictions	14	2.3%
Effect of Cross-Border Tax Laws
NID(1)	11	1.8%
Other	4	0.6%
Valuation Allowance	8	1.3%
Nontaxable or Nondeductible Items
Functional Currency	50	8.1%
Other Adjustments	2	0.3%
Changes in Unrecognized Tax Benefits	11	1.8%
Other Adjustments	(9)	(1.5)%
Total	$184	29.7%
(1)Notional interest deduction on qualifying equity under local tax law.

Reconciliations of CNH's income tax expense in accordance with the guidance prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 are as follows (in millions of dollars):

	Years Ended December 31,
	2024	2023
Tax provision at the parent statutory rate	$364	$635
Foreign income taxed at different rates	37	73
Change in valuation allowance	(7)	(117)
Tax contingencies	69	66
Tax credits and incentives	(88)	(136)
Hyper-inflationary tax impacts	(64)	27
Withholding taxes	26	28
Other	(1)	18
Total income tax provision	$336	$594

The reduction in tax expense in 2025 as compared to 2024 was largely attributable to lower profit-before-tax. However, the 2025 effective tax rate increased due to the year-over-year tax impact of Argentina's highly inflationary economy and the non-recognized tax benefits associated with the non-cash impairment charges related to Monarch Tractors and IPR&D acquired as part of the Raven acquisition. In 2025, we also recorded a valuation allowance against deferred tax assets generated by Bennamann.
The change in tax expense in 2024 as compared to 2023 was largely attributable to lower income before-tax and the tax impact from Argentina's highly inflationary economy, as identified in the table above. The 2024 tax expense was also reduced by the recognition of $29 million of previously unrecognized deferred tax benefit assets in China, offset by the de-recognition of $35 million of deferred tax assets in Argentina, increases in withholding tax on dividends, and lower benefits from U.S. exports.
At December 31, 2025, undistributed earnings in certain subsidiaries outside the U.K. totaled approximately $14 billion, of which $1 billion could give rise to tax costs upon distribution. The company has not recorded a deferred tax liability related to its undistributed earnings because the remittance of earnings to the U.K. would either incur no tax, or because such earnings are indefinitely reinvested. The Company has determined the amount of unrecognized deferred tax liability relating to the $1 billion of undistributed earnings that would be taxable if distributed was approximately $147 million and was attributable to withholding taxes and incremental local country income taxes in certain jurisdictions. The repatriation of undistributed earnings from subsidiaries to the U.K. is generally exempt from U.K. income taxes and as such there is no deferred tax liability associated with the receipt of undistributed earnings by the U.K. tax-resident parent entity from its subsidiaries in non-U.K. jurisdictions. Finally, the Company evaluated the undistributed earnings from joint ventures in which it owned 50% or less and recorded $9 million of deferred tax liabilities as of December 31, 2025.

Deferred Income Tax Assets and Liabilities
The components of net deferred tax assets as of December 31, 2025 and 2024 are as follows (in millions of dollars):

	As of December 31,
	2025	2024
Deferred tax assets:
Warranty and campaigns	$88	$99
Allowance for credit losses	208	158
Marketing and sales incentive programs	465	504
Other risk and future charges reserve	48	46
Pension, postretirement and postemployment benefits	86	82
Leasing liabilities	67	68
Research and development costs	334	293
Other reserves	258	200
Tax credits and loss carry forwards	319	293
Other	2	—
Less: Valuation allowances	(209)	(183)
Total deferred tax assets	1,666	1,560
Deferred tax liabilities:
Property, plant and equipment	278	365
Intangibles	144	183
Inventories	54	33
Other	—	80
Total deferred tax liabilities	476	661
Net deferred tax assets	$1,190	$899
Net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 as follows (in millions of dollars):

	As of December 31,
	2025	2024
Deferred tax assets	$1,207	$927
Deferred tax liabilities	(17)	(28)
Net deferred tax assets	$1,190	$899
Valuation Allowances
As of December 31, 2025, the Company has valuation allowances of $209 million against certain deferred tax assets, including tax loss carry forwards, tax credits and other deferred tax assets. These valuation allowances are primarily attributable to certain operations in Argentina, Germany, and the U.K.
CNH has gross tax loss carry forwards in several tax jurisdictions. These tax losses expire as follows: $4 million in 2026; $4 million in 2027; $2 million in 2028; $22 million in 2029; $190 million in 2030 and beyond. CNH also has tax loss carry forwards of approximately $890 million with indefinite lives. CNH has tax credit carry forwards of $44 million of which $3 million will expire in 2026, $2 million will expire in 2027, $5 million will expire in 2028, $4 million will expire in 2029, and $30 million will expire in 2030 and beyond.

Income Taxes Paid
Income taxes paid, net of refunds, by jurisdiction for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
United Kingdom	$—	$(5)	$4
Foreign:
Austria	(12)	52	36
Brazil	55	109	203
Canada	37	52	90
India	28	30	28
Italy	3	28	43
United States	67	375	266
All other foreign	49	128	132
Total	$227	$769	$802
Uncertain Tax Positions
The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The Company has open tax years from 2006 to 2025. Due to the global nature of the Company's business, transfer pricing disputes may arise, and the Company may seek correlative relief through the competent authority process. The Company has considered the possibility of correlative relief when booking contingencies related to transfer pricing. The lapsing of statutes, closure of currently on-going audits, or initiation of new audits in the next 12 months is not expected to have a material adverse effect on the Company's financial positions or results of operations.
A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows (in millions of dollars):

	Years Ended December 31,
	2025	2024
Balance at beginning of year	$268	$234
Additions based on tax positions related to the current year	22	36
Additions for tax positions of prior years	9	16
Reductions for tax positions of prior years	(1)	(6)
Reductions for tax positions as a result of lapse of statute	(24)	(12)
Settlements	(3)	—
Balance at end of year	$271	$268
As of December 31, 2025, there are $271 million of unrecognized tax benefits before consideration of interest and penalties and $332 million of unrecognized tax benefits after consideration of interest and penalties that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties accrued related to tax contingencies as part of the income tax provision. During the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of approximately $12 million, $22 million and $7 million for income tax-related interest and penalties, respectively. The Company had approximately $61 million, $47 million and $25 million of income tax-related interest and penalties accrued at December 31, 2025, 2024 and 2023, respectively.
Note 13: Employee Benefit Plans and Postretirement Benefits
During the years ended December 31, 2025, 2024 and 2023, CNH recorded expenses of $133 million, $138 million and $145 million, respectively, for its defined contribution plans.

Obligations and Funded Status
The following summarizes data from CNH's defined benefit pension, healthcare and other postemployment plans for the years ended December 31, 2025 and 2024 (in millions of dollars):

	Pension		Healthcare(1)		Other(1)
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024	2025	2024
Change in benefit obligations:
Beginning benefit obligation	$1,169	$1,274	$186	$179	$81	$100
Service cost	8	10	2	2	4	5
Interest cost	54	52	9	8	3	3
Plan participants' contributions	—	1	2	3	—	—
Actuarial loss (gain)	(16)	(95)	(7)	8	(4)	(7)
Gross benefits paid	(90)	(85)	(21)	(21)	(7)	(13)
Plan amendments	—	16	3	1	(6)	(2)
Currency translation adjustments and other	87	(4)	1	6	10	(5)
Ending benefit obligation	1,212	1,169	175	186	81	81
Change in the fair value of plan assets:
Beginning plan assets	1,018	1,049	60	58	—	—
Actual return on plan assets	50	8	5	4	—	—
Employer contributions	31	32	—	—	—	—
Plan participants' contributions	1	1	—	—	—	—
Gross benefits paid	(78)	(74)	(2)	(2)	—	—
Currency translation adjustments and other	71	2	(15)	—	—	—
Ending plan assets	1,093	1,018	48	60	—	—
Funded status:	$(119)	$(151)	$(127)	$(126)	$(81)	$(81)
(1)The healthcare and other postemployment plans are not required to be prefunded.

The following summarizes data from CNH's defined benefit pension plans by significant geographical area for the years ended December 31, 2025 and 2024 (in millions of dollars):

	U.S.		U.K.		Germany(1)		Other Countries(1)
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Change in benefit obligations:
Beginning benefit obligation	$141	$139	$756	$825	$98	$117	$174	$193
Service cost	1	1	—	—	—	—	7	9
Interest cost	7	7	39	36	3	3	5	6
Plan participants' contributions	—	—	—	—	—	—	—	1
Actuarial loss (gain)	5	—	(9)	(87)	(4)	(5)	(8)	(3)
Gross benefits paid	(6)	(6)	(58)	(51)	(11)	(11)	(15)	(17)
Plan amendments	—	—	—	16	—	—	—	—
Currency translation adjustments and other	—	—	55	17	12	(6)	20	(15)
Ending benefit obligation	148	141	783	756	98	98	183	174
Change in the fair value of plan assets:
Beginning plan assets	162	161	683	707	4	4	169	177
Actual return on plan assets	6	6	34	(13)	—	—	10	14
Employer contributions	—	—	25	25	—	—	6	7
Plan participants' contributions	—	—	—	—	—	—	1	1
Gross benefits paid	(6)	(5)	(58)	(52)	—	—	(14)	(17)
Currency translation adjustments and other	—	—	52	16	—	—	19	(13)
Ending plan assets	162	162	736	683	4	4	191	169
Funded status:	$14	$21	$(47)	$(73)	$(94)	$(94)	$8	$(5)
(1)Pension benefits in Germany and some other countries are not required to be prefunded.
Net amounts recognized in the Consolidated Balance Sheets as of December 31, 2025 and 2024 consist of (in millions of dollars):

	Pension		Healthcare		Other
	As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024
Other assets	$39	$34	$—	$—	$—	$—
Pension, postretirement and other postemployment benefits	(158)	(185)	(127)	(126)	(81)	(81)
Net liability recognized at end of year	$(119)	$(151)	$(127)	$(126)	$(81)	$(81)

Pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2025, consist of (in millions of dollars):

	As of December 31, 2025
	Pension	Healthcare	Other
Unrecognized actuarial losses (gains)	$313	$3	$(20)
Unrecognized prior service credit	18	1	—
Accumulated other comprehensive (income) loss	$331	$4	$(20)

The following table summarizes the aggregate pension accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions of dollars):

	Pension
	As of December 31,
	2025	2024
Accumulated benefit obligation	$640	$904
Fair value of plan assets	$485	$724
The following table summarizes CNH's pension and other postemployment plans with projected benefit obligations in excess of plan assets (in millions of dollars):

	Pension		Healthcare		Other
	As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$645	$908	$175	$187	$81	$81
Fair value of plan assets	$485	$724	$48	$60	$—	$—
The total accumulated benefit obligation for pension was $1,197 million and $1,152 million as of December 31, 2025 and 2024, respectively.
Net Periodic Benefit Cost
The following summarizes the components of net periodic benefit cost (income) of CNH's defined benefit for the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Pension			Healthcare			Other
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$8	$10	$9	$2	$2	$3	$4	$5	$5
Interest cost	54	52	54	9	8	9	3	3	4
Expected return on assets	(49)	(54)	(45)	(3)	(3)	(4)	—	—	—
Amortization of:
Prior service cost (credit)	1	—	—	(20)	(24)	(36)	(8)	—	—
Actuarial loss (gain)	20	22	18	1	—	—	(1)	(3)	2
Settlement loss and other	—	—	2	—	7	—	(6)	1	(1)
Net periodic benefit cost (income)	$34	$30	$38	$(11)	$(10)	$(28)	$(8)	$6	$10
Net periodic benefit cost (income) recognized in net income and other changes in plan assets and benefit obligations that are recognized in other comprehensive loss during the year ended December 31, 2025 consist of (in millions of dollars):

	Year Ended December 31, 2025
	Pension	Healthcare	Other
Net periodic benefit cost (income)	$34	$(11)	$(8)
Benefit adjustments included in other comprehensive (income) loss:
Net actuarial loss (gain)	(16)	(6)	(10)
Amortization of actuarial (loss) gain	(20)	(1)	1
Amortization of prior service (cost) credit	(1)	20	8
Curtailment of prior service credit	—	—	6
Currency translation adjustments and other	22	(1)	(2)
Total recognized in other comprehensive (income) loss	(15)	12	3
Total recognized in comprehensive (income) loss	$19	$1	$(5)

Assumptions
The following assumptions were utilized in determining the funded status at December 31, 2025 and 2024, and the net periodic benefit cost of CNH's defined benefit plans for the years ended December 31, 2025, 2024 and 2023 (in percentages):

	Pension plans			Healthcare plans			Other
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average rate assumptions used to determine funded status
Discount rate	4.93	4.89	4.22	4.96	5.36	4.97	3.80	3.67	3.50
Rate of compensation increase	2.80	2.80	2.91	n/a	4.00	4.00	2.71	3.00	2.94
Initial healthcare cost trend rate	n/a	n/a	n/a	5.46	5.35	4.70	n/a	n/a	n/a
Ultimate healthcare cost trend rate(1)	n/a	n/a	n/a	4.03	4.08	3.74	n/a	n/a	n/a
Weighted-average rate assumptions used to determine expense
Discount rates—service cost	2.77	2.80	3.51	5.59	5.11	5.37	3.87	3.73	4.32
Discount rates—interest cost	4.66	4.22	4.65	5.07	4.91	5.17	3.61	3.51	4.08
Rate of compensation increase	2.80	2.91	3.03	4.00	4.00	4.00	3.00	2.94	3.19
Long-term rates of return on plan assets	4.78	5.22	4.54	5.25	6.25	5.75	n/a	n/a	n/a
Initial healthcare cost trend rate	n/a	n/a	n/a	5.35	4.70	5.12	n/a	n/a	n/a
Ultimate healthcare cost trend rate(1)	n/a	n/a	n/a	4.08	3.74	4.00	n/a	n/a	n/a

(1)CNH expects to achieve the ultimate healthcare cost trend rate in 2037 for U.S. plans. A flat trend rate assumption is utilized for the Canada plans.
Assumed discount rates are used in measurements of pension, healthcare and other postemployment benefit obligations and interest cost components of net periodic cost. CNH selects its assumed discount rates based on the consideration of equivalent yields on high-quality fixed income investments at the measurement date. The assumed discount rate is used to discount future benefit obligations back to today's dollars. The discount rates for the U.S., European, U.K. and Canadian obligations are based on a benefit cash flow-matching approach and represent the rates at which the benefit obligations could effectively be settled as of the measurement date, December 31. The benefit cash flow-matching approach involves analyzing CNH's projected cash flows against a high-quality bond yield curve, mainly calculated using a wide population of AA-grade corporate bonds subject to minimum amounts outstanding and meeting other defined selection criteria. The discount rates for the Company's remaining obligations are based on benchmark yield data of high-quality fixed income investments for which the timing and amounts of payments approximate the timing and amounts of projected benefit payments.
The expected long-term rate of return on plan assets reflects management's expectations on long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns while also considering asset allocation and investment strategy, premiums for active management to the extent asset classes are actively managed, and plan expenses. Return patterns and correlations, consensus return forecasts, and other relevant financial factors are analyzed to check for reasonability and appropriateness.
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
CNH annually reviews the mortality assumptions and demographic characteristics of its pension plan and healthcare plan participants. For its U.S. pension and healthcare plans, the Company continued to use the adopted MP 2021 mortality improvement scale as it continues to be the most current. At this time the Company is not adjusting to the MP 2021 for any short-term or long-term impacts COVID may have on mortality improvement scales issued in the future. For its U.K. pension plans, the Company elected to utilize the CMI 2024 mortality improvement table.

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
Weighted-average target asset allocation for all plans for December 31, 2025 are as follows:

As of December 31, 2025
All Plans
Asset category:
Equity securities	9%
Debt securities	68%
Cash/Other	23%
CNH determines the fair value of plan assets using observable market data obtained from independent sources when available. CNH classifies its plan assets according to the fair value hierarchy:
•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following summarizes the fair value of plan assets by asset category and levels within the fair value hierarchy as of December 31, 2025 (in millions of dollars):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. government bonds	$18	$18	$—	$—
U.S. corporate bonds	9	9	—	—
Non-U.S. government bonds	20	—	20	—
Non-U.S. corporate bonds	10	—	10	—
Mortgage-backed securities	2	—	2	—
Other fixed income	8	—	8	—
Total Fixed income securities	67	27	40	—
Other types of investments:
Mutual funds(1)	939	—	939	—
Insurance contracts	71	—	—	71
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	1,010	—	939	71
Cash:	18	15	3	—
Total of Level 1, Level 2 and Level 3 Assets	1,095	42	982	71
Investments at net asset value:
Mutual funds(2)	46
Total Net Assets	$1,141

(1)This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
(2)This category includes open-ended mutual fund, the underlying assets of the mutual fund are illiquid in nature and are not classified in the fair value hierarchy using the net asset per share practical expedient.
The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2025 (in millions of dollars):

Level 3 Assets
Balance at December 31, 2024	$66
Actual return on plan assets relating to assets still held at reporting date	2
Purchases	3
Settlements	(6)
Transfers in and/or out of level 3	—
Currency impact	6
Balance at December 31, 2025	$71

The following summarizes the fair value of plan assets by asset category and level within the fair value hierarchy as of December 31, 2024 (in millions of dollars):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. government bonds	$18	$18	$—	$—
U.S. corporate bonds	8	8	—	—
Non-U.S. government bonds	24	—	24	—
Non-U.S. corporate bonds	11	—	11	—
Mortgage-backed securities	2	—	2	—
Other fixed income	3	—	3	—
Total Fixed income securities	66	26	40	—
Other types of investments:
Mutual funds(1)	860	—	860	—
Insurance contracts	66	—	—	66
Derivatives—credit contracts	—	—	—	—
Real estate	—	—	—	—
Total Other types of investments	926	—	860	66
Cash:	36	14	22	—
Total of Level 1, Level 2 and Level 3 Assets	1,028	40	922	66
Investments at net asset value:
Mutual funds(2)	49
Total Net Assets	$1,077
(1)This category includes mutual funds, which primarily invest in non-U.S. equities and non-U.S. corporate bonds.
(2)This category includes open-ended mutual fund, the underlying assets of the mutual fund are illiquid in nature and are not classified in the fair value hierarchy using the net asset per share practical expedient.
The following table presents the changes in the Level 3 plan assets for the year ended December 31, 2024 (in millions of dollars):

Level 3 Assets
Balance at December 31, 2023	$45
Actual return on plan assets relating to assets still held at reporting date	1
Purchases	28
Settlements	(5)
Transfers in and/or out of Level 3	(1)
Currency impact	(2)
Balance at December 31, 2024	$66
Contributions
CNH expects to contribute (including through direct benefit payments) approximately $45 million to its pension plans, $15 million to its healthcare plans and $7 million to its other postemployment plans in 2026.

The benefit expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows (in millions of dollars):

	Pension Plans	Healthcare	Other
2026	$100	$19	$7
2027	93	18	6
2028	93	16	6
2029	92	16	7
2030	89	15	8
2031 - 2035	424	76	38
Total	$891	$160	$72
Note 14: Other Liabilities
A summary of "Other liabilities" as of December 31, 2025 and 2024 is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Warranty and campaign programs	$641	$633
Marketing and sales incentive programs	1,930	2,075
Tax payables	323	243
Accrued expenses and deferred income	843	917
Accrued employee benefits	459	376
Lease liabilities	272	282
Legal reserves and other provisions	419	390
Contract liabilities	122	72
Restructuring reserve	15	30
Other	318	345
Total	$5,342	$5,363
Warranty and Campaign Program
As described in "Note 2: Summary of Significant Accounting Policies", CNH pays for basic warranty and other service action costs. A summary of recorded activity for the basic warranty and campaign program accrual for the years ended December 31, 2025 and 2024 are as follows (in millions of dollars):

	Years Ended December 31,
	2025	2024
Balance at beginning of year	$633	$610
Current year additions	535	628
Claims paid	(563)	(570)
Currency translation adjustment and other	36	(35)
Balance at end of year	$641	$633
Restructuring Provision
The Company's restructuring program announced in November 2023 targeted both labor and non-labor SG&A expenses. This program was completed in 2024, and the Company has incurred a total of $131 million from launch to December 31, 2024, under this program.
The Company incurred restructuring costs of $22 million, $118 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs were as follows:
•In 2025, Agriculture, Construction and Financial Services recorded $20 million, $3 million and $(1) million respectively.

•In 2024, Agriculture, Construction and Financial Services recorded $104 million, $13 million and $1 million, respectively.
•In 2023, Agriculture, Construction and Finance recorded $51 million and $14 million and $2 million, respectively.
The following table sets forth restructuring activity for the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Severance and Other Employee Costs	Facility Related Costs	Other Restructuring	Total
Balance at December 31, 2022	$25	$3	$2	$30
Restructuring charges	36	23	8	67
Reserves utilized: cash	(19)	(23)	(12)	(54)
Reserves utilized: non-cash	(3)	1	2	—
Currency translation adjustments	—	—	—	—
Balance at December 31, 2023	39	4	—	43
Restructuring charges	81	17	20	118
Reserves utilized: cash	(99)	(5)	(14)	(118)
Reserves utilized: non-cash	(2)	(5)	(7)	(14)
Currency translation adjustments	(4)	(3)	8	1
Balance at December 31, 2024	15	8	7	30
Restructuring charges	10	2	10	22
Reserves utilized: cash	(16)	(3)	(8)	(27)
Reserves utilized: non-cash	(1)	(3)	(8)	(12)
Currency translation adjustments	—	1	1	2
Balance at December 31, 2025	$8	$5	$2	$15
Note 15: Commitments and Contingencies
As a global company with diverse business portfolio, CNH in the ordinary course of business is exposed to numerous legal risks, including, without limitation, dealer and supplier litigation, intellectual property right disputes, product liability, asbestos, personal injury, emissions and/or fuel economy regulatory, competition law and other regulatory investigations and environmental claims. We are party to various unresolved investigations, claims and actions that are incidental to our business. The most significant of these matters are described below.
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
Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and settlement agreements can be reopened under certain circumstances, the Company's potential liability for remediation costs associated with the 66 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, CNH could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, the financial strength of other PRPs has been considered in the determination of the Company's potential liability. CNH believes that the costs associated with the Waste Sites will not have a material effect on the Company's business, financial position or results of operations.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period of time that could exceed 30 years for some sites. As of December 31, 2025 and 2024, environmental reserves of approximately $24 million and $21 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.
Other Litigation and Investigation
Follow-up on Damages Claims: In 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the "Commission") into certain business practices in the European Union (in the period 1997-2011) in relation to Medium & Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco ("the Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the demerger of Iveco Group N.V. and CNH, ("Demerger"), CNH cannot be excluded from current and future follow-on proceedings originating from the Decision because under European Union competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of any damages paid by CNH to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of Iveco, IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote and, at this time, is unable to reasonably estimate any potential losses.
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
Poland Antitrust Case: On December 9, 2025, the Polish Antitrust Authority issued a notification of decision imposing fines on CNH Polska and some of its dealers of approximately €57 million. This decision follows an investigation beginning in 2023 of alleged commercial anticompetitive practices. The Company disagrees with the allegations presented by the Polish Antitrust Authority and intends to defend its case. This decision is not final and binding until judicial proceedings and available appeals have been completed. CNH Polska filed an appeal of the decision on January 9, 2026, on several grounds, including lack of evidence of CNH Polska’s role as a coordinator of the alleged misconduct and time barred claims. A first instance decision from the Polish courts on this appeal is not expected for at least two years from the date of appeal. CNH Polska is confident in its defenses and ability to significantly reduce or nullify the decision and accordingly has determined a reserve is not required at this time.
Commitments
CNH has entered into operating lease contracts for the right to use industrial buildings and equipment and other assets.
Refer to "Note 8: Leases" for future minimum lease payments under non-cancellable lease contracts.
At December 31, 2025, Financial Services has various agreements, on an uncommitted basis, to extend credit for the following financing arrangements (in millions of dollars):

	As of December 31, 2025
	Total Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$9,050	$4,683	$4,367
Revolving charge accounts	$2,844	$244	$2,600
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of December 31, 2025 and 2024 totaling $119 million and $54 million, respectively.
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
Fair-Value Hierarchy
The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:
•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available.
Determination of Fair Value
When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. In some cases where a market price is not available, the Company will use of observable market-based inputs to calculate fair value, in which case the items are classified as Level 2.
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
Derivatives
CNH utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. CNH does not hold or enter into derivatives or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in "Cash Flows from Operating Activities" in the Consolidated Statements of Cash Flows.
Foreign Exchange Derivatives
CNH has entered into foreign exchange forward contracts and swaps in order to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income/(loss) and recognized in earnings when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant for the years ending December 31, 2025, 2024 and 2023.
CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in "Other, net" and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's foreign exchange derivatives was $3.6 billion and $4.2 billion at December 31, 2025 and 2024, respectively.
Interest Rate Derivatives
CNH has entered into interest rate derivatives (swaps and caps) in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in "Accumulated other comprehensive income (loss)" and recognized in "Interest expense" over the period in which CNH recognizes "Interest expense" on the related debt.
Interest rate derivatives that have been designated as fair value hedge relationships have been used by CNH to mitigate the volatility in the fair value of existing fixed rate bonds and medium-term notes due to changes in floating interest rate benchmarks. Gains and losses on these instruments are recorded in "Interest expense" in the period in which they occur, and an offsetting gain or loss is also reflected in "Interest expense" based on changes in the fair value of the debt instrument being hedged due to changes in floating interest rate benchmarks.
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH's committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the years ending December 31, 2025, 2024 and 2023.
All of CNH's interest rate derivatives outstanding as of December 31, 2025 and 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's interest rate derivatives was approximately $11.1 billion and $9.1 billion at December 31, 2025 and 2024, respectively.

Financial Statement Impact of CNH Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges on "Accumulated other comprehensive loss" and "Net income" during the year ended December 31, 2025, 2024 and 2023 (in millions of dollars):

		Recognized in Net Income
For the Years Ended December 31,	(Gains) Loss Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	(Gains) Loss Reclassified from Accumulated Other Comprehensive Loss into Income
2025
Foreign exchange contracts	$(3)	Net sales	$(4)
		Cost of goods sold	19
		Other, net	(4)
		Interest expense, net	28
Interest rate contracts	(29)
Total	$(32)		$39

2024
Foreign exchange contracts	$(17)	Net sales	$(9)
		Cost of goods sold	(18)
		Other, net	4
		Interest expense, net	(25)
Interest rate contracts	103
Total	$86		$(48)

2023
Foreign exchange contracts	$(35)	Net sales	$(7)
		Cost of goods sold	(33)
		Other, net	7
		Interest expense, net	6
Interest rate contracts	(82)
Total	$(117)		$(27)

The following table summarizes the activity in "Accumulated other comprehensive income (loss)" related to the derivatives held by the Company during the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income as of December 31, 2022	$71	$(27)	$44
Net changes in fair value of derivatives	(117)	39	(78)
Net income reclassified from accumulated other comprehensive income into income	27	(3)	24
Accumulated derivative net losses as of December 31, 2023	(19)	9	(10)
Net changes in fair value of derivatives	86	(49)	37
Net income reclassified from accumulated other comprehensive income into income	48	(3)	45
Accumulated derivative net income as of December 31, 2024	115	(43)	72
Net changes in fair value of derivatives	(32)	15	(17)
Net loss reclassified from accumulated other comprehensive income into income	(39)	11	(28)
Accumulated derivative net income as of December 31, 2025	$44	$(17)	$27
The following tables summarize the impact of the changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings for the year ended December 31, 2025, 2024 and 2023 (in millions of dollars):

		Years Ended December 31,
	Classification of Gain	2025	2024	2022
Fair Value Hedges
Interest rate derivatives	Interest expense	$40	$19	$(42)

Not Designated as Hedges
Foreign exchange contracts	Other, Net	$(3)	$(49)	$(67)
The fair values of CNH's derivatives as of December 31, 2025 and 2024 in the Consolidated Balance Sheets are recorded as follows (in millions of dollars):

	As of December 31, 2025		As of December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$23	Derivative assets	$44
Interest rate contracts	Derivative assets	101	Derivative assets	103
Total derivative assets		$124		$147
Foreign currency contracts	Derivative liabilities	$30	Derivative liabilities	$51
Interest rate contracts	Derivative liabilities	42	Derivative liabilities	58
Total derivative liabilities		$72		$109

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$7	Derivative assets	$27
Interest rate contracts	Derivative assets	11	Derivative assets	22
Total derivative assets		$18		$49
Foreign currency contracts	Derivative liabilities	$14	Derivative liabilities	$15
Interest rate contracts	Derivative liabilities	11	Derivative liabilities	22
Total derivative liabilities		$25		$37

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 (in millions of dollars):

	Level 1		Level 2		Total
	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
Assets
Foreign exchange derivatives	$—	$—	$30	$71	$30	$71
Interest rate derivatives	—	—	112	125	112	125
Total Assets	$—	$—	$142	$196	$142	$196
Liabilities
Foreign exchange derivatives	$—	$—	$44	$66	$44	$66
Interest rate derivatives	—	—	53	80	53	80
Total Liabilities	$—	$—	$97	$146	$97	$146
Items Measured at Fair Value on a Non-Recurring Basis
During 2025, the Company recorded an intangible assets impairment of $172 million related to IPR&D assets. During the period ended December 31, 2024, the Company recorded an intangible assets impairment of $11 million related to IPR&D.
The following tables present fair value for nonrecurring Level 3 measurements from impairments as of December 31, 2025 and 2024 (in millions of dollars):

	Fair Value		Losses
	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
Other intangible assets	$64	$173	$172	$11
The following is a description of the valuation methodologies the Company uses for non-monetary assets at fair value:
Other intangible assets, net impairments are measured at the lower of the carrying amount or fair value. The valuation of the IPR&D asset acquired as part of the Raven acquisition was based on the relief-from-royalty method. Inputs utilized for the valuation include projected revenues, projected costs to complete, and royalty rate. The valuation of the IPR&D asset acquired as part of the Bennamann acquisition was based on the MPEEM Method. Inputs utilized for the valuation include projected revenues, contributory asset charges, probability of success and discount rate.
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable included in the Consolidated Balance Sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows (in millions of dollars):

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$23,105	$23,073	$23,085	$22,920
Debt	$26,762	$27,339	$26,882	$27,222
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
Note 17: Shareholders' Equity
The Articles of Association of CNH Industrial N.V. provide for authorized share capital of €40 million, divided into 2 billion common shares and 2 billion special voting shares to be held with associated common shares, each with a per share par value of €0.01. As of December 31, 2025, the Company's share capital was €18 million (equivalent to $25 million), fully paid-in, and consisted of 1,364,400,196 common shares (1,242,064,719 common shares outstanding and 122,335,477 common shares held in treasury by the Company as described in the following section) and 396,474,276 special voting shares (370,457,350 special voting shares outstanding, net of 26,016,926 special voting shares held in treasury by the Company as described in the section below).
Changes in the composition of the share capital of CNH Industrial N.V. during 2025, 2024 and 2023 are as follows (number of shares):

	Common Shares	Loyalty Program Special Voting Shares	Total Shares
Total shares at December 31, 2022	1,344,240,971	371,072,953	1,715,313,924
Common stock issued from Treasury stock	1,894,985	—	1,894,985
Common stock repurchases	(55,198,371)	—	(55,198,371)
Retirement of special voting shares	—	(72,343)	(72,343)
Total shares at December 31, 2023	1,290,937,585	371,000,610	1,661,938,195
Common stock issued from Treasury stock	16,965,686	—	16,965,686
Common stock repurchases	(59,879,480)	—	(59,879,480)
Retirement of special voting shares	—	(6,305)	(6,305)
Total shares at December 31, 2024	1,248,023,791	370,994,305	1,619,018,096
Common stock issued from Treasury stock	3,400,089	—	3,400,089
Common stock repurchases	(9,359,161)	—	(9,359,161)
Retirement of special voting shares	—	(536,955)	(536,955)
Total shares at December 31, 2025	1,242,064,719	370,457,350	1,612,522,069
During the year ended December 31, 2025 and 2024, 0.5 million and — million special voting shares, respectively, were acquired for no consideration by the Company following the deregistration of the corresponding number of qualifying common shares from the Loyalty Register, net of transfer and allocation of special voting shares in accordance with the Special Voting Shares – Terms and Conditions.
Furthermore, during the years ended December 31, 2025 and 2024, the Company delivered 3.4 million and 17.0 million common shares, respectively, under the Company's stock compensation plan, primarily due to the vesting or exercise of share-based awards. See "Note 18: Share-Based Compensation" for further discussion.
Loyalty Voting Program
In order to reward long-term ownership of the Company's common shares and promote stability of its shareholder base, the Articles of Association of CNH Industrial N.V. provide for a loyalty voting program that grants eligible long-term shareholders the equivalent of two votes for each CNH Industrial N.V. common share that they hold. This has been accomplished through the issuance of special voting shares.
A shareholder may at any time elect to participate in the loyalty voting program by requesting the registration of all or some of the common shares held by such shareholder in a separate register (the "Loyalty Register") of the Company. If such common shares have been registered in the Loyalty Register for an uninterrupted period of three years in the name of the same shareholder, such shares will become "Qualifying Common Shares" and the relevant shareholder will be entitled to receive one special voting share for each such Qualifying Common Share which can be retained only for so long as the shareholder retains the associated common share and registers it in the Loyalty Register.
Shareholders are not required to pay any amount to the Company in connection with the allocation of the special voting shares.

The common shares are freely transferable, while special voting shares are transferable exclusively in limited circumstances and they are not listed on the New York Stock Exchange ("NYSE"). In particular, at any time, a holder of common shares that are Qualifying Common Shares who wants to transfer such common shares other than in limited specified circumstances (e.g., transfers to affiliates or relatives through succession, donation or other transfers) must request a deregistration of such Qualifying Common Shares from the Loyalty Register. After deregistration from the Loyalty Register, such common shares no longer qualify as Qualifying Common Shares and, as a result, the holder of such common shares is required to transfer the special voting shares associated with the transferred common shares to the Company for no consideration.
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
Treasury Shares
In order to maintain the necessary operating flexibility over an adequate time period, including the implementation of the program in place, on April 13, 2022, the Annual General Meeting ("AGM") granted to the Board of Directors the authority to acquire common shares in the capital of the Company through stock exchange trading on the Euronext Milan and the NYSE or otherwise through November 6, 2023. On November 7, 2023, CNH's Board of Directors approved a new share buyback program for the repurchase of up to $1 billion of common shares between November 8, 2023, and March 1, 2024. In February 2024, the Company's Board of Directors authorized a $500 million share buyback program under which the Company may repurchase its common shares.
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
During the year ended December 31, 2025, the Company repurchased 9.4 million shares of its common stock on the NYSE and on multilateral trading facilities under the buyback program. As of December 31, 2025, the Company held 122.3 million common shares in treasury, net of transfers of common shares to fulfill its obligations under its stock compensation plans, at an aggregate cost of $1,422 million. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.
During the year ended December 31, 2025, the Company acquired, for no consideration, approximately 0.5 million special voting shares following the deregistration of qualifying common shares from the Loyalty Register, net of the transfer and allocation of special voting shares to those shareholders whose qualifying common shares became eligible to receive special voting shares after the uninterrupted three-year registration period in the Loyalty Register. As of December 31, 2025, the Company held 26.0 million special voting shares in treasury.
Dividend
On May 12, 2025, the Company's shareholders approved a dividend of $0.25 per common share and totaling approximately $313 million.
The Company shall only have power to make distributions to shareholders and other persons entitled to distributable profits to the extent the Company's equity exceeds the sum of the paid-up portion of the share capital and the reserves that must be maintained in accordance with provisions of law. No distribution of profits may be made to the Company itself for shares that the Company holds in its own share capital.

Note 18: Share-Based Compensation
For the years ended December 31, 2025, 2024 and 2023 CNH recognized total share-based compensation expense of $25 million, $19 million and $99 million respectively. For the years ended December 31, 2025, 2024 and 2023, CNH recognized a total reduction to taxable income of $26 million, $29 million and $14 million, respectively, related to vesting of share-based compensation awards. Unrecognized share-based compensation costs will be recognized over a weighted-average period of 1.5 years.
CNH's equity awards are governed by the CNH Industrial N.V. Equity Incentive Plan ("CNH EIP") and CNH Industrial N.V. Directors' Compensation Plan ("CNH DCP").
At the AGM held on April 16, 2014, the Company's shareholders approved the adoption of the CNH EIP, an umbrella program defining the terms and conditions for any subsequent long-term incentive program. The CNH EIP allows grants of the following specific types of equity awards to any current or prospective executive director, officer, employee of, or service provider to, CNH: stock options, stock appreciation rights, restricted share units, restricted stock, performance shares or performance share units and other stock-based awards that are payable in cash, common shares or any combination thereof subject to the terms and conditions established by the Compensation Committee.
In February 2020, the Board of Directors approved the issuance of up to 50 million common shares under the CNH EIP. At the AGM on April 16, 2020, the Company's shareholders approved the issuance of up to 7 million common shares to executive directors under the 2021-2023 Long-Term Incentive Plan in accordance with and under the CNH EIP.
Performance Share Units ("PSU")
2023 - 2025 Long-Term Incentive Plans
The 2023, 2024, and 2025 Long-Term Incentive Plans feature a three-year vesting period, two internal financial metrics, and a financial multiplier. Additionally the two internal financial metrics and financial multiplier are calculated. However, differences between all plans exist in regards to the performance achievement threshold for both internal financial metrics.
In 2023, 2024 and 2025, CNH issued 2.8 million, 9.7 million, and 3.0 million PSUs, respectively. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture or the level of achievement of the performance goals. The weighted-average fair value of the awards that were issued in 2023, 2024 and 2025 was $12.29, $8.27 and $11.30 per share, respectively. The fair value of the award is measured on the grant date using a Monte Carlo simulation model.
The following table reflects the activity of PSUs under the Long-Term Incentive Plans during the year ended December 31, 2025:

	Year Ended December 31, 2025
	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	6,801,539	$11.28
Granted	3,045,155	$11.30
Forfeited/Cancelled	(1,828,112)	$11.37
Vested	(1,116,382)	$13.98
Nonvested at end of year	6,902,200	$10.84
Restricted Share Units ("RSU")
2023 - 2025 Long-Term Incentive Plans
In 2023, 2024, and 2025, CNH issued approximately 2.1 million, 3.5 million and 3.0 million RSUs, respectively, to key executive officers and selected employees. The total number of shares that will eventually be issued may vary from the original estimate due to forfeiture. The weighted-average fair value of the awards that were issued in 2023, 2024, and 2025 were $11.87, $9.42 and $11.68 per share, respectively. The fair value of the award is measured using the CNH Industrial N.V. stock price on the grant date adjusted for the present value of future dividends that employees will not receive during the vesting period. The RSUs vest upon a time-based service requirement.

The following table reflects the activity of RSUs under the Long-Term Incentive Plans during the year ended December 31, 2025:

	Year Ended December 31, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	6,204,373	$10.88
Granted	3,002,179	$11.68
Forfeited	(822,397)	$11.02
Vested	(2,279,470)	$11.94
Nonvested at end of year	6,104,685	$10.86
Additional Share-Based Compensation Information
The table below provides additional share-based compensation information for the years ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Total intrinsic value of options exercised and shares vested	$41	$203	$52
Fair value of shares vested	$43	$126	$14
Note 19: Earnings per Share
The Company's basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. The effect of dilutive securities is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023 (in millions of dollars, except per share data):

	Years Ended December 31,
	2025	2024	2023
Basic EPS attributable to common shareholders
Net income attributable to CNH Industrial N.V.	$510	$1,246	$2,275
Weighted-average common shares outstanding—basic	1,248	1,254	1,332
Basic earnings per share	$0.41	$0.99	$1.71
Diluted EPS attributable to common shareholders
Weighted-average common shares outstanding—basic	1,248	1,254	1,332
Dilutive effect of stock compensation plans	3	6	18
Weighted-average common shares outstanding—diluted(1)	1,251	1,260	1,350
Diluted earnings per share	$0.41	$0.99	$1.69
(1)For the years ended December 31, 2025, 2024 and 2023, no shares were excluded from the computation of diluted EPS due to an anti-dilutive impact.

Note 20: Accumulated Other Comprehensive Income (Loss)
The Company's share of comprehensive loss includes net income plus other comprehensive loss, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other retirement benefit plans, foreign currency translation gains and losses, changes in the fair value of available-for-sale securities, the Company's share of other comprehensive loss of entities accounted for using the equity method, and reclassifications for amounts included in net income less net income and other comprehensive loss attributable to the noncontrolling interest. For more information on the Company's derivative instruments, see "Note 16: Financial Instruments". For more information on the Company's pensions and retirement benefit obligations, see "Note 13: Employee Benefit Plans and Postretirement Benefits". The Company's other comprehensive loss amounts are aggregated within accumulated other comprehensive loss. The tax effect for each component of other comprehensive income consisted of the following (in millions of dollars):

	Year Ended December 31, 2025
	Gross Amount	Income Taxes	Net Amount
Unrealized loss on cash flow hedges	$(71)	$26	$(45)
Changes in retirement plans' funded status	36	(3)	33
Foreign currency translation	(61)	—	(61)
Share of other comprehensive income of entities using the equity method	23	—	23
Other comprehensive loss	$(73)	$23	$(50)

	Year Ended December 31, 2024
	Gross Amount	Income Taxes	Net Amount
Unrealized gain on cash flow hedges	$134	$(52)	$82
Changes in retirement plans' funded status	15	(12)	3
Foreign currency translation	(408)	—	(408)
Share of other comprehensive loss of entities using the equity method	(28)	—	(28)
Other comprehensive loss	$(287)	$(64)	$(351)

	Year Ended December 31, 2023
	Gross Amount	Income Taxes	Net Amount
Unrealized loss on cash flow hedges	$(90)	$34	$(56)
Changes in retirement plans' funded status	(87)	21	(66)
Foreign currency translation	40	—	40
Share of other comprehensive income of entities using the equity method	1	—	1
Other comprehensive loss	$(136)	$55	$(81)

The changes, net of tax, in each component of "Accumulated other comprehensive income (loss)" consisted of the following (in millions of dollars):

	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Retirement Plans' Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (loss) of Entities Using the Equity Method	Total
Balance at December 31, 2022	$46	$(285)	$(1,800)	$(239)	$(2,278)
Other comprehensive income (loss), before reclassifications	(80)	(54)	37	1	(96)
Amounts reclassified from other comprehensive income	24	(12)	—	—	12
Other comprehensive income (loss)(1)	(56)	(66)	37	1	(84)
Balance at December 31, 2023	(10)	(351)	(1,763)	(238)	(2,362)
Other comprehensive income (loss), before reclassifications	37	7	(407)	(28)	(391)
Amounts reclassified from other comprehensive income	45	(4)	—	—	41
Other comprehensive income (loss)(1)	82	3	(407)	(28)	(350)
Balance at December 31, 2024	72	(348)	(2,170)	(266)	(2,712)
Other comprehensive income (loss), before reclassifications	(17)	45	(66)	23	(15)
Amounts reclassified from other comprehensive income	(28)	(12)	—	—	(40)
Other comprehensive income (loss)(1)	(45)	33	(66)	23	(55)
Balance at December 31, 2025	$27	$(315)	$(2,236)	$(243)	$(2,767)

(1)Excluded from the table above is other comprehensive (income) loss allocated to noncontrolling interests of $5 million, $(1) million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Significant amounts reclassified out of each component of "Accumulated other comprehensive income (loss)" at December 31, 2025 and 2024 consisted of the following (in millions of dollars):

	Amount Reclassified from Other Comprehensive Income (Loss)		Consolidated Statement of Operations line
	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flow hedges	$4	$9	Net sales
	(19)	18	Cost of goods sold
	4	(4)	Other, net
	(28)	25	Interest expense
	11	(3)	Income taxes
	(28)	45
Change in retirement plans' funded status:
Amortization of actuarial losses	20	19	(1)
Amortization of prior service credit	(27)	(24)	(1)
Curtailment of prior service credit	(6)	0	(1)
	1	1	Income taxes
	(12)	(4)
Total reclassifications, net of tax	$(40)	$41

(1)These amounts are included in net periodic pension and other postretirement benefit cost. See "Note 13: Employee Benefit Plans and Postretirement Benefits" for additional information.

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
The segments are organized based on products and services provided by the Company. CNH has three operating segments, that meet the criteria of reportable segments: Agriculture, Construction and Financial Services.
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
With reference to the Agriculture and Construction segments, the CODM assesses segment performance and makes decisions about resource allocation based upon Adjusted EBIT. The Company believes Adjusted EBIT more fully reflects Agriculture and Construction segments' profitability. Adjusted EBIT of the Agriculture and Construction segments is defined as net income (loss) before income taxes, Financial Services' results, Industrial Activities' segments interest expenses (net), foreign exchange gains/losses, finance and non-service component of pension and other postemployment benefit costs, restructuring expenses, and certain non-recurring and unallocated items. In particular, non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
With reference to Financial Services, the Company revised the performance metric used to assess the segment's performance in 2024 from Net Income to Income before income taxes. This change was made to better reflect the manner in which the CODM evaluates segment performance and allocates resources. The prior-period segment results have been recast to reflect this change for comparability purposes.
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

The following table includes reported segment revenue and income, significant segment expenses and other segment items considered in the calculation of both Adjusted EBIT for Industrial Activities and Income before income taxes for Financial Services (in millions of dollars):

	Year Ended December 31, 2025
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$12,390	$2,956	$—
Finance, interest and other income (Financial Services)	—	—	2,720
Total Revenues	12,390	2,956	2,720
Cost of goods sold	(9,835)	(2,543)	—
Selling, general and administrative expenses(2)	(1,076)	(247)	(449)
Research and development expenses	(755)	(98)	—
Interest expense (Financial Services)	—	—	(1,339)
Restructuring expenses (Financial Services)	—	—	1
Other, net (Financial Services)	—	—	(525)
Equity in income of joint ventures	48	—	21
Adjusted EBIT [A]	772	68	n/a
Income before income taxes [B]	n/a	n/a	429
Segment Profit/(loss) [C=A+B]				$1,269
Interest expenses, net (excluding Financial Services)				$(114)
Restructuring expenses (Industrial Activities)				(23)
Foreign exchange gains, net (Industrial Activities)				(22)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				—
Unallocated amounts(4)				(177)
Discrete items excluded from Segments(5)				(244)
Income tax expense				(184)
Net income				$505

	Year Ended December 31, 2024
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$14,007	$3,053	$—
Finance, interest and other income	—	—	2,774
Total Revenues	14,007	3,053	2,774
Cost of goods sold	(10,796)	(2,554)	—
Selling, general and administrative expenses(2)	(1,031)	(235)	(332)
Research and development expenses	(829)	(95)	—
Interest expense (Financial Services)	—	—	(1,457)
Restructuring expenses (Financial Services)	—	—	(1)
Other, net (Financial Services)	—	—	(514)
Equity in income of joint ventures	119	—	19
Adjusted EBIT [A]	1,470	169	n/a
Income before income taxes [B]	n/a	n/a	489
Segment Profit/(loss) [C=A+B]				$2,128
Interest expenses, net (excluding Financial Services)				$(152)
Restructuring expenses (Agriculture & Construction)				(117)
Foreign exchange gains, net (Industrial Activities)				(15)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				(10)
Unallocated amounts(4)				(235)
Discrete items excluded from Segments(5)				(4)
Income tax expense				(336)
Net income				$1,259

	Year Ended December 31, 2023
	Agriculture	Construction	Financial Services(1)	Total
Net sales	$18,148	$3,932	$—
Finance, interest and other income	—	—	2,573
Total Revenues	18,148	3,932	2,573
Cost of goods sold	(13,521)	(3,317)	—
Selling, general and administrative expenses(2)	(1,214)	(273)	(218)
Research and development expenses	(937)	(104)	—
Interest expense (Financial Services)	—	—	(1,235)
Restructuring expenses (Financial Services)	—	—	(2)
Other, net (Financial Services)	—	—	(629)
Equity in income of joint ventures	160	—	18
Adjusted EBIT [A]	2,636	238	n/a
Income before income taxes [B]	n/a	n/a	507
Segment Profit/(loss) [C=A+B]				$3,381
Interest expenses, net (excluding Financial Services)				$(76)
Restructuring expenses (Agriculture & Construction)				(65)
Foreign exchange gains, net (Agriculture & Construction)				(105)
Finance and non-service component of Pension and other postemployment benefit costs (Agriculture & Construction)(3)				(4)
Unallocated amounts(4)				(240)
Discrete items excluded from Segments(5)				(10)
Income tax expense				(594)
Net income				$2,287
(1)For Financial Services, the CODM uses Income before income taxes as the measure to allocate resources and assess segment performance.
(2)In the years ended December 31, 2025, 2024, and 2023, this item included risk costs for the Financial Services segment of $313 million, $204 million and $80 million, respectively.
(3)In the year ended December 31, 2025, this item included an annual pre-tax gain of $21 million and $24 million for the years ended December 31, 2024 and 2023, as a result of the amortization over 4 years of the $101 million positive impact from the 2021 modifications of a healthcare plan in the U.S.
(4)Unallocated amounts include certain corporate costs and other operating expenses and incomes not allocated to segments' results.
(5)In the year ended December 31, 2025, this item includes a $172 million non-cash impairment charge related to IPR&D acquired as part of the Raven and Bennamann acquisitions, $62 million for non-cash impairment of investment in Monarch Tractors and other minority holdings and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor. In the year ended December 31, 2024, this item includes a loss of $17 million on the sale of certain non-core product lines and a gain of $14 million for investment fair value adjustments. In the year ended December 31, 2023, this item includes a loss of $23 million on the sale of the CNH Industrial Russia and CNH Capital Russia businesses, partially offset by a gain of $13 million for the fair value remeasurement of Augmenta and Bennamann.
There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below as well.

A summary of additional operating segment information for the years ended December 31, 2025, 2024 and 2023 is as follows (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Revenues
Agriculture	$12,390	$14,007	$18,148
Construction	2,956	3,053	3,932
Net sales	15,346	17,060	22,080
Financial Services	2,720	2,774	2,573
Eliminations and other	29	2	34
Total Revenues	$18,095	$19,836	$24,687
Depreciation and Amortization(1)
Agriculture	$372	$366	$331
Construction	53	45	42
Other activities and adjustments	2	2	—
Depreciation and amortization of Industrial Activities	427	413	373
Financial Services	5	4	4
Total Depreciation and amortization	$432	$417	$377
Expenditures for long-lived assets(2)
Agriculture	$459	$455	$534
Construction	70	75	96
Other activities	1	3	7
Expenditures for long-lived assets of Industrial Activities	530	533	637
Financial Services	13	3	7
Total Expenditures for long-lived assets	$543	$536	$644

(1) Excluding equipment on operating leases.
(2) Excluding equipment on operating leases and right-of-use assets.
A summary of additional operating segment information as of December 31, 2025 and 2024 is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Inventory
Agriculture	$3,635	$3,730
Construction	928	983
Financial Services	88	63
Total Inventory	$4,651	$4,776
Equity Method Investments
Agriculture	$255	$284
Financial Services	146	119
Total Equity Method Investments	$401	$403

Geographic Information
CNH has its principal office in Basildon, England, U.K. Revenues earned in the U.K. from external customers were $393 million, $359 million and $548 million for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues earned in the rest of the world from external customers were $17,702 million, $19,477 million and $24,139 million for the years ended December 31, 2025, 2024 and 2023, respectively. The following highlights revenues earned from external customers in the rest of the world by destination (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
United States	$5,813	$7,193	$9,090
Brazil	2,503	2,748	3,540
Canada	1,546	1,745	1,712
France	986	1,060	1,300
Australia	693	888	1,222
Argentina	547	566	574
India	634	532	499
Italy	462	422	562
Germany	445	399	633
China	276	326	300
Poland	317	287	373
Spain	310	259	263
Other	3,170	3,052	4,071
Total Revenues from external customers in the rest of world	$17,702	$19,477	$24,139
For the years ended December 31, 2025, 2024 and 2023, no single external customer of CNH accounted for 10 percent or more of consolidated revenues.
Total long-lived tangible and intangible assets located in the U.K. were $288 million and $324 million at December 31, 2025, and 2024, respectively, and the total of such assets located in the rest of the world totaled $8,187 million and $7,883 million at December 31, 2025 and 2024, respectively. The following highlights long-lived tangible and intangible assets by geography in the rest of the world (in millions of dollars):

	As of December 31,
	2025	2024
United States	$5,869	$5,795
Canada	698	680
Italy	547	466
Brazil	265	202
France	77	62
China	56	51
Germany	18	19
Spain	1	3
Other	656	605
Total Long-lived assets in the rest of the world	$8,187	$7,883
Note 22: Related Party Information
As of December 31, 2025 and 2024 CNH's related parties were primarily EXOR N.V. ("Exor") and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V., ("Stellantis"), Ferrari N.V., ("Ferrari") and Iveco Group N.V., ("Iveco"), which effective January 1, 2022 separated from CNH Industrial N.V. by way of a demerger under Dutch law and became a public listed company independent from CNH.
As of December 31, 2025, EXOR N.V. held 45.5% of CNH's voting power and had the ability to significantly influence the decisions submitted to a vote of CNH's shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets, and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of December 31, 2025. In addition, CNH engages in transactions with its unconsolidated affiliates over which CNH has a significant influence or joint control.
The Company's Audit Committee reviews and, if appropriate, evaluates all significant related party transactions.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR is an investment holding company in Europe. As of December 31, 2025, 2024, and 2023, among other things, EXOR managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR N.V. during the years ended December 31, 2025, 2024, and 2023.
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
Master Service Agreement: CNH and Iveco Group entered into a two-year Master Services Agreement ("MSA"), with a two-year extension implemented, whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services. Revenues from services provided under the MSA are presented as "Finance, interest and other income" on the Consolidated Statements of Operations.
Engine Supply Agreement: In relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year Engine Supply Agreement ("ESA") whereby Iveco Group will sell to CNH post-Demerger diesel, compressed natural gas ("CNG") and liquid natural gas ("LNG") engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as "Cost of goods sold" on the Consolidated Statements of Operations.
Financial Service Agreement: In relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement ("FS MSA"), whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as "Finance, interest and other income" on the Consolidated Statements of Operations.
The following table sets forth the related party transactions entered into with Iveco Group post-Demerger for the time period presented (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Net revenues	$113	$129	$139
Purchases	$681	$747	$1,042

	As of December 31,
	2025	2024
Trade receivables	$32	$24
Financial receivables from Iveco Group N.V.	$195	$168
Trade payables	$264	$205
Financial payables to Iveco Group N.V.	$91	$62

Transactions with Unconsolidated Affiliates
CNH sells agricultural and construction equipment and provides technical services to unconsolidated affiliates such as CNH de Mexico S.A. de C.V., TürkTraktör and New Holland HFT Japan Inc. CNH also purchases equipment from unconsolidated affiliates, such as TürkTraktör.
The following table sets forth the related party transactions entered into for the time period presented (in millions of dollars):

	Years Ended December 31,
	2025	2024	2023
Net sales	$335	$489	$589
Purchases	$430	$420	$508

	As of December 31,
	2025	2024
Trade receivables	$6	$3
Trade payables	$42	$53
At December 31, 2025 and 2024, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for the amounts of $118 million and $53 million, respectively, related to CNH Industrial Capital Europe S.a.S.
Note 23: Subsequent Events
On January 8, 2026 CNH Industrial Capital LLC completed its notes offering of $500 million in aggregate principal amount of 4.375% notes due March 7, 2031, with an issue price of 99.086%.
On January 15, 2026 CNH Industrial Capital LLC repaid its $500 million note on maturity.
On January 28, 2026, CNH Industrial Capital LLC, through a bankruptcy-remote trust, issued $1.2 billion of amortizing asset-backed notes secured by U.S. retail receivables.