Form 10-Q
period 2026-03-31
CNH Industrial N.V.
filed 2026-04-30
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐ Yes ☑ No
At March 31, 2026, 1,239,950,537 common shares, par value €0.01 per share, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars and shares, except per share amounts)	2026	2025
Revenues
Net sales	$3,170	$3,172
Finance, interest and other income	656	656
Total Revenues	3,826	3,828
Costs and Expenses
Cost of goods sold	2,605	2,569
Selling, general and administrative expenses	465	386
Research and development expenses	232	184
Restructuring expenses	4	6
Interest expense	365	362
Other, net	142	159
Total Costs and Expenses	3,813	3,666
Consolidated income before income taxes	13	162
Income tax expense	(4)	(47)
Equity in income of unconsolidated affiliates	1	17
Net income	10	132
Net income attributable to noncontrolling interests	3	1
Net income attributable to CNH Industrial N.V.	$7	$131

Earnings per share attributable to common shareholders
Basic earnings per share attributable to CNH Industrial N.V.	$0.01	$0.10
Diluted earnings per share attributable to CNH Industrial N.V.	$0.01	$0.10
Weighted-average shares outstanding
Basic	1,241	1,248
Diluted	1,244	1,253

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2026 and December 31, 2025
(Unaudited)

(in millions of dollars)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,604	$2,578
Restricted cash	735	651
Trade receivables, net	207	226
Financing receivables, net	22,629	23,105
Financial receivables from Iveco Group N.V.	192	195
Inventories, net	5,234	4,651
Property, plant and equipment, net	2,192	2,181
Investments in unconsolidated affiliates	427	437
Equipment under operating leases	1,595	1,591
Goodwill	3,610	3,617
Other intangible assets, net	1,068	1,086
Deferred tax assets	1,236	1,207
Derivative assets	162	142
Other assets	1,147	1,080
Total Assets	$42,038	$42,747
Liabilities and Equity
Debt	$25,904	$26,762
Financial payables to Iveco Group N.V.	40	91
Trade payables	2,439	2,247
Deferred tax liabilities	15	17
Pension, postretirement and other postemployment benefits	346	366
Derivative liabilities	141	97
Other liabilities	5,285	5,342
Total Liabilities	34,170	34,922
Redeemable noncontrolling interest	56	53
Common shares, €0.01, par value; outstanding 1,239,950,537 common shares and 370,433,244 loyalty program special voting shares at 03/31/2026; and outstanding 1,242,064,719 common shares and 370,457,350 loyalty program special voting shares at 12/31/2025	25	25
Treasury stock, at cost; 124,449,659 shares at 03/31/2026 and 122,335,477 at 12/31/2025	(1,443)	(1,422)
Additional paid-in capital	1,379	1,388
Retained earnings	10,513	10,506
Accumulated other comprehensive loss	(2,702)	(2,767)
Noncontrolling interests	40	42
Total Equity	7,812	7,772
Total Liabilities and Equity	$42,038	$42,747

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2026	2025
Net income	$10	$132
Other comprehensive income, net of tax
Unrealized loss on cash flow hedges	(37)	(7)
Changes in retirement plans' funded status	3	(2)
Foreign currency translation	103	59
Share of other comprehensive income (loss) of entities using the equity method	(5)	10
Other comprehensive income, net of tax	64	60
Comprehensive income	74	192
Less: Comprehensive income attributable to noncontrolling interests	2	4
Comprehensive income attributable to CNH Industrial N.V.	$72	$188

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2026	2025
Cash Flows from Operating Activities
Net income	$10	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense excluding assets under operating leases	116	102
Depreciation and amortization expense of assets under operating leases	50	48
Undistributed loss of unconsolidated affiliates	(1)	(17)
Other non-cash items	97	78
Changes in operating assets and liabilities:
Provisions	(120)	(149)
Deferred income taxes	(16)	(18)
Trade and financing receivables related to sales, net	319	351
Inventories, net	(566)	(192)
Trade payables	198	(123)
Other assets and liabilities	(52)	(50)
Net cash provided by operating activities	35	162
Cash Flows from Investing Activities
Additions to retail receivables	(1,511)	(1,734)
Collections of retail receivables	1,823	1,735
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(93)	(106)
Expenditures for assets under operating leases	(125)	(158)
Other, net	(40)	(17)
Net cash provided (used) by investing activities	54	(280)
Cash Flows from Financing Activities
Proceeds from long-term debt	3,090	2,629
Payments of long-term debt	(3,522)	(2,784)
Net decrease in other financial liabilities	(531)	(1,261)
Dividends paid	(1)	(1)
Purchase of treasury stock	(26)	(5)
Net cash used in financing activities	(990)	(1,422)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11	72
Net decrease in cash, cash equivalents and restricted cash	(890)	(1,468)
Cash, cash equivalents and restricted cash, beginning of period	3,229	3,866
Cash, cash equivalents and restricted cash, end of period	$2,339	$2,398

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,604	$1,695
Restricted cash	735	703
Total cash, cash equivalents and restricted cash	$2,339	$2,398

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2025	$25	$(1,422)	$1,388	$10,506	$(2,767)	$42	$7,772	$53
Net income (loss)	—	—	—	7	—	(1)	6	4
Other comprehensive income (loss), net of tax	—	—	—	—	65	(1)	64	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(26)	—	—	—	—	(26)	—
Common shares issued from treasury stock for share-based compensation	—	5	(5)	—	—	—	—	—
Share-based compensation expense	—	—	(1)	—	—	—	(1)	—
Other changes	—	—	(3)	—	—	—	(3)	—
Balance at March 31, 2026	$25	$(1,443)	$1,379	$10,513	$(2,702)	$40	$7,812	$56

(in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2024	$25	$(1,386)	$1,415	$10,309	$(2,712)	$62	$7,713	$55
Net income (loss)	—	—	—	131	—	(2)	129	3
Other comprehensive income, net of tax	—	—	—	—	57	3	60	—
Dividends paid	—	—	—	—	—	—	—	(1)
Acquisition of treasury stock	—	(5)	—	—	—	—	(5)	—
Common shares issued from treasury stock for share-based compensation	—	26	(26)	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	5	—
Balance at March 31, 2025	$25	$(1,365)	$1,394	$10,440	$(2,655)	$63	$7,902	$57

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
CNH Industrial N.V. ("CNH" or the "Company") has prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Form 10‑K for the year ended December 31, 2025. Results of operations and cash flows for interim periods are not necessarily indicative of full‑year results.
There have been no material changes to the Company’s organization, accounting policies, or geographic region definitions from those described in the 2025 annual report on Form 10‑K.
Note 2. NEW ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
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
Note 3. REVENUE
The following table summarizes revenues for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Agriculture	$2,596	$2,581
Construction	574	591
Total Industrial Activities	3,170	3,172
Financial Services	646	651
Eliminations and other	10	5
Total Revenues	$3,826	$3,828

The following table disaggregates revenues by major source for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Revenues from:
Sales of goods	$3,156	$3,163
Rendering of services and other revenues	14	9
Revenues from sales of goods and services	3,170	3,172
Finance and interest income	526	510
Rents and other income on operating lease	130	146
Finance, interest and other income	656	656
Total Revenues	$3,826	$3,828
Contract liabilities recorded in "Other liabilities" were $128 million at March 31, 2026 and $122 million at December 31, 2025, primarily related to extended warranties. During the three months ended March 31, 2026 and 2025, revenues included $10 million and $3 million, respectively, from contract liabilities outstanding at the beginning of each period.
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $128 million (approximately $122 million at December 31, 2025). CNH expects to recognize revenue on approximately 27% and 81% of the remaining performance obligations over the next 12 and 36 months, respectively (consistent with December 31, 2025).
Note 4. VARIABLE INTEREST ENTITIES
The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs") included in the Consolidated Balance Sheets. The assets may be used only to settle obligations of the consolidated VIEs, and the liabilities represent third-party liabilities of the consolidated VIEs for which creditors have no recourse to CNH's general credit (in millions of dollars).

	March 31, 2026	December 31, 2025
Restricted cash	$620	$541
Financing receivables, net	9,835	10,248
Total Assets	$10,455	$10,789
Debt	$9,644	$10,025
Total Liabilities	$9,644	$10,025

Note 5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted Earnings per share ("EPS") (in millions of dollars and shares, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic EPS attributable to common shareholders
Net income attributable to CNH Industrial N.V.	$7	$131
Weighted-average common shares outstanding—basic	1,241	1,248
Basic earnings per share	$0.01	$0.10
Diluted EPS attributable to common shareholders
Weighted-average common shares outstanding—basic	1,241	1,248
Dilutive effect of stock compensation plans	3	5
Weighted-average common shares outstanding—diluted(1)	1,244	1,253
Diluted earnings per share	$0.01	$0.10
(1)For the three months ended March 31, 2026 and 2025, no shares were excluded from the computation of diluted earnings per share as all shares were dilutive.
Note 6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
The following table summarizes the components of Net periodic benefit cost (income) of defined benefit pension plans and postretirement health and life insurance plans for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Pension		Healthcare		Other
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Service cost	$2	$2	$—	$1	$1	$1
Interest cost	13	13	2	2	1	1
Expected return on assets	(15)	(12)	—	(1)	—	—
Amortization of:
Prior service credit	—	—	—	(5)	—	—
Actuarial loss (gain)	5	5	—	1	(2)	(1)
Net periodic benefit cost (income)	$5	$8	$2	$(2)	$—	$1
Note 7. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025 was 30.8% and 29.0%, respectively. The increase in the 2026 effective tax rate was largely attributable to discrete items on a relatively small profit base in Q1 2026.
Note 8. SEGMENT REPORTING
The Company operates three reportable segments: Agriculture, Construction, and Financial Services. The Agriculture and Construction segments are collectively referred to as "Industrial Activities". Segment information is prepared in accordance with the internal reporting provided to the Chief Operating Decision Maker (the "CODM"). The CODM evaluates the Agriculture and Construction segments based on Adjusted Earnings before Interest and Taxes ("EBIT") and evaluates the Financial Services segment based on Income before income taxes. Adjusted EBIT is a non-GAAP financial measure. A reconciliation to the most directly comparable GAAP measure is provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". There were no changes to the Company’s reportable segments or to the methods used to measure segment results during the quarter.

The following tables include reported segment revenue and income, significant segment expenses and other segment items considered in the calculation of Adjusted EBIT for Industrial Activities and Income before income taxes for Financial Services for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31, 2026
	Agriculture	Construction	Financial Services	Total
Net sales	$2,596	$574	$—
Finance, interest and other income (Financial Services)	—	—	646
Total Revenues	2,596	574	646
Cost of goods sold	(2,099)	(506)	—
Selling, general and administrative expenses(1)	(263)	(69)	(108)
Research and development expenses	(205)	(27)	—
Interest expense (Financial Services)	—	—	(332)
Other, net (Financial Services)	—	—	(109)
Equity in income of joint ventures	(2)	—	3
Adjusted EBIT [A]	27	(28)	n/a
Income before income taxes [B]	n/a	n/a	100
Segment profit (loss) [C=A+B]				$99
Interest expenses, net (excluding Financial Services)				$(23)
Restructuring expenses (Industrial Activities)				(4)
Foreign exchange losses, net (Industrial Activities)				(2)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(4)
Unallocated amounts				(44)
Discrete items excluded from segments				(8)
Income tax expense				(4)
Net income				$10

	Three Months Ended March 31, 2025
	Agriculture	Construction	Financial Services	Total
Net sales	$2,581	$591	$—
Finance, interest and other income (Financial Services)	—	—	651
Total Revenues	2,581	591	651
Cost of goods sold	(2,066)	(503)	—
Selling, general and administrative expenses(1)	(225)	(53)	(81)
Research and development expenses	(163)	(21)	—
Interest expense (Financial Services)	—	—	(332)
Other, net (Financial Services)	—	—	(125)
Equity in income of joint ventures	12	—	5
Adjusted EBIT [A]	139	14	n/a
Income before income taxes [B]	n/a	n/a	118
Segment profit [C=A+B]				$271
Interest expenses, net (excluding Financial Services)				$(25)
Restructuring expenses (Industrial Activities)				(6)
Foreign exchange losses, net (Industrial Activities)				(5)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(4)
Unallocated amounts				(52)
Income tax expense				(47)
Net income				$132
(1)For the three months ended March 31, 2026 and 2025, this item included risk costs for the Financial Services segment of $74 million and $50 million, respectively.

There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below.
The following tables summarize additional operating segment information (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Revenues
Agriculture	$2,596	$2,581
Construction	574	591
Net sales	3,170	3,172
Financial Services	646	651
Eliminations and other	10	5
Total Revenues	$3,826	$3,828
Depreciation and amortization(1)
Agriculture	$100	$88
Construction	14	13
Other activities and adjustments	1	—
Depreciation and amortization of Industrial Activities	115	101
Financial Services	1	1
Total Depreciation and amortization	$116	$102
Expenditures for long-lived assets(2)
Agriculture	$85	$92
Construction	7	11
Expenditures for long-lived assets of Industrial Activities	92	103
Financial Services	1	3
Total Expenditures for long-lived assets	$93	$106
(1)Excluding equipment under operating leases.
(2)Excluding equipment under operating leases and related right-of-use assets.

	March 31, 2026	December 31, 2025
Inventories
Agriculture	$4,057	$3,635
Construction	1,097	928
Financial Services	80	88
Total Inventories, net	$5,234	$4,651
Equity Method Investments
Agriculture	$252	$255
Financial Services	146	146
Total Equity Method Investments	$398	$401

Note 9. RECEIVABLES
Financing Receivables, net
A summary of financing receivables as of March 31, 2026 and December 31, 2025 is as follows (in millions of dollars):

	March 31, 2026	December 31, 2025
Retail	$14,405	$14,616
Wholesale	8,153	8,437
Other	71	52
Total	$22,629	$23,105
Financing receivables balances at March 31, 2026 and December 31, 2025 include unearned finance income and unamortized deferred fees and costs of $668 million and $722 million, respectively, and an allowance for credit losses of $632 million and $572 million, respectively.
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
CNH may retain subordinated interests in the SPEs but does not guarantee the securities issued by the trusts. CNH provides customary representations and warranties, which may require it to repurchase receivables if those representations or warranties are breached. The trusts generally terminate upon final investor distributions or exercise of a cleanup call.
Factoring transactions may be with or without recourse. Transfers that include deferred purchase price features, first‑loss positions, or other forms of continuing involvement do not meet the criteria for derecognition. In those cases, CNH continues to recognize the receivables and records a corresponding liability within asset‑backed financing.
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. At March 31, 2026 and December 31, 2025, the carrying amount of such restricted assets included in financing receivables are the following (in millions of dollars):

	March 31, 2026	December 31, 2025
Retail	$7,699	$8,041
Wholesale	4,994	5,053
Total	$12,693	$13,094

Allowance for Credit Losses
Allowance for credit losses activity for the three months ended March 31, 2026 and 2025 is as follows (in millions of dollars):

	Three Months Ended March 31, 2026
	Retail	Wholesale
Balance at beginning of period	$518	$54
Provision	77	(3)
Charge-offs	(39)	—
Recoveries	6	—
Foreign currency translation and other	18	1
Balance at end of period	$580	$52

	Three Months Ended March 31, 2025
	Retail	Wholesale
Balance at beginning of period	$376	$48
Provision	50	—
Charge-offs	(29)	—
Recoveries	3	—
Foreign currency translation and other	20	1
Balance at end of period	$420	$49
As of March 31, 2026, the allowance for credit losses included an increase in retail reserves of $131 million for Brazil as compared to March 31, 2025. This increase reflects Brazilian market conditions, primarily related to current crop prices, flooding and drought events. The allowance for credit losses is included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations.
CNH evaluates the credit quality of its receivables based on delinquency status. Receivables are considered past due when scheduled principal or interest payments have not been received by the due date, and delinquency is reported for accounts more than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due. Principal amounts of receivables are charged off against the allowance when they are determined to be uncollectible.

The aging of financing receivables and gross charge-offs by vintage, net of allowance for credit losses, as of March 31, 2026 is as follows (in millions of dollars), with gross charge‑offs representing amounts written off during the three months ended March 31, 2026.

	Current	31-60 Days Past Due	61-90 Days Past Due	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2026				$1,072	$2	$1,074	$2
2025				3,655	6	3,661	3
2024				2,229	10	2,239	6
2023				1,165	8	1,173	4
2022				608	4	612	2
Prior to 2022				333	3	336	1
Total	8,999	61	2	9,062	33	9,095	18
South America
2026				219	—	219	—
2025				1,001	9	1,010	—
2024				1,008	60	1,068	—
2023				831	72	903	8
2022				332	34	366	9
Prior to 2022				237	15	252	3
Total	3,531	62	35	3,628	190	3,818	20
Asia Pacific
2026				143	—	143	—
2025				575	—	575	—
2024				367	1	368	—
2023				230	1	231	1
2022				124	1	125	—
Prior to 2022				36	—	36	—
Total	1,459	9	7	1,475	3	1,478	1
Europe, Middle East and Africa ("EMEA")	4	—	—	4	10	14	—
Total Retail	$13,993	$132	$44	$14,169	$236	$14,405	$39
Wholesale
North America	$4,232	$—	$—	$4,232	$1	$4,233	$—
South America	1,048	11	2	1,061	—	1,061	—
Asia Pacific	836	3	1	840	—	840	—
EMEA	2,005	13	1	2,019	—	2,019	—
Total Wholesale	$8,121	$27	$4	$8,152	$1	$8,153	$—

The aging of financing receivables and gross charge-offs by vintage, net of allowance for credit losses, as of December 31, 2025 is as follows (in millions of dollars), with gross charge‑offs representing amounts written off during the year ended December 31, 2025.

	Current	31-60 Days Past Due	61-90 Days Past Due	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2025				$4,270	$9	$4,279	$7
2024				2,549	15	2,564	17
2023				1,343	9	1,352	23
2022				729	5	734	10
2021				374	2	376	3
Prior to 2021				72	2	74	4
Total	9,274	60	3	9,337	42	9,379	64
South America
2025				1,031	4	1,035	13
2024				1,017	54	1,071	53
2023				826	84	910	70
2022				331	41	372	20
2021				159	12	171	4
Prior to 2021				76	5	81	3
Total	3,368	42	30	3,440	200	3,640	163
Asia Pacific
2025				641	—	641	—
2024				426	1	427	—
2023				277	1	278	—
2022				164	—	164	—
2021				60	—	60	1
Prior to 2021				12	—	12	1
Total	1,574	3	3	1,580	2	1,582	2
EMEA	4	0	0	4	11	15	—
Total Retail	$14,220	$105	$36	$14,361	$255	$14,616	$229
Wholesale
North America	$4,142	$—	$—	$4,142	$17	$4,159	$—
South America	1,251	3	—	1,254	—	1,254	—
Asia Pacific	877	2	2	881	1	882	1
EMEA	2,133	6	3	2,142	—	2,142	3
Total Wholesale	$8,403	$11	$5	$8,419	$18	$8,437	$4
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
As of March 31, 2026 and December 31, 2025, modifications of CNH's retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months ended March 31, 2026 and December 31, 2025 were not significant.

Due to challenging market conditions in Brazil, where farmers' profitability is under pressure as global commodity prices decline while production costs continue to rise, CNH has offered payment refinancing to certain customers. These refinancings are considered insignificant contract adjustments and are not treated as modifications. Customers are required to make partial payments on their outstanding installments to qualify for refinancing. As of March 31, 2026, $130 million of installments were refinanced related to $521 million of retail Agricultural receivables, compared with $126 million of installments related to $513 million as of December 31, 2025. These refinanced receivables demonstrated a higher delinquency rate, specifically those greater than 90 days past due, compared to non-refinanced receivables within the portfolio. CNH has taken this into account when provisioning for credit losses.
Note 10. INVENTORIES
Inventories as of March 31, 2026 and December 31, 2025 consist of the following (in millions of dollars):

	March 31, 2026	December 31, 2025
Raw materials	$1,339	$1,297
Work-in-process	606	430
Finished goods	3,289	2,924
Total inventories, net	$5,234	$4,651
Inventories are presented net of allowances totaling $378 million and $399 million, to state inventory at net realizable value at March 31, 2026 and December 31, 2025, respectively.
Note 11. LEASES
Lessee
The Company leases certain buildings, plant and machinery, vehicles, and information technology ("IT") equipment for its own use. A lease is a contract that conveys the right to control the use of an identified asset (the leased asset) for a period of time in exchange for consideration. The lease term determined by the Company comprises the non-cancellable period of the lease contract together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For real estate leases, this assessment is based on management's analysis of all relevant facts and circumstances, including the leased asset's purpose, the economic and practical potential for replacing the asset, and any plans that the Company has for the asset's future use. For lease agreements, we combine lease and non-lease components.
For leases with terms not exceeding twelve months ("short-term leases"), the Company recognizes the lease payments associated with those leases on a straight-line basis over the lease term as operating expense in the Consolidated Statements of Operation. Leases with a term of 12 months or less are not recorded in the Consolidated Balance sheets. For these leases the Company recognized, on a straight-line basis over the lease term, lease expenses of $1 million in both the three months ended March 31, 2026 and 2025.
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
For long-term leases recorded on the Consolidated Balance Sheets, the Company incurred operating lease expenses of $26 million and $25 million in the three months ended March 31, 2026 and 2025, respectively.
The weighted-average remaining lease term (calculated on the basis of the remaining lease term and the lease liability balance for each lease) was as follows (in millions of dollars, except as noted):

	March 31, 2026	March 31, 2025
Right-of-use assets	$283	$277
Lease liability	$288	$284
Weighted-average remaining lease term (Year)	4.6	5.0
Weighted-average discount rate (%)	4.3%	4.6%
During the three months ended March 31, 2026 and 2025, leased assets obtained in exchange for operating lease obligations were $48 million and $23 million, respectively. The operating cash outflow for amounts included in the measurement of operating lease obligations was $29 million and $26 million as of March 31, 2026 and 2025, respectively.
Lessor
A summary of equipment under operating leases as of March 31, 2026 and December 31, 2025 is as follows (in millions of dollars):

	March 31, 2026	December 31, 2025
Equipment under operating leases	$1,976	$1,963
Accumulated depreciation and other changes	(381)	(372)
Net equipment under operating leases	$1,595	$1,591
Depreciation expense on equipment under operating leases, recorded in "Other, net," was $49 million and $48 million for the three months ended March 31, 2026, and 2025, respectively.
The following table presents a maturity analysis of operating lease payments, showing the undiscounted lease payments to be received after the reporting date (in millions of dollars):

Amount
2026	$160
2027	161
2028	84
2029	38
2030	14
2031 and thereafter	1
Total undiscounted lease payments	$458
Note 12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
A summary of investments in unconsolidated affiliates as of March 31, 2026 and December 31, 2025 is as follows (in millions of dollars):

	March 31, 2026	December 31, 2025
Equity method	$398	$401
Other investments, at carrying value	29	36
Total	$427	$437
At March 31, 2026, the Company recognized an $8 million non-cash impairment on a minority investment included in Other investments, at carrying value.

Note 13. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows (in millions of dollars):

	Agriculture	Construction	Financial Services	Total
Balance at December 31, 2025	$3,427	$50	$140	$3,617
Foreign currency translation and other	(5)	(1)	(1)	(7)
Balance at March 31, 2026	$3,422	$49	$139	$3,610
As of March 31, 2026 and December 31, 2025, the Company's other intangible assets and related accumulated amortization consisted of the following (in millions of dollars):

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	$217	$204	$13	$217	$204	$13
Patents, concessions, licenses and other	938	615	323	943	607	336
Capitalized software	1,414	1,127	287	1,394	1,107	287
	2,569	1,946	623	2,554	1,918	636
Other intangible assets not subject to amortization:
In-process research and development	32	—	32	31	—	31
Software in-progress	141	—	141	147	—	147
Trademarks	272	—	272	272	—	272
Total other intangible assets	$3,014	$1,946	$1,068	$3,004	$1,918	$1,086
CNH recorded amortization expense of $45 million and $42 million for the three months ended March 31, 2026 and 2025, respectively.

Note 14. DEBT
A summary of issued bonds outstanding as of March 31, 2026 is as follows (in millions of dollars, except percentages):

	Currency	Face value of outstanding bonds	Issue Date	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A.(1)	EUR	600	March 25, 2019	1.750%	March 25, 2027	$689
CNH Industrial Finance Europe S.A.(1)	EUR	50	April 21, 2016	3.875%	April 21, 2028	58
CNH Industrial Finance Europe S.A.(1)	EUR	500	July 3, 2019	1.625%	July 3, 2029	575
CNH Industrial Finance Europe S.A.(1)	EUR	50	July 15, 2019	2.200%	July 15, 2039	58
CNH Industrial N.V.(2)	EUR	750	June 11, 2024	3.750%	June 11, 2031	862
CNH Industrial N.V.(2)	EUR	500	November 26, 2025	3.625%	January 26, 2033	575
CNH Industrial N.V.(2)	EUR	500	September 3, 2025	3.875%	September 3, 2035	575
Other Bonds:
CNH Industrial N.V.(3)	USD	500	November 14, 2017	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs						(55)
Total Industrial Activities						$3,837
Financial Services
CNH Industrial Capital LLC	USD	600	May 24, 2021	1.450%	July 15, 2026	$600
CNH Industrial Capital LLC	USD	500	October 9, 2024	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	500	March 21, 2025	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	April 10, 2023	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	September 13, 2023	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	March 21, 2024	5.100%	April 20, 2029	600
CNH Industrial Capital LLC	USD	500	September 29, 2025	4.500%	October 16, 2030	500
CNH Industrial Capital LLC	USD	500	January 8, 2026	4.375%	March 7, 2031	500
CNH Industrial Capital Australia Pty Ltd.(4)	AUD	775	2023/2025	4.700% 5.800%	2026/2028	534
CNH Industrial Capital Canada Ltd	CAD	400	August 11, 2023	5.500%	August 11, 2026	287
CNH Industrial Capital Canada Ltd	CAD	400	March 25, 2024	4.800%	March 25, 2027	287
CNH Industrial Capital Canada Ltd	CAD	300	October 10, 2024	4.000%	April 11, 2028	215
CNH Industrial Capital Canada Ltd	CAD	500	June 5, 2025	3.750%	June 5, 2029	359
CNH Industrial Capital Argentina S.A.(5)	USD	156	2024/2026	6.000% 8.250%	2026/2029	156
Banco CNH Industrial Capital S.A.(6)	BRL	3,650	2021/2025	12.160% 18.320%	2026/2032	698
Hedging effects, bond premium/discount, and unamortized issuance costs						(19)
Total Financial Services						$6,817
(1)Bond listed on the regulated market of Euronext Dublin.
(2)Bond listed on the Global Exchange Market of Euronext Dublin.
(3)Bond listed on the New York Stock Exchange.
(4)Comprised of 4 bonds issued that range in coupon rates of 4.700% and 5.800% and mature between July 13, 2026 and June 20, 2028.
(5)Comprised of 5 bonds issued that range in coupon rates of 6.000% and 8.250% and mature between November 12, 2026 and February 9, 2029.
(6)Comprised of 22 bonds issued that range in coupon rates of 12.160% and 18.320% and mature between May 9, 2026 and December 22, 2032.

A summary of total debt as of March 31, 2026 and December 31, 2025 is as follows (in millions of dollars):

	March 31, 2026			December 31, 2025
	Industrial Activities	Financial Services	Consolidated	Industrial Activities	Financial Services	Consolidated
Total bonds	$3,837	$6,817	$10,654	$3,917	$6,802	$10,719
Asset-backed debt	—	10,751	10,751	—	11,294	11,294
Other debt	184	4,315	4,499	187	4,562	4,749
Intersegment debt	232	265	—	281	203	—
Total Debt	4,253	22,148	25,904	4,385	22,861	26,762
Financial payables to Iveco Group N.V.	1	39	40	3	88	91
Total Debt (including Financial payables to Iveco Group N.V.)	$4,254	$22,187	$25,944	$4,388	$22,949	$26,853
Total Debt, including Financial payables to Iveco Group N.V., decreased $909 million compared to December 31, 2025. The decrease was primarily driven by a decrease in asset-backed debt.
At March 31, 2026, available committed unsecured facilities expiring after twelve months totaled approximately $6.4 billion ($6.5 billion at December 31, 2025). Committed asset-backed facilities expiring after twelve months totaled approximately $3.4 billion at March 31, 2026 ($3.7 billion at December 31, 2025), of which $3.0 billion was utilized ($3.5 billion at December 31, 2025).
We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year.
On April 19, 2024, the Company terminated its five-year committed revolving credit agreement dated March 18, 2019 (as amended and restated on December 10, 2021) and entered into a new five-year credit agreement, which provides for an unsecured, committed revolving credit facility in an aggregate principal amount equal to €3.25 billion. In March 2026, the Company extended the maturity date by one year on the terms set forth in the credit agreement. As such, the credit agreement will mature and all outstanding loans will become due and payable, on April 18, 2031. At March 31, 2026, the Company was in compliance with all covenants in the credit agreement.
Note 15. SUPPLY CHAIN FINANCE PROGRAMS
Outstanding remaining obligations of the supply chain finance ("SCF") programs as of March 31, 2026 and December 31, 2025 were $109 million and $95 million, respectively. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within "Trade payables" in our Consolidated Balance Sheets and are reflected as "Cash Flows from Operating Activities" in our Consolidated Statements of Cash Flows when settled.

Note 16. OTHER LIABILITIES
A summary of "Other liabilities" as of March 31, 2026 and December 31, 2025 is as follows (in millions of dollars):

	March 31, 2026	December 31, 2025
Marketing and sales incentive programs	$1,821	$1,930
Accrued expenses and deferred income	975	843
Warranty and campaign programs	631	641
Legal reserves and other provisions	421	419
Accrued employee benefits	404	459
Lease liabilities	288	272
Tax payables	272	323
Contract liabilities	128	122
Restructuring reserves	15	15
Other	330	318
Total	$5,285	$5,342
Warranty and Campaign Programs
CNH pays for basic warranty and other service action costs. A summary of basic warranty campaign program accrual changes for the three months ended March 31, 2026 and 2025, are as follows (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$641	$633
Current year additions	112	153
Claims paid	(119)	(133)
Currency translation adjustment and other	(3)	13
Balance at end of period	$631	$666
Restructuring Expenses
The Company incurred restructuring expenses of $4 million and $6 million during the three months ended March 31, 2026 and 2025, respectively, primarily due to employee separation costs.
Note 17. COMMITMENTS AND CONTINGENCIES
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

Environmental
Pursuant to the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes strict and, under certain circumstances, joint and several liability for remediation and liability for natural resource damages, and other federal and state laws that impose similar liabilities, CNH has received inquiries for information or notices of its potential liability regarding 66 non-owned U.S. sites at which regulated materials allegedly generated by CNH were released or disposed ("Waste Sites"). Of the Waste Sites, 16 are on the National Priority List ("NPL") promulgated pursuant to CERCLA. For 60 of the Waste Sites, the monetary amount or extent of the Company's liability has either been resolved, the Company has not been named as a potentially responsible party ("PRP"), or its liability is likely de minimis.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period that could exceed 30 years for some sites. As of March 31, 2026 and December 31, 2025, environmental reserves of approximately $23 million and $24 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.
Other Litigation and Investigations
Follow-up on Damages Claims: In 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the "Commission") into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the "Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the demerger of Iveco Group N.V. and CNH ("Demerger"), CNH cannot be excluded from current and future follow-on proceedings originating from the Decision because under European Union competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of any damages paid by CNH to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of Iveco, IMAG or Iveco Group defaulting on potential payment obligations arising from such follow-up on damage claims is remote and at this time, is unable to reasonably estimate any potential losses.

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
Poland Antitrust Case: On December 9, 2025, the Polish Antitrust Authority issued a notification of decision imposing fines on CNH Polska and some of its dealers of approximately €57 million. This decision follows an investigation beginning in 2023 of alleged commercial anticompetitive practices. The Company disagrees with the allegations presented by the Polish Antitrust Authority and intends to defend its case. This decision is not final and binding until judicial proceedings and available appeals have been completed. CNH Polska filed an appeal of the decision on January 9, 2026, on several grounds, including lack of evidence of CNH Polska's role as a coordinator of the alleged misconduct and time barred claims. A first instance decision from the Polish courts on this appeal is not expected for at least two years from the date of appeal. CNH Polska is confident in its defenses and ability to significantly reduce or nullify the decision and accordingly has determined a reserve is not required at this time.
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of March 31, 2026 and December 31, 2025 totaling $115 million and $119 million, respectively.
Note 18. FINANCIAL INSTRUMENTS
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
•Level 2 - Quoted prices for similar instruments in active markets, identical or similar instruments in inactive markets and model-derived valuations where all significant inputs and value drivers are observable.
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

Foreign Exchange Derivatives
CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. CNH uses foreign exchange forward contracts and swaps to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in accumulated other comprehensive income/(loss) and recognized in earnings when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in accumulated other comprehensive income (loss) is recognized immediately in earnings. Such amounts were insignificant for the three months ended March 31, 2026 and 2025.
CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in "Other, net" and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's foreign exchange derivatives was $4.3 billion and $3.6 billion at March 31, 2026 and December 31, 2025, respectively.
Interest Rate Derivatives
CNH uses interest rate derivatives (swaps and caps) to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in "Accumulated other comprehensive income (loss)" and recognized in "Interest expense" over the period in which CNH recognizes interest expense on the related debt.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH's committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income. Net gains and losses on these instruments were insignificant for the three months ended March 31, 2026 and 2025.
All of CNH's interest rate derivatives outstanding as of March 31, 2026 and December 31, 2025 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's interest rate derivatives was approximately $10.9 billion at March 31, 2026 and $11.1 billion at December 31, 2025, respectively.

Financial Statement Impact of Derivatives
The following table summarizes the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in "Accumulated other comprehensive loss" and "Net income" during the three months ended March 31, 2026 and 2025 (in millions of dollars):

		Recognized in Net income
For the Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated other comprehensive loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated other comprehensive loss
2026
Foreign exchange contracts	$(53)
		Net sales	—
		Cost of goods sold	(2)
		Other, net	—
Interest rate contracts	16	Interest expense	11
Total	$(37)	Total net gain	$9
2025
Foreign exchange contracts	$(9)
		Net sales	(2)
		Cost of goods sold	(8)
		Other, net	(4)
Interest rate contracts	(13)	Interest expense	3
Total	$(22)	Total net loss	$(11)
The following table summarizes the activity in "Accumulated other comprehensive loss" related to the derivatives held by the Company during the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income at December 31, 2025	$44	$(17)	$27
Net changes in fair value of derivatives	(37)	—	(37)
Net gain reclassified from accumulated other comprehensive loss into income	(9)	9	—
Accumulated derivative net loss at March 31, 2026	$(2)	$(8)	$(10)

Accumulated derivative net income at December 31, 2024	$115	$(43)	$72
Net changes in fair value of derivatives	(22)	5	(17)
Net loss reclassified from accumulated other comprehensive loss into income	11	(1)	10
Accumulated derivative net income at March 31, 2025	$104	$(39)	$65
The following table summarizes the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings during the three months ended March 31, 2026 and 2025 (in millions of dollars):

		For the Three Months Ended March 31,
	Classification of Gain (Loss)	2026	2025
Fair Value Hedges
Interest rate derivatives	Interest expense	$(3)	$26

Not Designated as Hedges
Foreign exchange contracts	Other, net	$(53)	$11

The fair values of CNH's derivatives as of March 31, 2026 and December 31, 2025 in the Consolidated Balance Sheets are recorded as follows (in millions of dollars):

	March 31, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$18	Derivative assets	$23
Interest rate contracts	Derivative assets	116	Derivative assets	101
Total derivative assets		$134		$124
Foreign currency contracts	Derivative liabilities	$58	Derivative liabilities	$30
Interest rate contracts	Derivative liabilities	48	Derivative liabilities	42
Total derivative liabilities		$106		$72

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$12	Derivative assets	$7
Interest rate contracts	Derivative assets	16	Derivative assets	11
Total derivative assets		$28		$18
Foreign currency contracts	Derivative liabilities	$18	Derivative liabilities	$14
Interest rate contracts	Derivative liabilities	17	Derivative liabilities	11
Total derivative liabilities		$35		$25
Items Measured at Fair Value on a Recurring Basis
The following table presents for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in millions of dollars):

	Level 1		Level 2		Total
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets
Foreign exchange derivatives	$—	$—	$30	$30	$30	$30
Interest rate derivatives	—	—	132	112	132	112
Total Assets	$—	$—	$162	$142	$162	$142
Liabilities
Foreign exchange derivatives	$—	$—	$76	$44	$76	$44
Interest rate derivatives	—	—	65	53	65	53
Total Liabilities	$—	$—	$141	$97	$141	$97
Fair Value of Other Financial Instruments
The carrying value of "Cash and cash equivalents", "Restricted cash", "Trade receivables, net" and "Trade payables" included in the Consolidated Balance Sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value
The estimated fair market values of financial instruments not carried at fair value in the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, were as follows (in millions of dollars):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables, net	$22,629	$22,554	$23,105	$23,073
Debt	$25,904	$26,461	$26,762	$27,339

Financing Receivables
The fair value of financing receivables is based on the discounted values of their related cash flows at current market interest rates and is classified as a Level 3 fair value measurement.
Debt
All debt is classified as a Level 2 fair value measurement with the exception of bonds issued by CNH Industrial Finance Europe S.A. and bonds issued by CNH Industrial N.V. that are classified as a Level 1 fair value measurement.
Note 19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tax effect for each component of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 consisted of the following (in millions of dollars):

	Three Months Ended March 31, 2026
	Gross Amount	Income Taxes	Net Amount
Unrealized loss on cash flow hedges	$(46)	$9	$(37)
Changes in retirement plans' funded status	3	—	3
Foreign currency translation	103	—	103
Share of other comprehensive loss of entities using the equity method	(5)	—	(5)
Other comprehensive income	$55	$9	$64

	Three Months Ended March 31, 2025
	Gross Amount	Income Taxes	Net Amount
Unrealized loss on cash flow hedges	$(11)	$4	$(7)
Changes in retirement plans' funded status	(3)	1	(2)
Foreign currency translation	59	—	59
Share of other comprehensive income of entities using the equity method	10	—	10
Other comprehensive income	$55	$5	$60

The changes, net of tax, in each component of "Accumulated other comprehensive income (loss)" in the three months ended March 31, 2026 and 2025 consisted of the following (in millions of dollars):

	Unrealized Gains (Loss) on Cash Flow Hedges	Change in Retirement Plans' Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance at December 31, 2025	$27	$(315)	$(2,236)	$(243)	$(2,767)
Other comprehensive income (loss), before reclassifications	(37)	—	104	(5)	62
Amounts reclassified from comprehensive income	—	3	—	—	3
Other comprehensive income (loss)(1)	(37)	3	104	(5)	65
Balance at March 31, 2026	$(10)	$(312)	$(2,132)	$(248)	$(2,702)

Balance at December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)
Other comprehensive income (loss), before reclassifications	(17)	(2)	56	10	47
Amounts reclassified from comprehensive income	10	—	—	—	10
Other comprehensive income (loss)(1)	(7)	(2)	56	10	57
Balance at March 31, 2025	$65	$(350)	$(2,114)	$(256)	$(2,655)
(1)Excluded from the table above is other comprehensive income (loss) allocated to noncontrolling interests of $(1) million and $3 million for the three months ended March 31, 2026 and 2025, respectively.
Note 20. RELATED PARTY INFORMATION
As of March 31, 2026, CNH's related parties were primarily EXOR N.V. ("EXOR") and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. ("Stellantis"), Ferrari N.V. ("Ferrari") and Iveco Group N.V. ("Iveco Group"), which effective January 1, 2022 separated from CNH by way of a demerger under Dutch law and became a publicly listed company independent from CNH.
As of March 31, 2026, EXOR N.V. held 45.6% of CNH's voting power and had the ability to significantly influence the decisions submitted to a vote of CNH's shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. The percentage above has been calculated as the ratio of (i) the aggregate number of common shares and special voting shares owned by EXOR to (ii) the aggregate number of outstanding common shares and special voting shares of CNH as of March 31, 2026. In addition, CNH engages in transactions with its unconsolidated affiliates over which CNH has a significant influence or joint control.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR is an investment holding company in Europe. As of March 31, 2026 and December 31, 2025, among other things, EXOR managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR during the three months ended March 31, 2026 or 2025.
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
Master Service Agreement: CNH and Iveco Group are parties to a Master Services Agreement ("MSA"), whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and IT services. Revenues from services provided under the MSA are presented as "Finance, interest and other income" on the Consolidated Statements of Operations.
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
Financial Service Agreement: In relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year Master Services Agreement ("FS MSA"), where-by each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as "Finance, interest and other income" on the Consolidated Statements of Operations.
The following tables include transactions entered into with Iveco Group for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Net revenues	$28	$27
Purchases	$153	$147

	March 31, 2026	December 31, 2025
Trade receivables	$38	$32
Financial receivables from Iveco Group	$192	$195
Trade payables	$133	$264
Financial payables to Iveco Group	$40	$91
Transactions with Unconsolidated Affiliates
CNH sells agricultural and construction equipment and provides technical services to unconsolidated affiliates such as CNH de Mexico S.A. de C.V., TürkTraktör ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc. CNH also purchases equipment from unconsolidated affiliates, such as TürkTraktör ve Ziraat Makineleri A.S.
The following tables include related party transactions entered into for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Net sales	$69	$76
Purchases	$125	$90

	March 31, 2026	December 31, 2025
Trade receivables	$5	$6
Trade payables	$54	$42
At March 31, 2026 and December 31, 2025, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for the amounts of $112 million and $118 million, respectively, related to CNH Industrial Capital Europe S.a.S.
Note 21. SUBSEQUENT EVENTS
On April 20, 2026, CNH acquired a 30% equity interest in Abilene Machine LLC, a U.S.-based wholesale distributor of new, used, and remanufactured after-market agriculture equipment parts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our unaudited Consolidated Financial Statements and the notes to our unaudited Consolidated Financial Statements in this report, as well as our annual report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report") filed with the U.S. Securities and Exchange Commission ("SEC"). Results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year due to seasonal and other factors.
This discussion includes forward-looking statements, which, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual events or conditions to differ materially from those expressed or implied by the forward-looking statements. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the Company's business under "Item 1A. Risk Factors" of our 2025 Annual Report.
Global Business Conditions
Industry conditions in early 2026 continue to reflect the ongoing cyclical downturn, with historically low agriculture equipment demand—particularly in North America—as ongoing tariff and input‑cost pressures weigh on farmer sentiment. Management continues to view these trends as cyclical rather than structural. During the first quarter, the Company remained focused on price discipline, production and inventory management, cost‑reduction initiatives, and continued investment in Precision Technology and quality.
For a discussion of the Company's risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company's Form 10-K for the year ended December 31, 2025 and Part II, Item 1A: Risk Factors within this Form 10-Q.
Operating Results
The operations, key financial measures and financial analysis differ significantly for manufacturing and distribution businesses ("Industrial Activities") and financial businesses ("Financial Services"). Accordingly, management believes that certain supplemental disclosures are important to understanding our consolidated operations and financial results. For further information, see "Supplemental Information" within this section for supplemental consolidating data presented separately for Industrial Activities and Financial Services. Transactions between Industrial Activities and Financial Services have been eliminated to arrive at the consolidated data.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions of dollars)	2026	2025
Revenues
Net sales	$3,170	$3,172
Finance, interest and other income	656	656
Total Revenues	3,826	3,828
Costs and Expenses
Cost of goods sold	2,605	2,569
Selling, general and administrative expenses	465	386
Research and development expenses	232	184
Restructuring expenses	4	6
Interest expense	365	362
Other, net	142	159
Total Costs and Expenses	3,813	3,666
Consolidated income before income taxes	13	162
Income tax expense	(4)	(47)
Equity in income of unconsolidated affiliates	1	17
Net income	10	132
Net income attributable to noncontrolling interests	3	1
Net income attributable to CNH Industrial N.V.	$7	$131
Revenues
We recorded revenues of $3,826 million for the three months ended March 31, 2026, flat compared to the three months ended March 31, 2025.
Cost of Goods Sold
Cost of goods sold was $2,605 million for the three months ended March 31, 2026, compared with $2,569 million for the three months ended March 31, 2025. As a percentage of net sales, cost of goods sold was 82.2% in the three months ended March 31, 2026 (81.0% for the three months ended March 31, 2025), impacted by tariff costs and lower production volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $465 million for the three months ended March 31, 2026 (12.2% of total revenues), up $79 million compared to the three months ended March 31, 2025 (10.1% of total revenues). Total expenses were higher primarily due to higher credit risk provisions in the Financial Services segment and higher labor costs.
Research and Development Expenses
Research and development expenses ("R&D") were $232 million and $184 million for the three months ended March 31, 2026 and 2025, respectively. The increase was driven by higher variable compensation, new‑product investment and timing of project spending.
Restructuring Expenses
Restructuring expenses were $4 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense
Interest expense was $365 million for the three months ended March 31, 2026, compared to $362 million for the three months ended March 31, 2025. The interest expense attributable to Industrial Activities for the three months ended March 31, 2026, net of interest income and eliminations, was $23 million, compared to $25 million for the three months ended March 31, 2025.
Other, net
Other, net expenses were $142 million for the three months ended March 31, 2026 and $159 million for the three months ended March 31, 2025. Other, net expenses primarily include the cost of disposing equipment on operating leases after lease termination and the amortization of leased assets, incurred primarily through our Financial Services segment.
Income Taxes

	Three Months Ended March 31,
(in millions of dollars, except percentages)	2026	2025
Consolidated income before income taxes	$13	$162
Income tax expense	$(4)	$(47)
Effective tax rate	30.8%	29.0%
Income tax expense for the three months ended March 31, 2026 was $4 million compared to $47 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 was 30.8% and 29.0%, respectively. The increase in the 2026 effective tax rate was largely attributable to discrete items on a relatively small profit base in Q1 2026.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was $1 million and $17 million for the three months ended March 31, 2026 and 2025, respectively. The decline was primarily due to lower sales in our joint venture TürkTraktör ve Ziraat Makineleri A.S.

Business Segment Performance
The following table includes total revenues by segment (in millions of dollars, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Revenues:
Agriculture	$2,596	$2,581	0.6%
Construction	574	591	(2.9)%
Total Net sales of Industrial Activities	3,170	3,172	(0.1)%
Financial Services	646	651	(0.8)%
Eliminations and other	10	5
Total Revenues	$3,826	$3,828	(0.1)%
The following table includes Adjusted EBIT by segment (in millions of dollars, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	2026 Adj EBIT Margin	2025 Adj EBIT Margin
Adjusted EBIT by segment:(1)
Agriculture	$27	$139	$(112)	1.0%	5.4%
Construction	(28)	14	(42)	(4.9)%	2.4%
Eliminations and other	(44)	(52)	8
Adjusted EBIT of Industrial Activities	$(45)	$101	$(146)	(1.4)%	3.2%
(1)A reconciliation from the most closely related U.S. GAAP measure to this non-GAAP measure is included on page 38.
Agriculture
Net Sales
Agriculture's net sales totaled $2,596 million in the three months ended March 31, 2026, an increase of 0.6% compared to the three months ended March 31, 2025. This increase is mainly due to positive foreign exchange impacts and favorable price realization, offset by lower volumes in all regions except EMEA.
The following table shows Agriculture net sales by geographic region for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in millions of dollars, except percentages):
Agriculture Sales—by geographic region

	Three Months Ended March 31,
	2026	2025	% Change
North America	$1,015	$1,050	(3.3)%
EMEA	981	819	19.8%
South America	298	413	(27.8)%
Asia Pacific	302	299	1.0%
Total	$2,596	$2,581	0.6%
Adjusted EBIT
Adjusted EBIT was $27 million in the three months ended March 31, 2026, compared to $139 million in the three months ended March 31, 2025. The decline was primarily due to lower shipment volumes in South America and North America, the impact of tariffs, higher SG&A and R&D expenses and lower joint venture results. SG&A expenses were impacted by higher variable compensation and labor inflation. R&D expenses accounted for 7.9% of sales (6.3% in the three months ended March 31, 2025). Adjusted EBIT margin was 1.0% (5.4% in the three months ended March 31, 2025).

Construction
Net Sales
Construction's net sales totaled $574 million in the three months ended March 31, 2026, a decline of 2.9% compared to the three months ended March 31, 2025, reflecting lower shipment volumes in South America and North America.
The following table shows Construction net sales by geographic region for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in millions of dollars, except percentages):
Construction Sales—by geographic region

	Three Months Ended March 31,
	2026	2025	% Change
North America	$302	$322	(6.2)%
EMEA	166	148	12.2%
South America	62	78	(20.5)%
Asia Pacific	44	43	2.3%
Total	$574	$591	(2.9)%
Adjusted EBIT
Adjusted EBIT was $(28) million in the three months ended March 31, 2026, compared to $14 million in the three months ended March 31, 2025. The decline was primarily due to the impact of tariffs, higher SG&A expenses and lower shipment volumes, partially offset by pricing. SG&A expenses were impacted by trade show marketing costs, higher variable compensation, and labor inflation. Adjusted EBIT margin was (4.9)% (2.4% in the three months ended March 31, 2025).
Financial Services
Finance, Interest and Other Income
Financial Services recorded revenues of $646 million in the three months ended March 31, 2026, down 0.8% compared to the three months ended March 31, 2025, as a result of lower volumes across all regions except Asia Pacific, reduced equipment sales due to fewer operating lease maturities, and lower yields in EMEA, partially offset by favorable currency translation and higher yields in South America and North America.
Net Income
Net income for Financial Services was $74 million in the three months ended March 31, 2026, a decrease of $16 million compared to the three months ended March 31, 2025, primarily driven by higher risk costs in Brazil and lower volumes across all regions except for Asia Pacific. Results were partially offset by interest margin improvements in all regions except EMEA.
In the three months ended March 31, 2026, retail loan originations, including unconsolidated joint ventures, were $2.2 billion, down $0.2 billion compared to 2025. The managed portfolio (including unconsolidated joint ventures) was $28.0 billion as of March 31, 2026 (of which retail was 71% and wholesale was 29%), flat compared to March 31, 2025.
At March 31, 2026, the receivable balance greater than 30 days past due as a percentage of receivables was 3.5%, (2.3% as of March 31, 2025), mainly due to economic and environmental factors impacting farmers, specifically in South America.

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
Industrial Activities—The financial information captioned "Industrial Activities" reflects the consolidation of all majority-owned subsidiaries except for Financial Services business. Industrial Activities includes the Company's Agriculture, Construction, and other corporate assets, liabilities, revenues and expenses not reflected within Financial Services.
Financial Services—The financial information captioned "Financial Services" reflects the consolidation or combination of Financial Services business.

	Statements of Operations
	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
(in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$3,170	$—	$—		$3,170	$3,172	$—	$—		$3,172
Finance, interest and other income	32	646	(22)	(1)	656	30	651	(25)	(1)	656
Total Revenues	3,202	646	(22)		3,826	3,202	651	(25)		3,828
Costs and Expenses
Cost of goods sold	2,605	—	—		2,605	2,569	—	—		2,569
Selling, general & administrative expenses	357	108	—		465	305	81	—		386
Research and development expenses	232	—	—		232	184	—	—		184
Restructuring expenses	4	—	—		4	6	—	—		6
Interest expense	55	332	(22)	(2)	365	55	332	(25)	(2)	362
Other, net	33	109	—		142	34	125	—		159
Total Costs and Expenses	3,286	549	(22)		3,813	3,153	538	(25)		3,666
Consolidated income (loss) before income taxes	(84)	97	—		13	49	113	—		162
Income tax benefit (expense)	22	(26)	—		(4)	(19)	(28)	—		(47)
Equity in income (loss) of unconsolidated affiliates	(2)	3	—		1	12	5	—		17
Net income (loss)	$(64)	$74	$—		$10	$42	$90	$—		$132
(1)Eliminations of Financial Services' interest income earned from Industrial Activities.
(2)Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	March 31, 2026					December 31, 2025
(in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,217	$387	$—		$1,604	$1,932	$646	$—		$2,578
Restricted cash	114	621	—		735	109	542	—		651
Trade receivables, net	206	10	(9)	(1)	207	226	10	(10)	(1)	226
Financing receivables, net	209	22,825	(405)	(2)	22,629	141	23,363	(399)	(2)	23,105
Financial receivables from Iveco Group N.V.	132	60	—		192	142	53	—		195
Inventories, net	5,154	80	—		5,234	4,564	87	—		4,651
Property, plant and equipment, net	2,188	4	—		2,192	2,178	3	—		2,181
Investments in unconsolidated affiliates	281	146	—		427	291	146	—		437
Equipment under operating leases	16	1,579	—		1,595	21	1,570	—		1,591
Goodwill	3,471	139	—		3,610	3,477	140	—		3,617
Other intangible assets, net	1,039	29	—		1,068	1,056	30	—		1,086
Deferred tax assets	1,072	217	(53)	(3)	1,236	1,046	208	(47)	(3)	1,207
Derivative assets	33	137	(8)	(4)	162	32	116	(6)	(4)	142
Other assets	1,165	107	(125)	(2)	1,147	1,112	100	(132)	(2)	1,080
Total Assets	$16,297	$26,341	$(600)		$42,038	$16,327	$27,014	$(594)		$42,747
Liabilities and Equity
Debt	$4,253	$22,148	$(497)	(1)(2)	$25,904	$4,385	$22,861	$(484)	(1)(2)	$26,762
Financial payables to Iveco Group N.V.	1	39	—		40	3	88	—		91
Trade payables	2,269	179	(9)	(1)	2,439	2,075	182	(10)	(1)	2,247
Deferred tax liabilities	15	53	(53)	(3)	15	17	47	(47)	(3)	17
Pension, postretirement and other postemployment benefits	340	6	—		346	360	6	—		366
Derivative liabilities	100	49	(8)	(4)	141	69	34	(6)	(4)	97
Other liabilities	4,376	942	(33)	(2)	5,285	4,491	898	(47)	(2)	5,342
Total Liabilities	11,354	23,416	(600)		34,170	11,400	24,116	(594)		34,922
Redeemable noncontrolling interest	56	—	—		56	53	—	—		53
Equity	4,887	2,925	—		7,812	4,874	2,898	—		7,772
Total Liabilities and Equity	$16,297	$26,341	$(600)		$42,038	$16,327	$27,014	$(594)		$42,747

(1)Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(2)Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(3)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(4)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
(in millions of dollars)	Industrial Activities(1)	Financial Services	Eliminations		Consolidated	Industrial Activities(1)	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income (loss)	$(64)	$74	$—		$10	$42	$90	$—		$132
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense excluding assets under operating leases	115	1	—		116	101	1	—		102
Depreciation and amortization expense of assets under operating leases	1	49	—		50	1	47	—		48
Undistributed income (loss) of unconsolidated affiliates	62	(3)	(60)	(1)	(1)	48	(5)	(60)	(1)	(17)
Other non-cash items	13	84	—		97	17	61	—		78
Changes in operating assets and liabilities:
Provisions	(121)	1	—		(120)	(149)	—	—		(149)
Deferred income taxes	(20)	4	—		(16)	—	(18)	—		(18)
Trade and financing receivables related to sales, net	20	300	(1)	(2)	319	(58)	408	1	(2)	351
Inventories, net	(633)	67	—		(566)	(271)	79	—		(192)
Trade payables	201	(4)	1	(2)	198	(96)	(26)	(1)	(2)	(123)
Other assets and liabilities	(73)	21	—	(2)	(52)	(111)	61	—	(2)	(50)
Net cash provided (used) by operating activities	(499)	594	(60)		35	(476)	698	(60)		162
Cash Flows from Investing Activities
Additions to retail receivables	—	(1,511)	—		(1,511)	—	(1,734)	—		(1,734)
Collections of retail receivables	—	1,823	—		1,823	—	1,735	—		1,735
Expenditures for property, plant and equipment and intangible assets, excluding assets under operating leases	(92)	(1)	—		(93)	(103)	(3)	—		(106)
Expenditures for assets under operating leases	—	(125)	—		(125)	—	(158)	—		(158)
Other, net	(85)	45	—	(3)	(40)	(372)	355	—	(3)	(17)
Net cash provided (used) by investing activities	(177)	231	—		54	(475)	195	—		(280)
Cash Flows from Financing Activities
Proceeds from long-term debt	247	2,843	—		3,090	340	2,289	—		2,629
Payments of long-term debt	(247)	(3,275)	—		(3,522)	(338)	(2,446)	—		(2,784)
Net decrease in other financial liabilities	(6)	(525)	—		(531)	(100)	(1,161)	—		(1,261)
Dividends paid	(1)	(60)	60	(1)	(1)	(1)	(60)	60	(1)	(1)
Purchase of treasury stock	(26)	—	—	(3)	(26)	(5)	—	—	(3)	(5)
Net cash provided (used) by financing activities	(33)	(1,017)	60		(990)	(104)	(1,378)	60		(1,422)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(1)	12	—		11	55	17	—		72
Net decrease in cash, cash equivalents and restricted cash, end of period	(710)	(180)	—		(890)	(1,000)	(468)	—		(1,468)
Cash,cash equivalents and restricted cash, beginning of period	2,041	1,188	—		3,229	2,421	1,445	—		3,866
Cash,cash equivalents and restricted cash, end of period	$1,331	$1,008	$—		$2,339	$1,421	$977	$—		$2,398
(1)Elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities net cash provided (used) by operating activities.
(2)Elimination of certain minor activities between Industrial Activities and Financial Services.
(3)Elimination of capital investment between Industrial Activities and Financial Services.

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
As of March 31, 2026, CNH's primary non-GAAP financial measures are defined as follows:
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
We believe that Net Cash (Debt), is a useful analytical metric for measuring our effective borrowing requirements. We provide a separate analysis of Net Cash (Debt) of Industrial Activities and Net Cash (Debt) of Financial Services to reflect the different cash flow management practices in the two activities. Industrial Activities reflects the consolidation of all majority-owned subsidiaries, including those performing centralized treasury activities, except for Financial Services subsidiaries. Financial Services reflects the consolidation of the Financial Services' businesses.

Reconciliation of Adjusted EBIT to Net income
The reconciliation of Adjusted EBIT for Industrial Activities, a non-GAAP financial measure, to Net income, the most comparable U.S. GAAP financial measure, for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Agriculture	$27	$139
Construction	(28)	14
Unallocated items, eliminations and other(1)	(44)	(52)
Total Adjusted EBIT of Industrial Activities	(45)	101
Less: the following Industrial Activities Items
Interest expense, Industrial Activities, net of interest income and eliminations	(23)	(25)
Foreign exchange losses of Industrial Activities, net	(2)	(5)
Finance and non-service component of Pension and other postemployment benefit cost of Industrial Activities	(4)	(4)
Restructuring expenses of Industrial Activities	(4)	(6)
Other discrete items of Industrial Activities	(8)	—
Add: Financial Services
Financial Services Net income	74	90
Financial Services Income taxes	26	28
Consolidated income before taxes	14	179
Income tax expense	(4)	(47)
Net income	$10	$132
(1)Unallocated items, eliminations and other primarily includes certain corporate costs and other operating expenses and incomes not allocated to segments' results.
Reconciliation of Net Debt to Total Debt
The reconciliation of Net Debt, a non-GAAP financial measure, to Total Debt, the most comparable U.S. GAAP financial measure, as of March 31, 2026 and December 31, 2025 (in millions of dollars):

	Industrial Activities		Financial Services		Consolidated
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Third party debt	$(4,021)	$(4,104)	$(21,883)	$(22,658)	$(25,904)	$(26,762)
Intersegment notes payable	(232)	(281)	(265)	(203)	—	—
Financial payables to Iveco Group N.V.	(1)	(3)	(39)	(88)	(40)	(91)
Total Debt	(4,254)	(4,388)	(22,187)	(22,949)	(25,944)	(26,853)
Less:
Cash and cash equivalents	1,217	1,932	387	646	1,604	2,578
Restricted cash	114	109	621	542	735	651
Intersegment notes receivable	265	203	232	281	—	—
Financial receivables from Iveco Group N.V.	132	142	60	53	192	195
Derivatives hedging debt	(19)	(23)	19	25	—	2
Net debt	$(2,545)	$(2,025)	$(20,868)	$(21,402)	$(23,413)	$(23,427)

B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Estimates of our 2025 Annual Report. There have been no material changes to these estimates.
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
Cash Flow Analysis
At March 31, 2026, Cash and cash equivalents and Restricted cash were $2,339 million, a decrease of $890 million from December 31, 2025, primarily due to lower Financial Services debt driven by reduced portfolio receivables and lower net income. Cash and cash equivalents were $1,604 million ($2,578 million at December 31, 2025) and Restricted cash was $735 million ($651 million at December 31, 2025). Undrawn medium-term unsecured committed facilities were $6,408 million ($6,483 million at December 31, 2025). Available liquidity — comprising Cash and cash equivalents, Restricted cash, undrawn medium-term unsecured committed facilities, and net financial receivables from Iveco Group N.V. — was $8,899 million at March 31, 2026 ($9,816 million at December 31, 2025). Net financial receivables from Iveco Group N.V. were $152 million at March 31, 2026 ($104 million at December 31, 2025), primarily relating to Financial Services.
The following table summarizes the changes to cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Cash flow provided (used) by:
Operating activities	$35	$162
Investing activities	54	(280)
Financing activities	(990)	(1,422)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11	72
Net decrease in cash and cash equivalents	$(890)	$(1,468)
Net Cash from Operating Activities
Net cash provided by operating activities was $35 million for the three months ended March 31, 2026 compared with $162 million in the three months ended March 31, 2025. The quarter-over-quarter decrease primarily reflects lower net income.
Net Cash from Investing Activities
Net cash provided by investing activities was $54 million for the three months ended March 31, 2026 compared with net cash used of $280 million in the three months ended March 31, 2025. The quarter-over-quarter increase reflects lower additions to retail receivables and higher financing receivable collections. Expenditures for property, plant and equipment, and intangible assets totaled $93 million, and spending on assets under operating leases totaled $125 million, both slightly below 2025 levels.
Net Cash from Financing Activities
Net cash used in financing activities was $990 million for the three months ended March 31, 2026, compared with $1,422 million in the three months ended March 31, 2025. The quarter-over-quarter change primarily reflects a net cash outflow on other financial liabilities of $531 million in 2026 versus $1,261 million in 2025, due to lower wholesale facilities and short-term revolving lines. Net cash outflow on long-term debt was $432 million in 2026 and $155 million in 2025, driven by fewer retail securitizations, reduced use of commercial paper and revolving credit facilities, and lower bond issuance.

Contingencies
As a global company with a diverse business portfolio, CNH is exposed to numerous legal risks, including legal proceedings, claims and governmental investigations, particularly in the areas of product liability (including asbestos-related liability), product performance, emissions and fuel economy, retail and wholesale credit, competition and antitrust law, intellectual property matters (including patent infringement), disputes with dealers and suppliers and service providers, environmental risks, and tax and employment matters. For more information, please refer to the information presented in "Note 17: Commitments and Contingencies" to our Consolidated Financial Statements.
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
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints related to war or other armed conflict; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods related products, particularly as it relates to the agricultural market business cycle; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, which could consequently affect demand of our products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies (including artificial intelligence) and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, privacy and data security or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other postemployment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe the Middle East and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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
Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company's filings with the SEC (including, but not limited to, the factors discussed in our 2025 Annual Report and subsequent quarterly reports).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II, Item 7A of our 2025 Annual Report. There has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, such controls.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See "Note 17: Commitments and Contingencies" to our Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K ( Part I, Item 1A) for the year ended December 31, 2025. The risks described in those reports, and in the "Safe Harbor Statement" within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 14, 2024, the Company's Board of Directors announced a $500 million share buyback program under which the Company may repurchase its common shares in the open market or through privately negotiated or other transactions, including at the Company's election trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934 depending on share price, market conditions and other factors.
The Company's purchases of its common shares under its buyback programs during the three months ended March 31, 2026, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
1/1/2026 - 1/31/2026	1,118,145	10.40	237,992,296
2/1/2026 - 2/28/2026	281,443	10.67	234,989,497
3/1/2026 - 3/31/2026	1,035,577	11.07	223,529,449
Total	2,435,165
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

10.1
Credit Agreement, dated March 26, 2026, by and among CNH Industrial N.V., Citibank Europe PLC, UK Branch, as Facility Agent, and the banks listed therein (Previously filed as Exhibit 10.1 to the report on Form 8-K of the registrant on March 30, 2026 (File No. 001-36085) and incorporated herein by reference).

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
April 30, 2026