Form 10-Q
period 2026-06-30
CNH Industrial N.V.
filed 2026-08-03
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes ☑ No
As of June 30, 2026, 1,237,725,958 common shares, par value €0.01 per share, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(All amounts in millions of dollars, except per share amounts)	2026	2025	2026	2025
Revenues
Net sales	$4,143	$4,021	$7,313	$7,193
Finance, interest and other income	660	690	1,316	1,346
Total Revenues	4,803	4,711	8,629	8,539
Costs and Expenditures
Cost of goods sold	3,396	3,192	6,001	5,761
Selling, general and administrative expenses	494	478	959	864
Research and development expenses	230	218	462	402
Restructuring and other transformation expenses	27	5	31	11
Interest expense	372	360	737	722
Other, net	112	183	254	342
Total Costs and Expenditures	4,631	4,436	8,444	8,102
Consolidated income before income taxes	172	275	185	437
Income tax expense	(43)	(76)	(47)	(123)
Equity income from unconsolidated affiliates	12	18	13	35
Net income	141	217	151	349
Net income attributable to noncontrolling interests	3	4	6	5
Net income attributable to CNH Industrial N.V.	$138	$213	$145	$344

Earnings per share attributable to CNH Industrial N.V.
Basic earnings per share	$0.11	$0.17	$0.12	$0.28
Diluted earnings per share	$0.11	$0.17	$0.12	$0.27
Weighted-average shares outstanding
Basic	1,238	1,250	1,240	1,249
Diluted	1,241	1,253	1,242	1,253

Cash dividends declared per common share	$0.10	$0.25	$0.10	$0.25

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2026 and December 31, 2025
(Unaudited)

(All amounts in millions of dollars)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,868	$2,578
Restricted cash	596	651
Trade receivables, net	228	226
Financing receivables, net	22,520	23,105
Financial receivables from Iveco Group N.V.	238	195
Inventories, net	5,171	4,651
Property, plant and equipment, net	2,190	2,181
Investments in unconsolidated affiliates	452	437
Equipment under operating leases, net	1,608	1,591
Goodwill	3,606	3,617
Other intangible assets, net	1,061	1,086
Deferred tax assets	1,291	1,207
Derivative assets	144	142
Other assets	1,199	1,080
Total Assets	$42,172	$42,747
Liabilities and Equity
Debt	$25,966	$26,762
Financial payables to Iveco Group N.V.	78	91
Trade payables	2,412	2,247
Deferred tax liabilities	14	17
Pension, postretirement and other postemployment benefits	332	366
Derivative liabilities	123	97
Other liabilities	5,394	5,342
Total Liabilities	34,319	34,922
Redeemable noncontrolling interest	59	53
Common shares, €0.01, par value; outstanding 1,237,725,958 common shares and 370,432,786 loyalty program special voting shares as of 06/30/2026; and outstanding 1,242,064,719 common shares and 370,457,350 loyalty program special voting shares as of 12/31/2025	25	25
Treasury stock, at cost; 126,674,238 shares as of 06/30/2026 and 122,335,477 as of 12/31/2025	(1,459)	(1,422)
Additional paid-in capital	1,360	1,388
Retained earnings	10,527	10,506
Accumulated other comprehensive loss	(2,697)	(2,767)
Noncontrolling interests	38	42
Total Equity	7,794	7,772
Total Liabilities and Equity	$42,172	$42,747

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	2026	2025
Net income	$141	$217	$151	$349
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(19)	16	(56)	9
Changes in retirement plans' funded status	3	(3)	6	(5)
Foreign currency translation	22	(59)	125	—
Share of other comprehensive income (loss) of entities using the equity method	(1)	18	(6)	28
Other comprehensive income (loss), net of tax	5	(28)	69	32
Comprehensive income	146	189	220	381
Less: Comprehensive income attributable to noncontrolling interests	3	8	5	12
Comprehensive income attributable to CNH Industrial N.V.	$143	$181	$215	$369

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025
Cash Flows from Operating Activities
Net income	$151	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense, excluding assets under operating leases	233	208
Depreciation and amortization expense of assets under operating leases	99	98
Undistributed income (loss) from unconsolidated affiliates	(9)	11
Other non-cash items	212	183
Changes in operating assets and liabilities:
Provisions	(83)	(153)
Deferred income taxes	(72)	(30)
Trade and financing receivables, net	(10)	443
Inventories, net	(436)	(51)
Trade payables	177	(8)
Other assets and liabilities	(82)	(116)
Net cash provided by operating activities	180	934
Cash Flows from Investing Activities
Additions to retail receivables	(3,290)	(3,701)
Collections of retail receivables	3,893	3,810
Expenditures for property, plant and equipment and intangible assets	(210)	(196)
Expenditures for assets under operating leases, net	(281)	(320)
Other, net	(39)	(215)
Net cash provided (used) by investing activities	73	(622)
Cash Flows from Financing Activities
Proceeds from long-term debt	6,680	6,268
Payments of long-term debt	(6,832)	(5,810)
Net decrease in other financial liabilities	(683)	(1,393)
Dividends paid	(127)	(321)
Purchase of treasury shares	(62)	(5)
Net cash used in financing activities	(1,024)	(1,261)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6	230
Net decrease in cash, cash equivalents and restricted cash	(765)	(719)
Cash, cash equivalents and restricted cash, beginning of period	3,229	3,866
Cash, cash equivalents and restricted cash, end of period	$2,464	$3,147

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,868	$2,512
Restricted cash	596	635
Total cash, cash equivalents and restricted cash	$2,464	$3,147

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2026
(Unaudited)

(All amounts in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance as of December 31, 2025	$25	$(1,422)	$1,388	$10,506	$(2,767)	$42	$7,772	$53
Net income (loss)	—	—	—	7	—	(1)	6	4
Other comprehensive income (loss), net of tax	—	—	—	—	65	(1)	64	—
Dividends paid	—	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	(26)	—	—	—	—	(26)	—
Common shares issued from treasury stock for share-based compensation	—	5	(5)	—	—	—	—	—
Share-based compensation expense	—	—	(1)	—	—	—	(1)	—
Other changes	—	—	(3)	—	—	—	(3)	—
Balance as of March 31, 2026	25	(1,443)	1,379	10,513	(2,702)	40	7,812	56
Net income (loss)	—	—	—	138	—	(2)	136	5
Other comprehensive income, net of tax	—	—	—	—	5	—	5	—
Dividends paid	—	—	—	(124)	—	—	(124)	(2)
Purchase of treasury stock	—	(36)	—	—	—	—	(36)	—
Common shares issued from treasury stock for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	—	(6)	—	—	—	(6)	—
Balance as of June 30, 2026	$25	$(1,459)	$1,360	$10,527	$(2,697)	$38	$7,794	$59

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2025
(Unaudited)

(All amounts in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$25	$(1,386)	$1,415	$10,309	$(2,712)	$62	$7,713	$55
Net income (loss)	—	—	—	131	—	(2)	129	3
Other comprehensive income, net of tax	—	—	—	—	57	3	60	—
Dividends paid	—	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	(5)	—	—	—	—	(5)	—
Common shares issued from treasury stock for share-based compensation	—	26	(26)	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	5	—
Balance as of March 31, 2025	25	(1,365)	1,394	10,440	(2,655)	63	7,902	57
Net income (loss)	—	—	—	213	—	(1)	212	5
Other comprehensive income (loss), net of tax	—	—	—	—	(32)	4	(28)	—
Dividends paid	—	—	—	(313)	—	—	(313)	(7)
Common shares issued from treasury stock for share-based compensation	—	22	(22)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	—	(1)	—	—	—	(1)	—
Balance as of June 30, 2025	$25	$(1,343)	$1,378	$10,340	$(2,687)	$66	$7,779	$55

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 1. BASIS OF PRESENTATION
CNH Industrial N.V. ("CNH" or the "Company") has prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the annual report on Form 10‑K for the year ended December 31, 2025 ("2025 Annual Report"). Results of operations and cash flows for interim periods are not necessarily indicative of full‑year results.
There have been no material changes to the Company’s organization, accounting policies, or geographic region definitions from those described in the 2025 Annual Report.
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2025 Annual Report.
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 3. REVENUE

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Agriculture	$3,277	$3,248	$5,873	$5,829
Construction	866	773	1,440	1,364
Total Industrial Activities	4,143	4,021	7,313	7,193
Financial Services	656	685	1,302	1,336
Eliminations and other	4	5	14	10
Total Revenues	$4,803	$4,711	$8,629	$8,539

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from:
Sales of goods	$4,125	$4,007	$7,281	$7,170
Rendering of services and other revenues	18	14	32	23
Revenues from sales of goods and services	4,143	4,021	7,313	7,193
Finance and interest income	519	531	1,045	1,041
Rents and other income on operating lease	141	159	271	305
Finance, interest and other income	660	690	1,316	1,346
Total Revenues	$4,803	$4,711	$8,629	$8,539
Contract liabilities, primarily related to extended warranties recorded in "Other liabilities", were $141 million as of June 30, 2026 ($122 million as of December 31, 2025). Revenue recognized from beginning-of-period relating to contract liabilities was $5 million and $15 million for the three and six months ended June 30, 2026, respectively, compared to $6 million and $9 million for the three and six months ended June 30, 2025.
The aggregate transaction price allocated to remaining performance obligations was $141 million as of June 30, 2026 ($122 million as of December 31, 2025). CNH expects to recognize 27% and 79% of these obligations as revenue within the next 12 and 36 months, respectively (27% and 81% as of December 31, 2025).
Note 4. VARIABLE INTEREST ENTITIES
Certain assets and liabilities of consolidated variable interest entities ("VIEs") included in the Consolidated Balance Sheets. The assets may be used only to settle obligations of the consolidated VIEs, and the liabilities represent third party liabilities of the consolidated VIEs for which creditors have no recourse to CNH's general credit.

	June 30, 2026	December 31, 2025
Restricted cash	$482	$541
Financing receivables, net	9,105	10,248
Total Assets	$9,587	$10,789
Debt	$8,756	$10,025
Total Liabilities	$8,756	$10,025

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 5. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS attributable to common shareholders
Net income attributable to CNH Industrial N.V.	$138	$213	$145	$344
Weighted-average common shares outstanding—basic	1,238	1,250	1,240	1,249
Basic earnings per share	$0.11	$0.17	$0.12	$0.28
Diluted EPS attributable to common shareholders
Weighted-average common shares outstanding—basic	1,238	1,250	1,240	1,249
Dilutive effect of stock compensation plans	3	3	2	4
Weighted-average common shares outstanding—diluted(1)	1,241	1,253	1,242	1,253
Diluted earnings per share	$0.11	$0.17	$0.12	$0.27
(1)For the three and six months ended June 30, 2026 and 2025, no shares were excluded from the computation of diluted earnings per share, as all shares were dilutive.
Note 6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
Net periodic benefit cost (income) of defined benefit pension plans and postretirement health and life insurance plans includes the following components:

	Pension		Healthcare and Other
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Service cost	$2	$2	$1	$1
Interest cost	13	14	2	3
Expected return on assets	(14)	(13)	(1)	(1)
Amortization of:
Prior service cost (credit)	—	1	—	(5)
Actuarial loss (gain)	4	5	(1)	—
Net periodic benefit cost (income)	$5	$9	$1	$(2)

	Pension		Healthcare and Other
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$4	$4	$2	$3
Interest cost	26	27	5	6
Expected return on assets	(29)	(25)	(1)	(2)
Amortization of:
Prior service cost (credit)	—	1	—	(10)
Actuarial loss (gain)	9	10	(3)	—
Net periodic benefit cost (income)	$10	$17	$3	$(3)
Note 7. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2026 was 25.0% and 25.4%, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 27.6% and 28.1%, respectively. The decreases in the 2026 effective tax rates were primarily attributable to the Company's geographic income mix.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

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

	Three Months Ended June 30, 2026
	Agriculture	Construction	Financial Services	Total
Net sales	$3,277	$866	$—
Finance, interest and other income (Financial Services)	—	—	656
Total Revenues	3,277	866	656
Cost of goods sold	(2,633)	(763)	—
Selling, general and administrative expenses(1)	(279)	(59)	(129)
Research and development expenses	(201)	(29)	—
Interest expense (Financial Services)	—	—	(327)
Other, net (Financial Services)	—	—	(118)
Equity income from joint ventures	6	—	6
Adjusted EBIT [A]	170	15	n/a
Income before income taxes [B]	n/a	n/a	88
Segment profit (loss) [C=A+B]				$273
Interest expenses, net (excluding Financial Services)				$(41)
Restructuring and other transformation expenses (Industrial Activities)				(27)
Foreign exchange losses, net (Industrial Activities)				(1)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(2)
Unallocated amounts				(18)
Income tax expense				(43)
Net income				$141

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended June 30, 2025
	Agriculture	Construction	Financial Services	Total
Net sales	$3,248	$773	$—
Finance, interest and other income (Financial Services)	—	—	685
Total Revenues	3,248	773	685
Cost of goods sold	(2,540)	(652)	—
Selling, general and administrative expenses(1)	(265)	(62)	(114)
Research and development expenses	(194)	(24)	—
Interest expense (Financial Services)	—	—	(329)
Other, net (Financial Services)	—	—	(134)
Equity income from joint ventures	14	—	4
Adjusted EBIT [A]	263	35	n/a
Income before income taxes [B]	n/a	n/a	112
Segment profit [C=A+B]				$410
Interest expenses, net (excluding Financial Services)				$(26)
Restructuring and other transformation expenses (Industrial Activities)				(5)
Foreign exchange losses, net (Industrial Activities)				(9)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(3)
Unallocated amounts				(74)
Income tax expense				(76)
Net income				$217

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2026
	Agriculture	Construction	Financial Services	Total
Net sales	$5,873	$1,440	$—
Finance, interest and other income	—	—	1,302
Total Revenues	5,873	1,440	1,302
Cost of goods sold	(4,732)	(1,269)	—
Selling, general and administrative expenses(1)	(542)	(128)	(237)
Research and development expenses	(406)	(56)	—
Interest expense (Financial Services)	—	—	(659)
Other, net (Financial Services)	—	—	(227)
Equity income from joint ventures	4	—	9
Adjusted EBIT [A]	197	(13)	n/a
Income before income taxes [B]	n/a	n/a	188
Segment profit/(loss) [C=A+B]				$372
Interest expenses, net (excluding Financial Services)				$(64)
Restructuring and other transformation expenses (Industrial Activities)				(31)
Foreign exchange losses, net (Industrial Activities)				(3)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(6)
Unallocated amounts				(62)
Discrete items excluded from segments				(8)
Income tax expense				(47)
Net income				$151

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2025
	Agriculture	Construction	Financial Services	Total
Net sales	$5,829	$1,364	$—
Finance, interest and other income	—	—	1,336
Total Revenues	5,829	1,364	1,336
Cost of goods sold	(4,606)	(1,155)	—
Selling, general and administrative expenses(1)	(490)	(115)	(195)
Research and development expenses	(357)	(45)	—
Interest expense (Financial Services)	—	—	(661)
Other, net (Financial Services)	—	—	(259)
Equity income from joint ventures	26	—	9
Adjusted EBIT [A]	402	49	n/a
Income before income taxes [B]	n/a	n/a	230
Segment profit [C=A+B]				$681
Interest expenses, net (excluding Financial Services)				$(51)
Restructuring and other transformation expenses (Industrial Activities)				(11)
Foreign exchange losses, net (Industrial Activities)				(14)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(7)
Unallocated amounts				(126)
Income tax expense				(123)
Net income				$349
(1)For the three and six months ended June 30, 2026, this item included risk costs for the Financial Services segment of $91 million and $165 million, respectively, and $81 million and $131 million for the three and six months ended June 30, 2025.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Agriculture	$3,277	$3,248	$5,873	$5,829
Construction	866	773	1,440	1,364
Net sales	4,143	4,021	7,313	7,193
Financial Services	656	685	1,302	1,336
Eliminations and other	4	5	14	10
Total Revenues	$4,803	$4,711	$8,629	$8,539
Depreciation and amortization(1)
Agriculture	$101	$92	$201	$180
Construction	14	12	28	25
Other activities and adjustments	—	1	1	1
Depreciation and amortization of Industrial Activities	115	105	230	206
Financial Services	2	1	3	2
Total Depreciation and amortization	$117	$106	$233	$208
Capital expenditures for property, plant and equipment and intangible assets
Agriculture	$104	$73	$189	$165
Construction	10	15	17	26
Total Industrial Activities capital expenditures	114	88	206	191
Financial Services	3	2	4	5
Total capital expenditures	$117	$90	$210	$196
(1)Excluding operating lease right-of-use assets and related lease amortization.

	June 30, 2026	December 31, 2025
Inventories
Agriculture	$3,977	$3,635
Construction	1,105	928
Financial Services	89	88
Total Inventories, net	$5,171	$4,651
Equity method investments
Agriculture	$270	$255
Financial Services	151	146
Total Equity method investments	$421	$401

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 9. RECEIVABLES
Financing Receivables, net

	June 30, 2026	December 31, 2025
Retail	$14,018	$14,616
Wholesale	8,434	8,437
Other	68	52
Total	$22,520	$23,105
Unearned finance income and unamortized deferred fees and costs were $667 million and $722 million as of June 30, 2026 and December 31, 2025, respectively. Allowance for credit losses were $659 million and $572 million as of June 30, 2026 and December 31, 2025, respectively.
Transfers of Financial Assets
As part of the overall funding strategy, CNH periodically transfers certain receivables into bankruptcy-remote special purpose entities ("SPEs") as part of its asset-backed securitization ("ABS") programs or through factoring transactions.
Assets transferred to SPEs are legally isolated and their related cash flows are restricted to satisfy the SPEs' obligations. The SPEs, including certain VIE trusts, are consolidated as CNH has both the power to direct their significant activities and exposure to potentially significant benefits or losses. Accordingly, transfers to these entities do not qualify for sale accounting and are recorded as secured borrowings.
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
The secured borrowings related to the transferred receivables are obligations that are payable as the receivables are collected. As of June 30, 2026 and December 31, 2025, the carrying amount of such restricted assets included in financing receivables are the following:

	June 30, 2026	December 31, 2025
Retail	$7,522	$8,041
Wholesale	5,354	5,053
Total	$12,876	$13,094

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Allowance for Credit Losses

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Retail	Wholesale	Retail	Wholesale
Balance as of beginning of period	$580	$52	$518	$54
Provision	94	(3)	171	(6)
Charge-offs	(69)	(1)	(108)	(1)
Recoveries	4	1	10	1
Foreign currency translation	2	(1)	20	—
Balance as of end of period	$611	$48	$611	$48

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Retail	Wholesale	Retail	Wholesale
Balance as of beginning of period	$420	$49	$376	$48
Provision	81	—	131	—
Charge-offs	(31)	(1)	(60)	(1)
Recoveries	4	1	7	1
Foreign currency translation	15	2	35	3
Balance as of end of period	$489	$51	$489	$51
As of June 30, 2026, the allowance for credit losses included an increase in retail reserves of $104 million for Brazil as compared to June 30, 2025. This increase reflects Brazilian market conditions, primarily related to current crop prices, flooding and drought events. The provision for credit losses is included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations.
CNH monitors the credit quality of its receivables based on delinquency status. Receivables are considered past due when scheduled principal or interest payments have not been received by the due date, with delinquency reported for receivables more than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due and no longer accrue finance income. Interest income charged for the three and six months ended June 30, 2026 was not material.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

The aging of financing receivables and gross charge-offs by vintage, net of allowance for credit losses, as of June 30, 2026 was as follows, with gross charge‑offs representing amounts written off during the period:

	Current	31-60 Days Past Due	61-90 Days Past Due	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2026				$2,175	$2	$2,177	$4
2025				3,154	6	3,160	7
2024				1,992	10	2,002	13
2023				1,018	8	1,026	8
2022				505	3	508	3
Prior to 2022				251	3	254	2
Total	9,019	64	12	9,095	32	9,127	37
South America
2026				420	1	421	—
2025				893	16	909	—
2024				885	51	936	3
2023				678	57	735	32
2022				257	25	282	23
Prior to 2022				142	11	153	11
Total	3,000	233	42	3,275	161	3,436	69
Asia Pacific
2026				274	—	274	—
2025				535	1	536	—
2024				331	1	332	1
2023				190	1	191	1
2022				92	—	92	—
Prior to 2022				18	—	18	—
Total	1,427	5	8	1,440	3	1,443	2
Europe, Middle East and Africa ("EMEA")	3	—	—	3	9	12	—
Total Retail	$13,449	$302	$62	$13,813	$205	$14,018	$108
Wholesale
North America	$4,407	$—	$—	$4,407	$2	$4,409	$1
South America	902	1	1	904	8	912	—
Asia Pacific	841	3	1	845	1	846	—
EMEA	2,252	4	5	2,261	6	2,267	—
Total Wholesale	$8,402	$8	$7	$8,417	$17	$8,434	$1

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

The aging of financing receivables and gross charge-offs by vintage, net of allowance for credit losses, as of December 31, 2025 was as follows, with gross charge‑offs representing amounts written off during the period.

	Current	31-60 Days Past Due	61-90 Days Past Due	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail
North America
2025				$4,270	$9	$4,279	$7
2024				2,549	15	2,564	17
2023				1,343	9	1,352	23
2022				729	5	734	10
2021				374	2	376	3
Prior to 2021				72	2	74	4
Total	9,274	60	3	9,337	42	9,379	64
South America
2025				1,031	4	1,035	13
2024				1,017	54	1,071	53
2023				826	84	910	70
2022				331	41	372	20
2021				159	12	171	4
Prior to 2021				76	5	81	3
Total	3,368	42	30	3,440	200	3,640	163
Asia Pacific
2025				641	—	641	—
2024				426	1	427	—
2023				277	1	278	—
2022				164	—	164	—
2021				60	—	60	1
Prior to 2021				12	—	12	1
Total	1,574	3	3	1,580	2	1,582	2
EMEA	4	—	—	4	11	15	—
Total Retail	$14,220	$105	$36	$14,361	$255	$14,616	$229
Wholesale
North America	$4,142	$—	$—	$4,142	$17	$4,159	$—
South America	1,251	3	—	1,254	—	1,254	—
Asia Pacific	877	2	2	881	1	882	1
EMEA	2,133	6	3	2,142	—	2,142	3
Total Wholesale	$8,403	$11	$5	$8,419	$18	$8,437	$4
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

As of June 30, 2026 and 2025, modifications of retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months ended June 30, 2026 and 2025 were not significant.
Due to challenging market conditions in Brazil, where farmers' profitability is under pressure as global commodity prices decline while production costs continue to rise, CNH has offered payment refinancing to certain customers. These refinancings are considered insignificant contract adjustments and are not treated as modifications. Customers are required to make partial payments on their outstanding installments to qualify for refinancing. As of June 30, 2026, $149 million installments were refinanced related to $558 million of retail Agricultural receivables, compared with $126 million of installments related to $513 million as of December 31, 2025. These refinanced receivables demonstrated a higher delinquency rate, specifically those greater than 90 days past due, compared to non-refinanced receivables within the portfolio. CNH has taken this into account when provisioning for credit losses.
Note 10. INVENTORIES

	June 30, 2026	December 31, 2025
Raw materials	$1,317	$1,297
Work-in-process	531	430
Finished goods	3,323	2,924
Total inventories, net	$5,171	$4,651
Inventories are stated at net realizable value and are presented net of allowances of $364 million and $399 million as of June 30, 2026 and December 31, 2025, respectively.
Note 11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

	June 30, 2026	December 31, 2025
Equity method	$421	$401
Other investments, at carrying value	31	36
Total	$452	$437

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 12. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Agriculture	Construction	Financial Services	Total
Balance as of December 31, 2025	$3,427	$50	$140	$3,617
Foreign currency translation and other	(9)	(1)	(1)	(11)
Balance as of June 30, 2026	$3,418	$49	$139	$3,606
Other Intangibles

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	$218	$205	$13	$217	$204	$13
Patents, concessions, licenses and other	940	624	316	943	607	336
Capitalized software	1,412	1,135	277	1,394	1,107	287.0
	2,570	1,964	606	2,554	1,918	636
Other intangible assets not subject to amortization:
In-process research and development	32	—	32	31	—	31
Software in-progress	151	—	151	147	—	147
Trademarks	272	—	272	272	—	272
Total other intangible assets	$3,025	$1,964	$1,061	$3,004	$1,918	$1,086
CNH recorded amortization expense of $44 million and $89 million for the three and six months ended June 30, 2026, respectively, and $42 million and $84 million for the three and six months ended June 30, 2025, respectively.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 13. DEBT

	Currency	Face value of outstanding bonds	Issue Date	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A.(1)	EUR	600	March 25, 2019	1.750%	March 25, 2027	$683
CNH Industrial Finance Europe S.A.(1)	EUR	50	April 21, 2016	3.875%	April 21, 2028	57
CNH Industrial Finance Europe S.A.(1)	EUR	500	July 3, 2019	1.625%	July 3, 2029	570
CNH Industrial Finance Europe S.A.(1)	EUR	50	July 15, 2019	2.200%	July 15, 2039	57
CNH Industrial N.V.(2)	EUR	750	June 11, 2024	3.750%	June 11, 2031	854
CNH Industrial N.V.(2)	EUR	500	November 26, 2025	3.625%	January 26, 2033	570
CNH Industrial N.V.(2)	EUR	500	September 3, 2025	3.875%	September 3, 2035	570
Other Bonds:
CNH Industrial N.V.(3)	USD	500	November 14, 2017	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs						(44)
Total Industrial Activities						$3,817
Financial Services
CNH Industrial Capital LLC	USD	600	May 24, 2021	1.450%	July 15, 2026	$600
CNH Industrial Capital LLC	USD	500	October 9, 2024	4.500%	October 8, 2027	500
CNH Industrial Capital LLC	USD	500	March 21, 2025	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	April 10, 2023	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	September 13, 2023	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	March 21, 2024	5.100%	April 20, 2029	600
CNH Industrial Capital LLC	USD	500	September 29, 2025	4.500%	October 16, 2030	500
CNH Industrial Capital LLC	USD	500	January 8, 2026	4.375%	March 7, 2031	500
CNH Industrial Capital LLC	USD	600	June 25, 2026	4.950%	June 25, 2031	600
CNH Industrial Capital Australia Pty Ltd.(4)	AUD	975	2023/2026	4.700% 5.800%	2026/2029	672
CNH Industrial Capital Canada Ltd.	CAD	400	August 11, 2023	5.500%	August 11, 2026	281
CNH Industrial Capital Canada Ltd.	CAD	400	March 25, 2024	4.800%	March 25, 2027	281
CNH Industrial Capital Canada Ltd.	CAD	300	October 10, 2024	4.000%	April 11, 2028	211
CNH Industrial Capital Canada Ltd.	CAD	500	June 5, 2025	3.750%	June 5, 2029	351
CNH Industrial Capital Canada Ltd.	CAD	450	June 29, 2026	3.800%	January 22, 2030	316
CNH Industrial Capital Argentina S.A.(5)	USD	156	2024/2026	6.000% 8.250%	2026/2029	156
Banco CNH Industrial Capital S.A.(6)	BRL	3,215	2021/2025	12.290% 17.690%	2026/2032	620
Hedging effects, bond premium/discount, and unamortized issuance costs						(39)
Total Financial Services						$7,749
(1)Bond listed on the regulated market of Euronext Dublin.
(2)Bond listed on the Global Exchange Market of Euronext Dublin.
(3)Bond listed on the New York Stock Exchange.
(4)Comprised of 5 bonds issued that range in coupon rates of 4.700% and 5.800% and mature between July 13, 2026 and June 4, 2029.
(5)Comprised of 5 bonds issued that range in coupon rates of 6.000% and 8.250% and mature between November 12, 2026 and February 9, 2029.
(6)Comprised of 20 bonds issued that range in coupon rates of 12.290% and 17.690% and mature between July 1, 2026 and December 22, 2032.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	June 30, 2026			December 31, 2025
	Industrial Activities	Financial Services	Consolidated	Industrial Activities	Financial Services	Consolidated
Total bonds	$3,817	$7,749	$11,566	$3,917	$6,802	$10,719
Asset-backed debt	—	10,027	10,027	—	11,294	11,294
Other debt	412	3,961	4,373	187	4,562	4,749
Intersegment debt	73	242	—	281	203	—
Total Debt	4,302	21,979	25,966	4,385	22,861	26,762
Financial payables to Iveco Group N.V.	2	76	78	3	88	91
Total Debt (including Financial payables to Iveco Group N.V.)	$4,304	$22,055	$26,044	$4,388	$22,949	$26,853
Total Debt, including Financial payables to Iveco Group N.V., decreased $809 million compared to December 31, 2025. The decrease was primarily driven by a decrease in asset-backed debt due to lower portfolio receivables.
On June 25, 2026, CNH Industrial Capital LLC issued $600 million aggregate principal amount of 4.950% notes due June 25, 2031. The net proceeds from the issuance were used for general corporate purposes, including the refinancing of maturing indebtedness and support of the Financial Services funding activities.
On June 29, 2026, CNH Industrial Capital Canada Ltd. issued $316 million (CAD 450 million) aggregate principal amount of 3.800% notes due January 22, 2030. In addition, on June 4, 2026, CNH Industrial Capital Australia Pty Ltd. issued $137 million (AUD 200 million) aggregate principal amount of 5.800% notes due June 4, 2029. These issuances support the Company's funding strategy and further diversify its sources of financing.
Note 14. SUPPLY CHAIN FINANCE PROGRAMS
Outstanding remaining obligations of the supply chain finance ("SCF") programs as of June 30, 2026 and December 31, 2025 were $112 million and $95 million, respectively. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within "Trade payables" in our Consolidated Balance Sheets and are reflected as "Cash Flows from Operating Activities" in our Consolidated Statements of Cash Flows when settled.
Note 15. OTHER LIABILITIES

	June 30, 2026	December 31, 2025
Marketing and sales incentive programs	$1,879	$1,930
Accrued expenses and deferred income	942	843
Warranty and campaign programs	626	641
Accrued employee benefits	448	459
Legal reserves and other provisions	410	419
Tax payables	319	323
Lease liabilities	289	272
Contract liabilities	141	122
Restructuring and other transformation reserves	11	15
Other	329	318
Total	$5,394	$5,342

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Warranty and Campaign Programs

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance as of beginning of period	$631	$666	$641	$633
Current year additions	131	125	243	278
Claims paid	(133)	(146)	(252)	(279)
Currency translation adjustment and other	(3)	23	(6)	36
Balance as of end of period	$626	$668	$626	$668
Restructuring and Other Transformation Expenses
The Company incurred restructuring and other transformation expenses of $27 million and $31 million during the three and six months ended June 30, 2026, respectively, and $5 million and $11 million during the three and six months ended June 30, 2025. The increase primarily reflects dealer network optimization initiatives, including contract termination costs, and other actions undertaken to improve operational efficiency.
Note 16. COMMITMENTS AND CONTINGENCIES
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period that could exceed 30 years for some sites. As of June 30, 2026 and December 31, 2025, environmental reserves of approximately $21 million and $24 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.
Other Litigation and Investigations
Follow-up on Damages Claims: In 2011 Iveco S.p.A. ("Iveco"), a subsidiary of Iveco Group N.V., and its competitors in the European Union were subject to an investigation by the European Commission (the "Commission") into certain business practices in the European Union (in the period 1997-2011) in relation to Medium and Heavy trucks. On July 19, 2016, the Commission announced a settlement with Iveco (the "Decision"). Following the Decision, the Company, Iveco and Iveco Magirus AG ("IMAG") have been named as defendants in proceedings across Europe. Following the demerger of Iveco Group N.V. and CNH ("Demerger"), CNH cannot be excluded from current and future follow-on proceedings originating from the Decision because under European Union competition law a company cannot use corporate reorganizations to avoid liability for private damage claims. At this time, CNH is unable to predict the outcome of these proceedings or reasonably estimate any potential losses. In the event one or more of these judicial proceedings would result in a decision against CNH ordering it to compensate such claimants as a result of the conduct that was the subject matter of the Decision, then CNH, as a result of various arrangements, will ultimately have recourse against Iveco and IMAG for the reimbursement of any damages paid by CNH to such claimants. However, if Iveco or IMAG do not comply with their obligations with respect to any such decisions or fail to fulfill their obligations to CNH, then CNH could experience financial losses. The Company believes that the risk of Iveco, IMAG or Iveco Group N.V. defaulting on potential payment obligations arising from such follow-up on damage claims is remote and at this time, is unable to reasonably estimate any potential losses.
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of June 30, 2026 and December 31, 2025 totaling $107 million and $119 million, respectively.
Note 17. FINANCIAL INSTRUMENTS
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
Foreign Exchange Derivatives
CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. CNH uses foreign exchange forward contracts and swaps to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in "Accumulated other comprehensive income/(loss)" and recognized in "Net income (loss)" when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in "Accumulated other comprehensive income (loss)" is recognized immediately in "Net income (loss)". Such amounts were insignificant for the three and six months ended June 30, 2026 and 2025.
CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in "Other, net" and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's foreign exchange derivatives was $4.5 billion and $3.6 billion as of June 30, 2026 and December 31, 2025, respectively.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH's committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in "Net income (loss)". Net gains and losses on these instruments were insignificant for the three and six months ended June 30, 2026 and 2025.
All of CNH's interest rate derivatives outstanding as of June 30, 2026 and December 31, 2025 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's interest rate derivatives was approximately $10.6 billion as of June 30, 2026 and $11.1 billion as of December 31, 2025, respectively.
Financial Statement Impact of Derivatives
The following tables summarize the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in "Accumulated other comprehensive loss" and "Net income":

		Recognized in Net income
For the Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated other comprehensive loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated other comprehensive loss
2026
Foreign exchange contracts	$(23)
		Net sales	$(2)
		Cost of goods sold	(8)
		Other, net	1
Interest rate contracts	1	Interest expense	10
Total	$(22)	Total net gain	$1
2025
Foreign exchange contracts	$46
		Net sales	$(2)
		Cost of goods sold	5
		Other, net	—
Interest rate contracts	(22)	Interest expense	7
Total	$24	Total net gain	$10

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

		Recognized in Net Income
For the Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated other comprehensive loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated other comprehensive loss
2026
Foreign exchange contracts	$(76)
		Net sales	$(2)
		Cost of goods sold	(10)
		Other, net	1
Interest rate contracts	17	Interest expense	21
Total	$(59)	Total net gain	$10
2025
Foreign exchange contracts	$37
		Net sales	$(4)
		Cost of goods sold	(3)
		Other, net	(4)
Interest rate contracts	(35)	Interest expense	10
Total	$2	Total net loss	$(1)
The following table summarizes the activity in "Accumulated other comprehensive loss" related to the derivatives held by the Company:

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net income as of December 31, 2025	$44	$(17)	$27
Net changes in fair value of derivatives	(59)	(4)	(63)
Net loss reclassified from accumulated other comprehensive loss into income	(10)	17	7
Accumulated derivative net loss as of June 30, 2026	$(25)	$(4)	$(29)

Accumulated derivative net income as of December 31, 2024	$115	$(43)	$72
Net changes in fair value of derivatives	3	6	9
Net loss reclassified from accumulated other comprehensive loss into income	1	—	1
Accumulated derivative net income as of June 30, 2025	$119	$(37)	$82
The following tables summarize the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings:

		For the Three Months Ended June 30,
	Classification of Gain (Loss)	2026	2025
Fair Value Hedges
Interest rate derivatives	Interest expense	$(8)	$9

Not Designated as Hedges
Foreign exchange contracts	Other, net	$(23)	$11

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

		For the Six Months Ended June 30,
	Classification of Gain (Loss)	2026	2025
Fair Value Hedges
Interest rate derivatives	Interest expense	$(11)	$35

Not Designated as Hedges
Foreign exchange contracts	Other, net	$(76)	$22

The fair values of CNH's derivatives in the Consolidated Balance Sheets are recorded as follows:

	June 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency contracts	Derivative assets	$14	Derivative assets	$23
Interest rate contracts	Derivative assets	101	Derivative assets	101
Total derivative assets		$115		$124
Foreign currency contracts	Derivative liabilities	$52	Derivative liabilities	$30
Interest rate contracts	Derivative liabilities	38	Derivative liabilities	42
Total derivative liabilities		$90		$72

Derivatives not designated as hedging instruments
Foreign currency contracts	Derivative assets	$11	Derivative assets	$7
Interest rate contracts	Derivative assets	18	Derivative assets	11
Total derivative assets		$29		$18
Foreign currency contracts	Derivative liabilities	$15	Derivative liabilities	$14
Interest rate contracts	Derivative liabilities	18	Derivative liabilities	11
Total derivative liabilities		$33		$25
Items Measured at Fair Value on a Recurring Basis
The following table presents for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis:

	Level 1		Level 2		Total
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets
Foreign exchange derivatives	$—	$—	$25	$30	$25	$30
Interest rate derivatives	—	—	119	112	119	112
Total Assets	$—	$—	$144	$142	$144	$142
Liabilities
Foreign exchange derivatives	$—	$—	$67	$44	$67	$44
Interest rate derivatives	—	—	56	53	56	53
Total Liabilities	$—	$—	$123	$97	$123	$97
Fair Value of Other Financial Instruments
The carrying value of "Cash and cash equivalents", "Restricted cash", "Trade receivables, net" and "Trade payables" included in the Consolidated Balance Sheets approximates its fair value.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Financial Instruments Not Carried at Fair Value

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables, net	$22,520	$22,396	$23,105	$23,073
Debt	$25,966	$26,533	$26,762	$27,339
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
Note 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized loss on cash flow hedges	$(23)	$4	$(19)	$(69)	$13	$(56)
Changes in retirement plans' funded status	4	(1)	3	7	(1)	6
Foreign currency translation	22	—	22	125	—	125
Share of other comprehensive loss of entities using the equity method	(1)	—	(1)	(6)	—	(6)
Other comprehensive income	$2	$3	$5	$57	$12	$69

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain on cash flow hedges	$15	$1	$16	$4	$5	$9
Changes in retirement plans' funded status	(3)	—	(3)	(6)	1	(5)
Foreign currency translation	(59)	—	(59)	—	—	—
Share of other comprehensive income of entities using the equity method	18	—	18	28	—	28
Other comprehensive income (loss)	$(29)	$1	$(28)	$26	$6	$32

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

The changes, net of tax, in each component of "Accumulated other comprehensive income (loss)" consisted of the following:

	Unrealized Gains (Loss) on Cash Flow Hedges	Change in Retirement Plans' Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance as of December 31, 2025	$27	$(315)	$(2,236)	$(243)	$(2,767)
Other comprehensive income (loss), before reclassifications	(63)	1	126	(6)	58
Amounts reclassified from comprehensive income	7	5	—	—	12
Other comprehensive income (loss)(1)	(56)	6	126	(6)	70
Balance as of June 30, 2026	$(29)	$(309)	$(2,110)	$(249)	$(2,697)

Balance as of December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)
Other comprehensive income (loss), before reclassifications	9	(5)	(8)	28	24
Amounts reclassified from comprehensive income	1	—	—	—	1
Other comprehensive income (loss)(1)	10	(5)	(8)	28	25
Balance as of June 30, 2025	$82	$(353)	$(2,178)	$(238)	$(2,687)
(1)Excluded from the table above is other comprehensive income (loss) allocated to noncontrolling interests of $(1) million and $7 million for the six months ended June 30, 2026 and 2025, respectively.
Note 19. RELATED PARTY INFORMATION
As of June 30, 2026, CNH's related parties were primarily EXOR N.V. ("EXOR") and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. ("Stellantis"), Ferrari N.V. ("Ferrari") and Iveco Group N.V. ("Iveco Group"). Iveco Group became an independent publicly listed company upon its separation from CNH on January 1, 2022 through demerger under Dutch law.
As of June 30, 2026, EXOR N.V. held 45.6% of CNH's voting power and had the ability to significantly influence the decisions submitted to a vote of CNH's shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. In addition, CNH engages in transactions with its unconsolidated affiliates over which CNH has a significant influence or joint control.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR is an investment holding company in Europe. As of June 30, 2026 and December 31, 2025, among other things, EXOR managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR during the six months ended June 30, 2026 or 2025.
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
Master Service Agreement ("MSA"): CNH and Iveco Group are parties to a MSA, whereby each Party (and its subsidiaries) may provide services to the other (and its subsidiaries). Services provided under the MSA relate mainly to lease of premises and depots and Information Technology services. Revenues from services provided under the MSA are presented as "Finance, interest and other income" in the Consolidated Statements of Operations.
Engine Supply Agreement ("ESA"): In relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year ESA, whereby Iveco Group will sell to CNH post-Demerger

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

diesel, compressed natural gas ("CNG") and liquid natural gas ("LNG") engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as "Cost of goods sold" on the Consolidated Statements of Operations.
Financial Service Agreement ("FS MSA"): In relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a three-year FS MSA, where-by each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as "Finance, interest and other income" in the Consolidated Statements of Operations.
The following tables include transactions entered into with Iveco Group for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$28	$27	$56	$54
Purchases	$171	$172	$324	$319

	June 30, 2026	December 31, 2025
Trade receivables	$24	$32
Financial receivables from Iveco Group	$238	$195
Trade payables	$125	$264
Financial payables to Iveco Group	$78	$91
Transactions with Unconsolidated Affiliates
CNH sells agricultural and construction equipment and provides technical services to unconsolidated affiliates such as CNH de Mexico S.A. de C.V., TürkTraktör ve Ziraat Makineleri A.S. and New Holland HFT Japan Inc. CNH also purchases equipment from unconsolidated affiliates, such as TürkTraktör ve Ziraat Makineleri A.S.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$77	$98	$146	$174
Purchases	$159	$102	$284	$192

	June 30, 2026	December 31, 2025
Trade receivables	$6	$6
Trade payables	$66	$42
As of June 30, 2026 and December 31, 2025, CNH had pledged guarantees and commitments on the debt or commitments of third parties and performance guarantees in the interest of its associated company for the amounts of $104 million and $118 million, respectively, related to CNH Industrial Capital Europe S.a.S.

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
Global Business Conditions
Global agriculture market conditions remained challenging during the first half of 2026. Farm income and capital spending remained under pressure from elevated input costs, higher financing costs, and continued uncertainty related to trade and agricultural policy, resulting in subdued demand for agricultural equipment. While farmer sentiment remained cautious, commodity markets demonstrated signs of improvement, with pricing strengthening in certain crop markets. The Company continues to view the current environment as a cyclical market downturn and remains focused on disciplined production and inventory management, operational efficiency, strategic cost actions, and investment in Precision Technology and innovation.
Tariff Impacts and Supply Chain Considerations
Changes in U.S. trade policies and certain retaliatory measures adopted by other jurisdictions increased the cost of certain imported products, components and raw materials and continue to create uncertainty across the agriculture and construction equipment industries.
CNH operates a global supply chain with regional manufacturing, global sourcing, and significant intercompany product and component flows. As a result, the ultimate financial impact of tariffs is often subject to timing differences, customs reconciliations, duty recovery mechanisms and other subsequent adjustments before the final economic effect can be fully determined.
While this complexity can affect the assessment of the tariff impacts, it also provides significant benefits through purchasing scale, manufacturing flexibility, logistics optimization and supply chain resilience, helping to reduce overall product and supply chain costs and support our ability to serve customers across multiple markets.
IEEPA Tariff Refund Claims
On February 20, 2026, the Supreme Court of the United States issued a decision invalidating certain tariffs imposed pursuant to the International Emergency Economic Powers Act ("IEEPA"). Subsequently, U.S. Customs and Border Protection ("CBP") established a process for eligible refund claims.
CNH has submitted claims where appropriate and continues to evaluate recovery opportunities.
Consistent with the accounting guidance for gain contingencies, tariff refunds are recognized only when the gain is realized or when it is realizable. The Company considers this threshold to be met upon receipt of cash. Upon recognition, the refund is recorded as a reduction of the related costs. During the six months ended June 30, 2026, CNH recognized a tariff recovery of $5 million as a reduction of cost of sales. The Company expects to recover approximately $150 million of IEEPA tariffs in future periods as the applicable recognition criteria are met.
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

Three and Six Months Ended June 30, 2026 compared to Three and Six Months Ended June 30, 2025
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	2026	2025
Revenues
Net sales	$4,143	$4,021	$7,313	$7,193
Finance, interest and other income	660	690	1,316	1,346
Total Revenues	4,803	4,711	8,629	8,539
Costs and Expenditures
Cost of goods sold	3,396	3,192	6,001	5,761
Selling, general and administrative expenses	494	478	959	864
Research and development expenses	230	218	462	402
Restructuring and other transformation expenses	27	5	31	11
Interest expense	372	360	737	722
Other, net	112	183	254	342
Total Costs and Expenditures	4,631	4,436	8,444	8,102
Consolidated income before income taxes	172	275	185	437
Income tax expense	(43)	(76)	(47)	(123)
Equity income from unconsolidated affiliates	12	18	13	35
Net income	141	217	151	349
Net income attributable to noncontrolling interests	3	4	6	5
Net income attributable to CNH Industrial N.V.	$138	$213	$145	$344
Revenues
We recorded revenues of $4,803 million and $8,629 million for the three and six months ended June 30, 2026, respectively, reflecting a year-over year increase compared with the same periods prior year. The increase is primarily generated by the Construction segment.
Cost of Goods Sold
Cost of goods sold was $3,396 million and $6,001 million for the three and six months ended June 30, 2026, respectively, compared with $3,192 million and $5,761 million in the three and six months ended June 30, 2025. As a percentage of net sales, cost of goods sold increased to 82.0% and 82.1%, respectively, from 79.4% and 80.1% in the prior-year periods, impacted by tariff costs and lower production volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $494 million and $959 million for the three and six months ended June 30, 2026, respectively, compared with $478 million and $864 million in the three and six months ended June 30, 2025. As a percentage of total revenues, SG&A increased to 10.3% and 11.1%, respectively, from 10.1% in both prior-year periods. The increase primarily reflects higher credit risk provisions in the Financial Services segment and higher labor costs, substantially driven by the first quarter of 2026.

Research and Development Expenses
Research and development expenses ("R&D") were $230 million and $462 million for the three and six months ended June 30, 2026, respectively, compared with $218 million and $402 million in the three and six months ended June 30, 2025. The increase was driven by higher variable compensation, new‑product investment and the timing of project spending.
Restructuring and Other Transformation Expenses
Restructuring and other transformation expenses were $27 million and $31 million for the three and six months ended June 30, 2026, respectively, compared with $5 million and $11 million in the three and six months ended June 30, 2025. The increase primarily reflects dealer network optimization initiatives, including contract termination costs, and other actions undertaken to improve operational efficiency.
Interest Expense
Interest expense was $372 million and $737 million for the three and six months ended June 30, 2026, respectively, compared with $360 million and $722 million in the three and six months ended June 30, 2025. Interest expense attributable to Industrial Activities, net of interest income and eliminations, for the three and six months ended June 30, 2026 was $41 million and $64 million, respectively, compared with $26 million and $51 million in the three and six months ended June 30, 2025. The higher expense was primarily attributable to increased interest rates, which more than offset the favorable impact of lower average debt balances.
Other, net
Other, net expenses were $112 million and $254 million for the three and six months ended June 30, 2026, respectively, compared with $183 million and $342 million in the three and six months ended June 30, 2025. The decrease was primarily attributable to lower costs associated with the disposition of equipment under operating leases following lease termination and lower amortization of leased assets, mainly within our Financial Services segment.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(All amounts in millions of dollars, except percentages)	2026	2025	2026	2025
Consolidated income before income taxes	$172	$275	$185	$437
Income tax expense	$(43)	$(76)	$(47)	$(123)
Effective tax rate	25.0%	27.6%	25.4%	28.1%
Income tax expense for the three and six months ended June 30, 2026 was $43 million and $47 million, respectively, compared with $76 million and $123 million in the three and six months ended June 30, 2025. The effective tax rate for the three and six months ended June 30, 2026 was 25.0% and 25.4%, respectively, compared with 27.6% and 28.1% in the three and six months ended June 30, 2025. The decrease in the effective tax rate was primarily attributable to the Company's geographic income mix.
As of December 31, 2025, net deferred tax assets ("DTAs") related to temporary differences totaling $1,666 million, including $209 million of DTAs that were not recognized in the Consolidated Financial Statements. The recognized balance included approximately $170 million related to net operating loss carryforwards and other deferred tax assets and liabilities in the United Kingdom and approximately $130 million related to temporary differences in Brazil, primarily associated with the tax treatment of the allowance for credit losses. Both of these DTA positions may be utilized to offset future taxable income and reduce income taxes payable in future periods, provided the Company generates sufficient taxable income to realize these assets.
Based on available evidence, management believes it is more likely than not that sufficient future taxable income will be generated to realize these DTAs in the United Kingdom and Brazil. However, this assessment is subject to various assumptions and uncertainties, including changes in global economic conditions affecting the agricultural and construction equipment markets, economic and legislative developments in the United Kingdom and Brazil, portfolio performance and delinquency trends in Brazil, changes in interest rates, and the successful execution of Company initiatives intended to improve profitability and reduce delinquencies.
If the Company is unable to generate sufficient taxable income to utilize these DTAs in the United Kingdom or Brazil, whether as a result of these factors or other developments, the Company may be required to record a valuation allowance against all or a portion of these DTAs. Such an allowance could result in a material increase in income tax expense (a non-cash item) in the period recognized and could materially affect the Company's results of operations and financial position.
Equity Income from Unconsolidated Affiliates
Equity income from unconsolidated affiliates was $12 million and $13 million for the three and six months ended June 30, 2026, respectively, and $18 million and $35 million in the three and six months ended June 30, 2025. The decline was primarily due to lower sales at our joint venture, TürkTraktör ve Ziraat Makineleri A.S.

Business Segment Performance

	Three Months Ended June 30,			Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	% Change	2026	2025	% Change
Revenues:
Agriculture	$3,277	$3,248	0.9%	$5,873	$5,829	0.8%
Construction	866	773	12.0%	1,440	1,364	5.6%
Total Net sales of Industrial Activities	4,143	4,021	3.0%	7,313	7,193	1.7%
Financial Services	656	685	(4.2)%	1,302	1,336	(2.5)%
Eliminations and other	4	5		14	10
Total Revenues	$4,803	$4,711	2.0%	$8,629	$8,539	1.1%

	Three Months Ended June 30,			Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	$ Change	2026	2025	$ Change
Adjusted EBIT by segment:
Agriculture	$170	$263	$(93)	$197	$402	$(205)
Construction	15	35	(20)	(13)	49	(62)
Eliminations and other	(18)	(74)	56	(62)	(126)	64
Adjusted EBIT of Industrial Activities(1)	$167	$224	$(57)	$122	$325	$(203)
(1)A reconciliation from the most closely related U.S. GAAP measure to this non-GAAP measure is included on page 42.
Agriculture
Net Sales
Agriculture's net sales were $3,277 million and $5,873 million for the three and six months ended June 30, 2026, respectively, an increase of 0.9% and 0.8% compared to the three and six months ended June 30, 2025. The increase is mainly due to favorable price realization, partially offset by lower volumes.
Agriculture Sales—by geographic region

	Three Months Ended June 30,			Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	% Change	2026	2025	% Change
North America	$1,229	$1,118	9.9%	$2,244	$2,168	3.5%
EMEA	1,356	1,345	0.8%	2,337	2,164	8.0%
South America	346	474	(27.0)%	644	887	(27.4)%
Asia Pacific	346	311	11.3%	648	610	6.2%
Total	$3,277	$3,248	0.9%	$5,873	$5,829	0.8%
Adjusted EBIT
Adjusted EBIT was $170 million and $197 million in the three and six months ended June 30, 2026, respectively, compared with $263 million and $402 million in the three and six months ended June 30, 2025. The decrease was primarily driven by lower volumes and an unfavorable product mix in South America, the impact of tariffs, higher SG&A and R&D expenses, and lower joint venture results, partially offset by favorable price realization. SG&A expenses were impacted by higher labor costs. R&D expenses accounted for 6.1% of sales and 6.9% for the three and six months ended June 30, 2026, respectively, compared with 6.0% and 6.1% in the three and six months ended June 30, 2025. Adjusted EBIT margin was 5.2% and 3.4% for the three and six months ended June 30, 2026, respectively, compared with 8.1% and 6.9% in the three and six months ended June 30, 2025.

Construction
Net Sales
Construction's net sales were $866 million and $1,440 million in the three and six months ended June 30, 2026, respectively, an increase of 12.0% and 5.6% compared with the three and six months ended June 30, 2025. The growth was primarily driven by higher shipment volumes in North America, including shipments delayed from the first quarter of 2026. The six-month period also benefitted from increased shipment volumes in EMEA.
Construction Sales—by geographic region

	Three Months Ended June 30,			Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	% Change	2026	2025	% Change
North America	$468	$379	23.5%	$770	$701	9.8%
EMEA	201	191	5.2%	367	339	8.3%
South America	154	154	—%	216	232	(6.9)%
Asia Pacific	43	49	(12.2)%	87	92	(5.4)%
Total	$866	$773	12.0%	$1,440	$1,364	5.6%
Adjusted EBIT
Adjusted EBIT was $15 million and $(13) million in the three and six months ended June 30, 2026, respectively, compared with $35 million and $49 million in the three and six months ended June 30, 2025. The decrease was primarily due to the impact of tariffs and higher R&D expenses, partially offset by higher shipment volumes in both periods. Second-quarter SG&A expenses benefitted from the absence of prior year non-recurring costs, while year-to-date SG&A expenses increased due to trade show marketing costs, higher variable compensation, and labor inflation. Adjusted EBIT margin was 1.7% and (0.9)% for the three and six months ended June 30, 2026, respectively, compared with 4.5% and 3.6% in the three and six months ended June 30, 2025.
Financial Services
Finance, Interest and Other Income
Financial Services recorded revenues of $656 million and $1,302 million in the three and six months ended June 30, 2026, respectively, down 4.2% and 2.5% compared with the three and six months ended June 30, 2025. The decreases were primarily attributable to lower volumes in South America and North America and reduced used equipment sales due to fewer operating lease maturities. For the three-month period, lower yields in all regions except South America also contributed to the decline. These decreases were partially offset by the positive impact of currency translation.
Net Income
Net income for Financial Services was $71 million and $145 million in the three and six months ended June 30, 2026, respectively, a decrease of $16 million and $32 million compared with the three and six months ended June 30, 2025. The decreases were primarily due to higher risk costs in Brazil, unfavorable volumes in South America and North America, and increased labor costs. Additionally, margin compression in all regions except North America contributed to the decline in the three-month period. These decreases were partially offset by a lower effective tax rate.
In the three and six months ended June 30, 2026, retail loan originations, including unconsolidated joint ventures, were $2.5 billion and $4.7 billion, respectively, a decrease of $0.2 billion and $0.4 billion compared with the three and six months ended June 30, 2025. The managed portfolio, including unconsolidated joint ventures, was $28.0 billion as of June 30, 2026 (comprised of 70% retail and 30% wholesale), a decrease of $0.7 billion compared with June 30, 2025.
As of June 30, 2026, receivables greater than 30 days past due represented 4.4% of total receivables, compared with 3.9% as of June 30, 2025. The increase primarily reflects economic pressures on farmers in South America.

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
Financial Services—The financial information captioned "Financial Services" reflects the consolidation or combination of Financial Services business.

	Statements of Operations
	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$4,143	$—	$—		$4,143	$4,021	$—	$—		$4,021
Finance, interest and other income	24	656	(20)	(1)	660	39	685	(34)	(1)	690
Total Revenues	4,167	656	(20)		4,803	4,060	685	(34)		4,711
Costs and Expenditures
Cost of goods sold	3,396	—	—		3,396	3,192	—	—		3,192
Selling, general & administrative expenses	365	129	—		494	364	114	—		478
Research and development expenses	230	—	—		230	218	—	—		218
Restructuring and other transformation expenses	27	—	—		27	5	—	—		5
Interest expense	65	327	(20)	(2)	372	65	329	(34)	(2)	360
Other, net	(6)	118	—		112	49	134	—		183
Total Costs and Expenditures	4,077	574	(20)		4,631	3,893	577	(34)		4,436
Consolidated income before income taxes	90	82	—		172	167	108	—		275
Income tax expense	(26)	(17)	—		(43)	(51)	(25)	—		(76)
Equity income from unconsolidated affiliates	6	6	—		12	14	4	—		18
Net income	$70	$71	$—		$141	$130	$87	$—		$217
(1)Eliminations of Financial Services' interest income earned from Industrial Activities.
(2)Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$7,313	$—	$—		$7,313	$7,193	$—	$—		$7,193
Finance, interest and other income	56	1,302	(42)	(1)	1,316	69	1,336	(59)	(1)	1,346
Total Revenues	7,369	1,302	(42)		8,629	7,262	1,336	(59)		8,539
Costs and Expenditures
Cost of goods sold	6,001	—	—		6,001	5,761	—	—		5,761
Selling, general & administrative expenses	722	237	—		959	669	195	—		864
Research and development expenses	462	—	—		462	402	—	—		402
Restructuring and other transformation expenses	31	—	—		31	11	—	—		11
Interest expense	120	659	(42)	(2)	737	120	661	(59)	(2)	722
Other, net	27	227	—		254	83	259	—		342
Total Costs and Expenditures	7,363	1,123	(42)		8,444	7,046	1,115	(59)		8,102
Consolidated income before income taxes	6	179	—		185	216	221	—		437
Income tax expense	(4)	(43)	—		(47)	(70)	(53)	—		(123)
Equity income from unconsolidated affiliates	4	9	—		13	26	9	—		35
Net income	$6	$145	$—		$151	$172	$177	$—		$349
(1)Eliminations of Financial Services' interest income earned from Industrial Activities.
(2)Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	June 30, 2026					December 31, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,294	$574	$—		$1,868	$1,932	$646	$—		$2,578
Restricted cash	114	482	—		596	109	542	—		651
Trade receivables, net	232	6	(10)	(1)	228	226	10	(10)	(1)	226
Financing receivables, net	180	22,559	(219)	(2)	22,520	141	23,363	(399)	(2)	23,105
Financial receivables from Iveco Group N.V.	149	89	—		238	142	53	—		195
Inventories, net	5,081	90	—		5,171	4,564	87	—		4,651
Property, plant and equipment, net	2,186	4	—		2,190	2,178	3	—		2,181
Investments in unconsolidated affiliates	301	151	—		452	291	146	—		437
Equipment under operating leases, net	12	1,596	—		1,608	21	1,570	—		1,591
Goodwill	3,467	139	—		3,606	3,477	140	—		3,617
Other intangible assets, net	1,030	31	—		1,061	1,056	30	—		1,086
Deferred tax assets	1,070	274	(53)	(3)	1,291	1,046	208	(47)	(3)	1,207
Derivative assets	33	122	(11)	(4)	144	32	116	(6)	(4)	142
Other assets	1,220	101	(122)	(2)	1,199	1,112	100	(132)	(2)	1,080
Total Assets	$16,369	$26,218	$(415)		$42,172	$16,327	$27,014	$(594)		$42,747
Liabilities and Equity
Debt	$4,302	$21,979	$(315)	(1)(2)	$25,966	$4,385	$22,861	$(484)	(1)(2)	$26,762
Financial payables to Iveco Group N.V.	2	76	—		78	3	88	—		91
Trade payables	2,269	153	(10)	(1)	2,412	2,075	182	(10)	(1)	2,247
Deferred tax liabilities	14	53	(53)	(3)	14	17	47	(47)	(3)	17
Pension, postretirement and other postemployment benefits	326	6	—		332	360	6	—		366
Derivative liabilities	85	49	(11)	(4)	123	69	34	(6)	(4)	97
Other liabilities	4,441	979	(26)	(2)	5,394	4,491	898	(47)	(2)	5,342
Total Liabilities	11,439	23,295	(415)		34,319	11,400	24,116	(594)		34,922
Redeemable noncontrolling interest	59	—	—		59	53	—	—		53
Equity	4,871	2,923	—		7,794	4,874	2,898	—		7,772
Total Liabilities and Equity	$16,369	$26,218	$(415)		$42,172	$16,327	$27,014	$(594)		$42,747
(1)Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(2)Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(3)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(4)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income	$6	$145	$—		$151	$172	$177	$—		$349
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense, excluding assets under operating leases	230	3	—		233	206	2	—		208
Depreciation and amortization expense of assets under operating leases	1	98	—		99	3	95	—		98
Undistributed income (loss) from unconsolidated affiliates	120	(9)	(120)	(1)	(9)	140	(9)	(120)	(1)	11
Other non-cash items	25	187	—		212	33	150	—		183
Changes in operating assets and liabilities:
Provisions	(85)	2	—		(83)	(153)	—	—		(153)
Deferred income taxes	(22)	(50)	—		(72)	(11)	(19)	—		(30)
Trade and financing receivables, net	(3)	(6)	(1)	(2)	(10)	(63)	504	2	(2)	443
Inventories, net	(570)	134	—		(436)	(219)	168	—		(51)
Trade payables	205	(29)	1	(2)	177	16	(21)	(3)	(2)	(8)
Other assets and liabilities	(147)	65	—	(2)	(82)	(14)	(103)	1	(2)	(116)
Net cash provided (used) by operating activities	(240)	540	(120)		180	110	944	(120)		934
Cash Flows from Investing Activities
Additions to retail receivables	—	(3,290)	—		(3,290)	—	(3,701)	—		(3,701)
Collections of retail receivables	—	3,893	—		3,893	—	3,810	—		3,810
Expenditures for property, plant and equipment and intangible assets	(206)	(4)	—		(210)	(191)	(5)	—		(196)
Expenditures for assets under operating leases, net	—	(281)	—		(281)	—	(320)	—		(320)
Other, net	(228)	189	—		(39)	(448)	233	—		(215)
Net cash provided (used) by investing activities	(434)	507	—		73	(639)	17	—		(622)
Cash Flows from Financing Activities
Proceeds from long-term debt	789	5,891	—		6,680	900	5,368	—		6,268
Payments of long-term debt	(790)	(6,042)	—		(6,832)	(352)	(5,458)	—		(5,810)
Net increase (decrease) in other financial liabilities	236	(919)	—		(683)	(98)	(1,295)	—		(1,393)
Dividends paid	(127)	(120)	120	(1)	(127)	(321)	(120)	120	(1)	(321)
Purchase of treasury shares	(62)	—	—		(62)	(5)	—	—		(5)
Net cash provided (used) by financing activities	46	(1,190)	120		(1,024)	124	(1,505)	120		(1,261)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5)	11	—		6	185	45	—		230
Net decrease in cash, cash equivalents and restricted cash, end of period	(633)	(132)	—		(765)	(220)	(499)	—		(719)
Cash, cash equivalents and restricted cash, beginning of period	2,041	1,188	—		3,229	2,421	1,445	—		3,866
Cash, cash equivalents and restricted cash, end of period	$1,408	$1,056	$—		$2,464	$2,201	$946	$—		$3,147
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
As of June 30, 2026, CNH's primary non-GAAP financial measures are defined as follows:
Adjusted EBIT of Industrial Activities
Adjusted EBIT of Industrial Activities is defined as net income (loss) before: income taxes, Financial Services' results, Industrial Activities' interest expenses, net, foreign exchange gains/losses, finance and non-service component of pension and other postemployment benefit costs, restructuring and other transformation expenses, and certain non-recurring items. Such non-recurring items are specifically disclosed items that management considers rare or discrete events that are infrequent in nature and not reflective of ongoing operational activities.
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

Reconciliation of Adjusted EBIT to Net income
The reconciliation of Adjusted EBIT for Industrial Activities, a non-GAAP financial measure, to Net income, the most comparable U.S. GAAP financial measure is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025	2026	2025
Net income	$141	$217	$151	$349
Less: Income tax expense	(43)	(76)	(47)	(123)
Consolidated income before taxes	184	293	198	472
Less: Financial Services
Financial Services Net income	71	87	145	177
Financial Services Income taxes	17	25	43	53
Add back the following Industrial Activities Items
Interest expense, Industrial Activities, net of interest income and eliminations	41	26	64	51
Foreign exchange losses of Industrial Activities, net	1	9	3	14
Finance and non-service component of Pension and other postemployment benefit cost of Industrial Activities	2	3	6	7
Restructuring and other transformation expenses of Industrial Activities	27	5	31	11
Other discrete items of Industrial Activities(1)	—	—	8	—
Total Adjusted EBIT of Industrial Activities	$167	$224	$122	$325
(1)For the six months ended June 30, 2026, this item included an $8 million non-cash impairment on a minority investment.
Reconciliation of Net Debt to Total Debt
The reconciliation of Net Debt, a non-GAAP financial measure, to Total Debt, the most comparable U.S. GAAP financial measure is as follows:

	Industrial Activities		Financial Services		Consolidated
(All amounts in millions of dollars)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Third party debt	$(4,229)	$(4,104)	$(21,737)	$(22,658)	$(25,966)	$(26,762)
Intersegment notes payable	(73)	(281)	(242)	(203)	—	—
Financial payables to Iveco Group N.V.	(2)	(3)	(76)	(88)	(78)	(91)
Total Debt	(4,304)	(4,388)	(22,055)	(22,949)	(26,044)	(26,853)
Less:
Cash and cash equivalents	1,294	1,932	574	646	1,868	2,578
Restricted cash	114	109	482	542	596	651
Intersegment notes receivable	242	203	73	281	—	—
Financial receivables from Iveco Group N.V.	149	142	89	53	238	195
Derivatives	(15)	(23)	7	25	(8)	2
Net debt	$(2,520)	$(2,025)	$(20,830)	$(21,402)	$(23,350)	$(23,427)

B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Estimates" of our 2025 Annual Report. There have been no material changes to these estimates.
C. LIQUIDITY AND CAPITAL RESOURCES
The following discusses liquidity and capital resources, focusing on the Consolidated Statements of Cash Flows and Balance Sheets. Our capital-intensive operations are subject to seasonal fluctuations in dealer receivables and company inventories, with operating cash flows supplemented by external financing when needed. CNH continues to maintain strong liquidity and financial flexibility, supported by disciplined cash management and solid access to funding.
Liquidity

(All amounts in millions of dollars)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,868	$2,578
Restricted cash	596	651
Undrawn medium-term unsecured committed facilities	6,273	6,483
Net receivables from Iveco Group N.V.	160	104
Total available liquidity	$8,897	$9,816
Total available liquidity was $8,897 million as of June 30, 2026, a decrease of $919 million from December 31, 2025. The decrease primarily reflects lower Financial Services debt driven by reduced portfolio receivables and lower net income.
As of June 30, 2026, available committed unsecured facilities expiring after twelve months totaled approximately $6.3 billion ($6.5 billion as of December 31, 2025). Committed asset-backed facilities expiring after twelve months totaled approximately $3.1 billion as of June 30, 2026 ($3.7 billion as of December 31, 2025), of which $2.5 billion was utilized ($3.5 billion as of December 31, 2025).
On April 9, 2026, Standard & Poor's Global Ratings lowered CNH Industrial N.V. long-term issuer credit rating to 'BBB' from 'BBB+'. The Outlook is Stable.
On May 13, 2026, Fitch Ratings revised the Outlook on CNH Industrial N.V.'s Long-Term Issuer Default Rating to Negative from Stable and affirmed the Long-Term Issuer Default Rating and senior unsecured debt at 'BBB.'
As of June 30, 2026, the Company was in compliance with all covenants under its €3.25 billion committed revolving credit facility, which matures on April 18, 2031.
We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year.
Cash Flow Analysis

	Six Months Ended June 30,
(All amounts in millions of dollars)	2026	2025
Cash flow provided (used) by:
Operating activities	$180	$934
Investing activities	73	(622)
Financing activities	(1,024)	(1,261)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6	230
Net decrease in cash, cash equivalents and restricted cash	$(765)	$(719)
Net Cash provided by Operating Activities
Net cash provided by operating activities was $180 million for the six months ended June 30, 2026, compared with $934 million for the six months ended June 30, 2025. The year-over-year decrease primarily reflects lower net income and unfavorable changes in working capital.

Net Cash provided by/used in Investing Activities
Net cash provided by investing activities was $73 million for the six months ended June 30, 2026, compared with net cash used in investing activities of $622 million for the six months ended June 30, 2025. The year-over-year improvement reflects lower additions to retail receivables, which totaled $3,290 million in 2026 compared with $3,701 million in 2025, as well as favorable changes in other investing-related assets and liabilities. Expenditures for property, plant and equipment and intangible assets totaled $210 million, while investments in assets under operating leases totaled $281 million, with combined spending slightly below 2025 levels.
Net Cash used in Financing Activities
Net cash used in financing activities was $1,024 million for the six months ended June 30, 2026, compared with $1,261 million for the six months ended June 30, 2025. The year-over-year change reflects lower net cash outflows from other financial liabilities, which totaled $683 million in 2026 compared with $1,393 million in 2025, driven by lower wholesale facilities and short-term revolving lines. Net cash outflows related to long-term debt were $152 million in 2026, compared with net cash inflows of $458 million in 2025, reflecting fewer retail securitizations, reduced utilization of commercial paper and revolving credit facilities, and lower bond issuances. The improvement also benefitted from lower dividend payments, partially offset by higher treasury share repurchases.
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
SAFE HARBOR STATEMENT
This Quarterly Report includes all statements other than statements of historical fact contained in this filing, including competitive strengths, business strategy, future financial position or operating results, budgets, projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items, costs, and plans and objectives of management regarding operations and products, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements also include, but are not limited to, statements regarding the plans, objectives, strategies, financial performance and outlook, trends, and future performance of CNH and its subsidiaries on a standalone basis. These statements may include terminology such as "may", "will", "expect", "could", "should", "intend", "estimate", "anticipate", "believe", "outlook", "continue", "remain", "on track", "design", "target", "objective", "goal", "forecast", "projection", "prospects", "plan", or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views, expectations, estimates, and assumptions, including, in some cases, estimates and data received from third parties, and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or if any other assumptions underlying any of the forward-looking statements prove to be incorrect, actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other postemployment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
The foregoing list of factors is not exhaustive. CNH expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this document to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based. Further information concerning CNH including factors that potentially could materially affect CNH's financial results, is included in CNH's reports and filings with the U.S. SEC.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk" of our 2025 Annual Report. There has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, such controls.
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
The Company's purchases of its common shares under its buyback programs during the three months ended June 30, 2026, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
4/1/2026 - 4/30/2026	1,956,102	10.42	203,144,301
5/1/2026 - 5/31/2026	1,165,359	10.31	191,132,681
6/1/2026 - 6/30/2026	405,458	9.88	187,128,621
Total	3,526,919
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
August 3, 2026