Form 10-Q
period 2026-09-30
CNH Industrial N.V.
filed 2026-11-09
CIK 1567094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes ☑ No
As of September 30, 2026, 1,235,413,682 common shares, par value €0.01 per share, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(All amounts in millions of dollars, except per share amounts)	2026	2025	2026	2025
Revenues
Net sales	$3,684	$3,702	$10,997	$10,895
Finance, interest and other income	670	697	1,986	2,043
Total Revenues	4,354	4,399	12,983	12,938
Costs and Expenditures
Cost of goods sold	2,887	2,995	8,888	8,756
Selling, general and administrative expenses	490	549	1,449	1,413
Research and development expenses	223	281	685	683
Restructuring and other transformation expenses	16	3	47	14
Interest expense	358	378	1,095	1,100
Other, net	153	142	407	484
Total Costs and Expenditures	4,127	4,348	12,571	12,450
Consolidated income before income taxes	227	51	412	488
Income tax expense	(204)	(1)	(251)	(124)
Equity income from unconsolidated affiliates	12	17	25	52
Net income	35	67	186	416
Net income (loss) attributable to noncontrolling interests	5	(13)	11	(8)
Net income attributable to CNH Industrial N.V.	$30	$80	$175	$424

Earnings per share attributable to CNH Industrial N.V.
Basic earnings per share	$0.02	$0.06	$0.14	$0.34
Diluted earnings per share	$0.02	$0.06	$0.14	$0.34
Weighted-average shares outstanding
Basic	1,236	1,250	1,238	1,249
Diluted	1,239	1,253	1,241	1,253

Cash dividends declared per common share	$—	$—	$0.10	$0.25

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2026 and December 31, 2025
(Unaudited)

(All amounts in millions of dollars)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,590	$2,578
Restricted cash	635	651
Trade receivables, net	217	226
Financing receivables, net	22,273	23,105
Financial receivables from Iveco Group N.V.	218	195
Inventories, net	5,134	4,651
Property, plant and equipment, net	2,189	2,181
Equipment under operating leases, net	1,627	1,591
Investments in unconsolidated affiliates	463	437
Goodwill	3,607	3,617
Other intangible assets, net	1,053	1,086
Deferred tax assets	1,104	1,207
Derivative assets	139	142
Other assets	1,203	1,080
Total Assets	$41,452	$42,747
Liabilities and Equity
Debt	$25,478	$26,762
Financial payables to Iveco Group N.V.	47	91
Trade payables	2,148	2,247
Deferred tax liabilities	13	17
Pension, postretirement and other postemployment benefits	319	366
Derivative liabilities	197	97
Other liabilities	5,363	5,342
Total Liabilities	33,565	34,922
Redeemable noncontrolling interest	63	53
Common shares, €0.01, par value; outstanding 1,235,413,682 common shares and 370,432,786 loyalty program special voting shares as of 09/30/2026; and outstanding 1,242,064,719 common shares and 370,457,350 loyalty program special voting shares as of 12/31/2025	25	25
Treasury stock, at cost; 128,986,514 shares as of 09/30/2026 and 122,335,477 as of 12/31/2025	(1,484)	(1,422)
Additional paid-in capital	1,371	1,388
Retained earnings	10,557	10,506
Accumulated other comprehensive loss	(2,683)	(2,767)
Noncontrolling interests	38	42
Equity	7,824	7,772
Total Liabilities and Equity	$41,452	$42,747

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	2026	2025
Net income	$35	$67	$186	$416
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	6	(37)	(50)	(28)
Changes in retirement plans' funded status	2	(1)	8	(6)
Foreign currency translation	7	15	132	15
Share of other comprehensive income (loss) of entities using the equity method	—	(1)	(6)	27
Other comprehensive income (loss), net of tax	15	(24)	84	8
Comprehensive income	50	43	270	424
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	(16)	11	(4)
Comprehensive income attributable to CNH Industrial N.V.	$44	$59	$259	$428

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025
Cash Flows from Operating Activities
Net income	$186	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense, excluding assets under operating leases	351	318
Depreciation and amortization expense of assets under operating leases	148	147
Undistributed (income) loss from unconsolidated affiliates	(19)	2
Deferred income taxes	108	9
Other non-cash items	324	389
Changes in operating assets and liabilities:
Provisions	(151)	(212)
Trade and financing receivables, net	288	948
Inventories, net	(306)	(92)
Trade payables	(91)	(161)
Other assets and liabilities	28	(171)
Net cash provided by operating activities	866	1,593
Cash Flows from Investing Activities
Additions to retail receivables	(5,020)	(5,605)
Collections of retail receivables	5,547	5,575
Expenditures for property, plant and equipment and intangible assets	(340)	(330)
Expenditures for assets under operating leases, net	(430)	(456)
Other, net	(49)	(272)
Net cash used in investing activities	(292)	(1,088)
Cash Flows from Financing Activities
Proceeds from long-term debt	9,073	10,092
Payments of long-term debt	(10,235)	(9,359)
Net decrease in other financial liabilities	(206)	(1,990)
Dividends paid	(129)	(322)
Purchase of treasury shares	(87)	(55)
Net cash used in financing activities	(1,584)	(1,634)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6	219
Net decrease in cash, cash equivalents and restricted cash	(1,004)	(910)
Cash, cash equivalents and restricted cash, beginning of period	3,229	3,866
Cash, cash equivalents and restricted cash, end of period	$2,225	$2,956

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,590	$2,303
Restricted cash	635	653
Total cash, cash equivalents and restricted cash	$2,225	$2,956

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2026
(Unaudited)

(All amounts in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance as of December 31, 2025	$25	$(1,422)	$1,388	$10,506	$(2,767)	$42	$7,772	$53
Net income (loss)	—	—	—	7	—	(1)	6	4
Other comprehensive income (loss), net of tax	—	—	—	—	65	(1)	64	—
Dividends paid	—	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	(26)	—	—	—	—	(26)	—
Common shares issued from treasury stock for share-based compensation	—	5	(5)	—	—	—	—	—
Share-based compensation expense	—	—	(1)	—	—	—	(1)	—
Other changes	—	—	(3)	—	—	—	(3)	—
Balance as of March 31, 2026	25	(1,443)	1,379	10,513	(2,702)	40	7,812	56
Net income (loss)	—	—	—	138	—	(2)	136	5
Other comprehensive income, net of tax	—	—	—	—	5	—	5	—
Dividends paid	—	—	—	(124)	—	—	(124)	(2)
Purchase of treasury stock	—	(36)	—	—	—	—	(36)	—
Common shares issued from treasury stock for share-based compensation	—	20	(20)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	—	(6)	—	—	—	(6)	—
Balance as of June 30, 2026	25	(1,459)	1,360	10,527	(2,697)	38	7,794	59
Net income (loss)	—	—	—	30	—	(1)	29	6
Other comprehensive income, net of tax	—	—	—	—	14	1	15	—
Dividends paid	—	—	—	—	—	—	—	(2)
Purchase of treasury stock	—	(25)	—	—	—	—	(25)	—
Share-based compensation expense	—	—	9	—	—	—	9	—
Other changes	—	—	2	—	—	—	2	—
Balance as of September 30, 2026	$25	$(1,484)	$1,371	$10,557	$(2,683)	$38	$7,824	$63

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2025
(Unaudited)

(All amounts in millions of dollars)	Common Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$25	$(1,386)	$1,415	$10,309	$(2,712)	$62	$7,713	$55
Net income (loss)	—	—	—	131	—	(2)	129	3
Other comprehensive income, net of tax	—	—	—	—	57	3	60	—
Dividends paid	—	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	(5)	—	—	—	—	(5)	—
Common shares issued from treasury stock for share-based compensation	—	26	(26)	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	5	—
Balance as of March 31, 2025	25	(1,365)	1,394	10,440	(2,655)	63	7,902	57
Net income (loss)	—	—	—	213	—	(1)	212	5
Other comprehensive income (loss), net of tax	—	—	—	—	(32)	4	(28)	—
Dividends paid	—	—	—	(313)	—	—	(313)	(7)
Common shares issued from treasury stock for share-based compensation	—	22	(22)	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	7	—
Other changes	—	—	(1)	—	—	—	(1)	—
Balance as of June 30, 2025	25	(1,343)	1,378	10,340	(2,687)	66	7,779	55
Net income (loss)	—	—	—	80	—	(19)	61	6
Other comprehensive loss, net of tax	—	—	—	—	(22)	(2)	(24)	—
Dividends paid	—	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	(50)	—	—	—	—	(50)	—
Common shares issued from treasury stock for share-based compensation	—	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	10	—	—	—	10	—
Other changes	—	—	1	—	—	—	1	—
Balance as of September 30, 2025	$25	$(1,392)	$1,388	$10,420	$(2,709)	$45	$7,777	$60

See accompanying Notes to Consolidated Financial Statements.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 1. BASIS OF PRESENTATION
CNH Industrial N.V. ("CNH" or the "Company") has prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the annual report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). Results of operations and cash flows for interim periods are not necessarily indicative of full‑year results.
There have been no material changes to the Company’s organization, accounting policies, or geographic region definitions from those described in the 2025 Annual Report.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation. Such reclassifications had no effect on previously reported net income, total assets, total liabilities, shareholders' equity, or cash flows.
IEEPA Tariff Refunds
The Company accounts for tariff refunds as gain contingencies and, accordingly, does not recognize such amounts until realization is assured or substantially complete. For refund claims related to tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), the Company recognizes the benefit upon receipt of the refund following approval by U.S. Customs and Border Protection. Tariff refunds are recorded as a reduction of "Cost of goods sold" or "Inventories, net" as applicable.
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 3. REVENUE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Agriculture	$2,907	$2,963	$8,780	$8,792
Construction	777	739	2,217	2,103
Total Net sales of Industrial Activities	3,684	3,702	10,997	10,895
Financial Services	665	684	1,967	2,020
Eliminations and other	5	13	19	23
Total Revenues	$4,354	$4,399	$12,983	$12,938

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from:
Sales of goods	$3,665	$3,687	$10,946	$10,857
Rendering of services and other revenues	19	15	51	38
Revenues from sales of goods and services	3,684	3,702	10,997	10,895
Finance and interest income	518	555	1,563	1,596
Rents and other income on operating lease	152	142	423	447
Finance, interest and other income	670	697	1,986	2,043
Total Revenues	$4,354	$4,399	$12,983	$12,938
Contract liabilities, primarily related to extended warranties recorded in "Other liabilities", were $170 million as of September 30, 2026 ($122 million as of December 31, 2025). Revenue recognized from beginning-of-period relating to contract liabilities was $2 million and $17 million for the three and nine months ended September 30, 2026, respectively, compared to $6 million and $15 million for the three and nine months ended September 30, 2025.
The aggregate transaction price allocated to remaining performance obligations was $170 million as of September 30, 2026 ($122 million as of December 31, 2025). CNH expects to recognize 19% and 57% of these obligations as revenue within the next 12 and 36 months, respectively (27% and 81% as of December 31, 2025).
Note 4. VARIABLE INTEREST ENTITIES
Certain assets and liabilities of consolidated variable interest entities ("VIEs") included in the Consolidated Balance Sheets. The assets may be used only to settle obligations of the consolidated VIEs, and the liabilities represent third party liabilities of the consolidated VIEs for which creditors have no recourse to CNH's general credit.

	September 30, 2026	December 31, 2025
Restricted cash	$519	$541
Financing receivables, net	9,600	10,248
Total Assets	$10,119	$10,789
Debt	$9,227	$10,025
Total Liabilities	$9,227	$10,025

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 5. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS attributable to common shareholders
Net income attributable to CNH Industrial N.V.	$30	$80	$175	$424
Weighted-average common shares outstanding—basic	1,236	1,250	1,238	1,249
Basic earnings per share	$0.02	$0.06	$0.14	$0.34
Diluted EPS attributable to common shareholders
Weighted-average common shares outstanding—basic	1,236	1,250	1,238	1,249
Dilutive effect of stock compensation plans	3	3	3	4
Weighted-average common shares outstanding—diluted(1)	1,239	1,253	1,241	1,253
Diluted earnings per share	$0.02	$0.06	$0.14	$0.34
(1)For the three and nine months ended September 30, 2026 and 2025, no shares were excluded from the computation of diluted earnings per share, as all shares were dilutive.
Note 6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS
Net periodic benefit cost (income) of defined benefit pension plans and postretirement health and life insurance plans includes the following components:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Pension	Healthcare and Other	Pension	Healthcare and Other
Service cost	$1	$2	$2	$2
Interest cost	12	3	13	3
Expected return on assets	(14)	(1)	(12)	(1)
Amortization of:
Prior service cost (credit)	1	—	—	(5)
Actuarial loss (gain)	5	(2)	5	1
Net periodic benefit cost	$5	$2	$8	$—

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Pension	Healthcare and Other	Pension	Healthcare and Other
Service cost	$5	$4	$6	$5
Interest cost	38	8	40	9
Expected return on assets	(43)	(2)	(37)	(3)
Amortization of:
Prior service cost (credit)	1	—	1	(15)
Actuarial loss (gain)	14	(5)	15	1
Net periodic benefit cost (income)	$15	$5	$25	$(3)

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 7. INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2026 were 89.9% and 60.9%, respectively, compared with 2.0% and 25.4% for the three and nine months ended September 30, 2025. The increases were primarily driven by a $156 million non-cash valuation allowance charge recorded in the third quarter of 2026 against deferred tax assets ("DTAs") in CNH's Financial Services segment in Brazil. The valuation allowance was recorded based on a period of sustained losses in Brazil and other available evidence indicating that sufficient future taxable income may not be generated to realize these DTAs.
Note 8. SEGMENT REPORTING
The Company operates three reportable segments: Agriculture, Construction, and Financial Services. The Agriculture and Construction segments are collectively referred to as "Industrial Activities". Segment information is prepared in accordance with the internal reporting provided to the Chief Operating Decision Maker ("CODM"), who is the Company's Chief Executive Officer. The CODM evaluates the Agriculture and Construction segments based on Adjusted Earnings before Interest and Taxes ("EBIT") and evaluates the Financial Services segment based on Income before income taxes. Adjusted EBIT is a non-GAAP financial measure. A reconciliation to the most directly comparable GAAP measure is provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". There were no changes to the Company’s reportable segments or to the methods used to measure segment results during the quarter.

	Three Months Ended September 30, 2026
	Agriculture	Construction	Financial Services	Total
Net sales	$2,907	$777	$—
Finance, interest and other income (Financial Services)	—	—	665
Total Revenues	2,907	777	665
Cost of goods sold	(2,259)	(628)	—
Selling, general and administrative expenses(1)	(284)	(58)	(123)
Research and development expenses	(197)	(26)	—
Interest expense (Financial Services)	—	—	(323)
Other, net (Financial Services)	—	—	(132)
Equity income from unconsolidated affiliates	6	—	6
Adjusted EBIT [A]	173	65	n/a
Income before income taxes [B]	n/a	n/a	93
Segment profit (loss) [C=A+B]				$331
Interest expenses, net (excluding Financial Services)				$(30)
Restructuring and other transformation expenses (Industrial Activities)				(16)
Foreign exchange losses, net (Industrial Activities)				(5)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(5)
Unallocated amounts				(36)
Income tax expense				(204)
Net income				$35

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended September 30, 2025
	Agriculture	Construction	Financial Services	Total
Net sales	$2,963	$739	$—
Finance, interest and other income (Financial Services)	—	—	684
Total Revenues	2,963	739	684
Cost of goods sold	(2,352)	(632)	—
Selling, general and administrative expenses(1)	(280)	(66)	(168)
Research and development expenses	(205)	(27)	—
Interest expense (Financial Services)	—	—	(339)
Other, net (Financial Services)	—	—	(122)
Equity income from unconsolidated affiliates	11	—	6
Adjusted EBIT [A]	137	14	n/a
Income before income taxes [B]	n/a	n/a	62
Segment profit [C=A+B]				$213
Interest expenses, net (excluding Financial Services)				$(26)
Restructuring and other transformation expenses (Industrial Activities)				(4)
Foreign exchange losses, net (Industrial Activities)				(5)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(4)
Unallocated amounts				(47)
Other discrete items of Industrial Activities(2)				(59)
Income tax expense				(1)
Net income				$67

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2026
	Agriculture	Construction	Financial Services	Total
Net sales	$8,780	$2,217	$—
Finance, interest and other income	—	—	1,967
Total Revenues	8,780	2,217	1,967
Cost of goods sold	(6,991)	(1,897)	—
Selling, general and administrative expenses(1)	(826)	(186)	(360)
Research and development expenses	(603)	(82)	—
Interest expense (Financial Services)	—	—	(982)
Other, net (Financial Services)	—	—	(359)
Equity income from unconsolidated affiliates	10	—	15
Adjusted EBIT [A]	370	52	n/a
Income before income taxes [B]	n/a	n/a	281
Segment profit/(loss) [C=A+B]				$703
Interest expenses, net (excluding Financial Services)				$(94)
Restructuring and other transformation expenses (Industrial Activities)				(47)
Foreign exchange losses, net (Industrial Activities)				(8)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(11)
Unallocated amounts				(98)
Other discrete items of Industrial Activities(2)				(8)
Income tax expense				(251)
Net income				$186

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2025
	Agriculture	Construction	Financial Services	Total
Net sales	$8,792	$2,103	$—
Finance, interest and other income	—	—	2,020
Total Revenues	8,792	2,103	2,020
Cost of goods sold	(6,958)	(1,787)	—
Selling, general and administrative expenses(1)	(770)	(181)	(363)
Research and development expenses	(562)	(72)	—
Interest expense (Financial Services)	—	—	(1,000)
Other, net (Financial Services)	—	—	(381)
Equity income from unconsolidated affiliates	37	—	15
Adjusted EBIT [A]	539	63	n/a
Income before income taxes [B]	n/a	n/a	292
Segment profit [C=A+B]				$894
Interest expenses, net (excluding Financial Services)				$(77)
Restructuring and other transformation expenses (Industrial Activities)				(15)
Foreign exchange losses, net (Industrial Activities)				(19)
Finance and non-service component of Pension and other postemployment benefit costs (Industrial Activities)				(11)
Unallocated amounts				(173)
Other discrete items of Industrial Activities(2)				(59)
Income tax expense				(124)
Net income				$416
(1)For the three and nine months ended September 30, 2026, this item included risk costs for the Financial Services segment of $85 million and $250 million, respectively, and $132 million and $263 million for the three and nine months ended September 30, 2025.
(2)For the nine months ended September 30, 2026, this item included an $8 million non-cash impairment on a minority investment. For the three and nine months ended September 30, 2025, this item includes a $49 million impairment charge related to in-process research and development (“IPR&D”) assets from the 2023 Bennamann acquisition and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

There are no segment assets reported to the CODM for assessing performance and allocating resources. However, the CODM reviews expenditures for long-lived assets by operating segment, therefore, this information is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Agriculture	$2,907	$2,963	$8,780	$8,792
Construction	777	739	2,217	2,103
Net sales	3,684	3,702	10,997	10,895
Financial Services	665	684	1,967	2,020
Eliminations and other	5	13	19	23
Total Revenues	$4,354	$4,399	$12,983	$12,938
Depreciation and amortization(1):
Agriculture	$101	$94	$302	$274
Construction	15	14	43	39
Other activities and adjustments	—	—	1	1
Depreciation and amortization of Industrial Activities	116	108	346	314
Financial Services	2	2	5	4
Total Depreciation and amortization	$118	$110	$351	$318
Capital expenditures for property, plant and equipment and intangible assets:
Agriculture	$110	$114	$299	$279
Construction	17	16	34	42
Total Industrial Activities capital expenditures	127	130	333	321
Financial Services	3	4	7	9
Total capital expenditures	$130	$134	$340	$330
(1)Excluding operating lease right-of-use assets and related lease amortization.

	September 30, 2026	December 31, 2025
Inventories:
Agriculture	$3,873	$3,635
Construction	1,185	928
Financial Services	76	88
Total Inventories, net	$5,134	$4,651
Equity method investments:
Agriculture	$271	$255
Construction	5	—
Financial Services	155	146
Total Equity method investments	$431	$401

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 9. RECEIVABLES
Financing Receivables, net

	September 30, 2026	December 31, 2025
Retail	$14,037	$14,616
Wholesale	8,162	8,437
Other	74	52
Total	$22,273	$23,105
Unearned finance income and unamortized deferred fees and costs were $645 million and $722 million as of September 30, 2026 and December 31, 2025, respectively. Allowance for credit losses were $702 million and $572 million as of September 30, 2026 and December 31, 2025, respectively.
Transfers of Financial Assets

	September 30, 2026	December 31, 2025
Retail	$7,521	$8,041
Wholesale	4,882	5,053
Total	$12,403	$13,094
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Allowance for Credit Losses

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Retail	Wholesale	Retail	Wholesale
Balance as of beginning of period	$611	$48	$489	$51
Provision	85	—	129	3
Charge-offs	(55)	(6)	(70)	(1)
Recoveries	18	—	14	—
Foreign currency translation	(2)	3	12	1
Balance as of end of period	$657	$45	$574	$54

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Retail	Wholesale	Retail	Wholesale
Balance as of beginning of period	$518	$54	$376	$48
Provision	256	(6)	260	3
Charge-offs	(163)	(7)	(130)	(2)
Recoveries	28	1	21	1
Foreign currency translation	18	3	47	4
Balance as of end of period	$657	$45	$574	$54
As of September 30, 2026, the allowance for credit losses included increases in retail reserves of $53 million for Brazil and $23 million for North America as compared to September 30, 2025. The increase for Brazil reflects market conditions, primarily related to current crop prices, flooding and drought events. The increase for North America is due to higher delinquencies and continued elevated loss trends. The provision for credit losses is included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations.
CNH monitors the credit quality of its receivables based on delinquency status. Receivables are considered past due when scheduled principal or interest payments have not been received by the due date, with delinquency reported for receivables more than 30 days past due. Non-performing financing receivables represent receivables for which CNH has ceased accruing finance income. These receivables are generally 90 days past due and no longer accrue finance income. Interest income charged for the three and nine months ended September 30, 2026 was not material.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

The aging of financing receivables and gross charge-offs by vintage, net of allowance for credit losses, as of September 30, 2026 was as follows, with gross charge‑offs representing amounts written off during the period:

	Current	31-60 Days Past Due	61-90 Days Past Due	Total Performing	Non- Performing	Total	Gross Charge-offs
Retail:
North America
2026				$3,174	$3	$3,177	$7
2025				2,796	6	2,802	10
2024				1,759	6	1,765	17
2023				886	5	891	11
2022				414	2	416	4
Prior to 2022				184	2	186	2
Total	9,141	57	15	9,213	24	9,237	51
South America
2026				578	2	580	—
2025				805	30	835	1
2024				781	72	853	8
2023				577	89	666	50
2022				206	34	240	35
Prior to 2022				99	16	115	16
Total	2,942	69	35	3,046	243	3,289	110
Asia Pacific
2026				402	—	402	—
2025				504	2	506	—
2024				314	1	315	1
2023				178	1	179	1
2022				84	1	85	—
Prior to 2022				13	—	13	—
Total	1,476	10	9	1,495	5	1,500	2
Europe, Middle East and Africa ("EMEA")	3	—	—	3	8	11	—
Total Retail	$13,562	$136	$59	$13,757	$280	$14,037	$163
Wholesale:
North America	$4,353	$—	$—	$4,353	$2	$4,355	$1
South America	860	1	2	863	2	865	—
Asia Pacific	1,009	2	1	1,012	1	1,013	1
EMEA	1,919	4	2	1,925	4	1,929	5
Total Wholesale	$8,141	$7	$5	$8,153	$9	$8,162	$7

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
Retail:
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
Wholesale:
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

As of September 30, 2026 and 2025, modifications of retail and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months ended September 30, 2026 and 2025 were not significant.
Due to challenging market conditions in Brazil, where farmers' profitability is under pressure as global commodity prices decline while production costs continue to rise, CNH has offered payment refinancing to certain customers. These refinancings are considered insignificant contract adjustments and are not treated as modifications. Customers are required to make partial payments on their outstanding installments to qualify for refinancing. As of September 30, 2026, $167 million of installments were refinanced related to $602 million of retail Agricultural receivables, compared with $126 million of installments related to $513 million as of December 31, 2025. These refinanced receivables demonstrated a higher delinquency rate, specifically those greater than 90 days past due, compared to non-refinanced receivables within the portfolio. CNH has taken this into account when provisioning for credit losses.
Note 10. INVENTORIES

	September 30, 2026	December 31, 2025
Raw materials	$1,410	$1,297
Work-in-process	565	430
Finished goods	3,159	2,924
Total inventories, net	$5,134	$4,651
Inventories are stated at net realizable value and are presented net of allowances of $359 million and $399 million as of September 30, 2026 and December 31, 2025, respectively.
Note 11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

	September 30, 2026	December 31, 2025
Equity method	$431	$401
Other investments, at carrying value	32	36
Total	$463	$437
Note 12. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Agriculture	Construction	Financial Services	Total
Balance as of December 31, 2025	$3,427	$50	$140	$3,617
Foreign currency translation and other	(7)	(2)	(1)	(10)
Balance as of September 30, 2026	$3,420	$48	$139	$3,607

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Other Intangibles

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Dealer networks	$217	$204	$13	$217	$204	$13
Patents, concessions, licenses and other	934	630	304	943	607	336
Capitalized software	1,445	1,175	270	1,394	1,107	287
	2,596	2,009	587	2,554	1,918	636
Other intangible assets not subject to amortization:
In-process research and development	32	—	32	31	—	31
Software in-progress	162	—	162	147	—	147
Trademarks	272	—	272	272	—	272
Total other intangible assets	$3,062	$2,009	$1,053	$3,004	$1,918	$1,086
CNH recorded amortization expense of $45 million and $134 million for the three and nine months ended September 30, 2026, respectively, and $43 million and $127 million for the three and nine months ended September 30, 2025, respectively.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 13. DEBT

	Currency	Face value of outstanding bonds	Issue Date	Coupon	Maturity	Outstanding amount
Industrial Activities
Euro Medium Term Notes:
CNH Industrial Finance Europe S.A.(1)	EUR	600	March 25, 2019	1.750%	March 25, 2027	$681
CNH Industrial Finance Europe S.A.(1)	EUR	50	April 21, 2016	3.875%	April 21, 2028	56
CNH Industrial Finance Europe S.A.(1)	EUR	500	July 3, 2019	1.625%	July 3, 2029	568
CNH Industrial Finance Europe S.A.(1)	EUR	50	July 15, 2019	2.200%	July 15, 2039	57
CNH Industrial N.V.(2)	EUR	750	June 11, 2024	3.750%	June 11, 2031	851
CNH Industrial N.V.(2)	EUR	500	November 26, 2025	3.625%	January 26, 2033	568
CNH Industrial N.V.(2)	EUR	500	September 3, 2025	3.875%	September 3, 2035	568
Other Bonds:
CNH Industrial N.V.(3)	USD	500	November 14, 2017	3.850%	November 15, 2027	500
Hedging effects, bond premium/discount, and unamortized issuance costs						(70)
Total Industrial Activities						$3,779
Financial Services
CNH Industrial Capital LLC	USD	500	October 9, 2024	4.500%	October 8, 2027	$500
CNH Industrial Capital LLC	USD	500	March 21, 2025	4.750%	March 21, 2028	500
CNH Industrial Capital LLC	USD	600	April 10, 2023	4.550%	April 10, 2028	600
CNH Industrial Capital LLC	USD	500	September 13, 2023	5.500%	January 12, 2029	500
CNH Industrial Capital LLC	USD	600	March 21, 2024	5.100%	April 20, 2029	600
CNH Industrial Capital LLC	USD	500	September 29, 2025	4.500%	October 16, 2030	500
CNH Industrial Capital LLC	USD	500	January 8, 2026	4.375%	March 7, 2031	500
CNH Industrial Capital LLC	USD	600	June 25, 2026	4.950%	June 25, 2031	600
CNH Industrial Capital Australia Pty Ltd.(4)	AUD	800	2024/2026	4.700% 5.800%	2027/2029	558
CNH Industrial Capital Canada Ltd.	CAD	400	March 25, 2024	4.800%	March 25, 2027	282
CNH Industrial Capital Canada Ltd.	CAD	300	October 10, 2024	4.000%	April 11, 2028	211
CNH Industrial Capital Canada Ltd.	CAD	500	June 5, 2025	3.750%	June 5, 2029	353
CNH Industrial Capital Canada Ltd.	CAD	450	June 29, 2026	3.800%	January 22, 2030	317
CNH Industrial Capital Canada Ltd.	CAD	200	September 25, 2026	4.000%	September 25, 2028	141
CNH Industrial Capital Canada Ltd.	CAD	350	September 25, 2026	4.400%	September 25, 2030	247
CNH Industrial Capital Argentina S.A.(5)	USD	156	2024/2026	6.000% 8.250%	2026/2029	156
Banco CNH Industrial Capital S.A.(6)	BRL	2,876	2021/2025	12.010% 17.070%	2026/2032	556
Hedging effects, bond premium/discount, and unamortized issuance costs						(79)
Total Financial Services						$7,042
(1)Bond listed on the regulated market of Euronext Dublin.
(2)Bond listed on the Global Exchange Market of Euronext Dublin.
(3)Bond listed on the New York Stock Exchange.
(4)Comprised of 4 bonds issued that range in coupon rates of 4.700% and 5.800% and mature between May 17, 2027 and June 4, 2029.
(5)Comprised of 5 bonds issued that range in coupon rates of 6.000% and 8.250% and mature between November 12, 2026 and February 9, 2029.
(6)Comprised of 18 bonds issued that range in coupon rates of 12.010% and 17.070% and mature between October 17, 2026 and December 22, 2032.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	September 30, 2026			December 31, 2025
	Industrial Activities	Financial Services	Consolidated	Industrial Activities	Financial Services	Consolidated
Total bonds	$3,779	$7,042	$10,821	$3,917	$6,802	$10,719
Asset-backed debt	—	10,325	10,325	—	11,294	11,294
Other debt	293	4,039	4,332	187	4,562	4,749
Intersegment debt	191	274	—	281	203	—
Total Debt	4,263	21,680	25,478	4,385	22,861	26,762
Financial payables to Iveco Group N.V.	2	45	47	3	88	91
Total Debt (including Financial payables to Iveco Group N.V.)	$4,265	$21,725	$25,525	$4,388	$22,949	$26,853
Total Debt, including Financial payables to Iveco Group N.V., decreased $1,328 million compared to December 31, 2025. The decrease was primarily driven by a decrease in asset-backed debt due to lower portfolio receivables.
On September 25, 2026, CNH Industrial Capital Canada Ltd. issued $141 million (CAD 200 million) aggregate principal amount of 4.000% notes due September 25, 2028 and $247 million (CAD 350 million) aggregate principal amount of 4.400% notes due September 25, 2030. The net proceeds from the issuance were used for general corporate purposes, including the refinancing of maturing indebtedness.
Note 14. SUPPLY CHAIN FINANCE PROGRAMS
Outstanding remaining obligations of the supply chain finance ("SCF") programs as of September 30, 2026 and December 31, 2025 were $98 million and $95 million, respectively. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. These balances are included within "Trade payables" in our Consolidated Balance Sheets and are reflected as "Cash Flows from Operating Activities" in our Consolidated Statements of Cash Flows when settled.
Note 15. OTHER LIABILITIES

	September 30, 2026	December 31, 2025
Marketing and sales incentive programs	$1,860	$1,930
Accrued expenses and deferred income	930	843
Warranty and campaign programs	579	641
Accrued employee benefits	502	459
Legal reserves and other provisions	422	419
Lease liabilities	318	272
Tax payables	258	323
Contract liabilities	170	122
Restructuring reserves	11	15
Other	313	318
Total	$5,363	$5,342

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Warranty and Campaign Programs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance as of beginning of period	$626	$668	$641	$633
Current year additions	96	133	339	411
Claims paid	(144)	(142)	(396)	(421)
Currency translation adjustment and other	1	—	(5)	36
Balance as of end of period	$579	$659	$579	$659
Restructuring Reserves
Restructuring reserves were $11 million and $15 million as of September 30, 2026 and December 31, 2025, respectively. The Company incurred restructuring expenses of $11 million and $39 million during the three and nine months ended September 30, 2026, respectively, and $3 million and $14 million during the three and nine months ended September 30, 2025. Restructuring expenses primarily related to severance, facility-related costs, and contract termination costs incurred for programs that materially change either the scope of a business undertaken by the Company, or the manner in which that business is conducted.
The following table summarizes the movement in Restructuring reserves:

	Severance and Other Employee Costs	Facility Related Costs	Other Restructuring(1)	Total
Balance as of December 31, 2025	$8	$5	$2	$15
Restructuring charges	13	7	19	39
Reserves utilized: cash	(13)	(5)	(19)	(37)
Reserves utilized: non-cash	—	(5)	(1)	(6)
Balance as of September 30, 2026	$8	$2	$1	$11
(1)Other Restructuring costs also include contract termination costs related to our dealer network optimization initiatives and other actions undertaken to improve operational efficiency.
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
Investigation, analysis and remediation of environmental sites is a time-consuming activity. The Company expects such costs to be incurred and claims to be resolved over an extended period that could exceed 30 years for some sites. As of September 30, 2026 and December 31, 2025, environmental reserves of approximately $20 million and $24 million, respectively, were established to address these specific estimated potential liabilities. Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.
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
Guarantees
CNH provided guarantees on the debt or commitments of third parties and performance guarantees in the interest of non-consolidated affiliates as of September 30, 2026 and December 31, 2025 totaling $146 million and $119 million, respectively.
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Foreign Exchange Derivatives
CNH conducts its business on a global basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities, and expected inventory purchases and sales. CNH uses foreign exchange forward contracts and swaps to manage and preserve the economic value of cash flows in a currency different from the functional currency of the relevant legal entity. Derivative instruments utilized to hedge the foreign currency risk associated with anticipated inventory purchases and sales in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments are deferred in "Accumulated other comprehensive income/(loss)" and recognized in "Net income (loss)" when the related transaction occurs. If a derivative instrument is terminated because the hedge relationship is no longer effective or because the hedged item is a forecasted transaction that is no longer determined to be probable, the cumulative amount recorded in "Accumulated other comprehensive income (loss)" is recognized immediately in "Net income (loss)". Such amounts were insignificant for the three and nine months ended September 30, 2026 and 2025.
CNH also uses forwards and swaps to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and not designated as hedging instruments. The changes in the fair values of these instruments are recognized directly in income in "Other, net" and are expected to offset the foreign exchange gains or losses on the exposures being managed.
All of CNH's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's foreign exchange derivatives was $5.5 billion and $3.6 billion as of September 30, 2026 and December 31, 2025, respectively.
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
CNH also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to CNH's committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in "Net income (loss)". Net gains and losses on these instruments were insignificant for the three and nine months ended September 30, 2026 and 2025.
All of CNH's interest rate derivatives outstanding as of September 30, 2026 and December 31, 2025 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of CNH's interest rate derivatives was approximately $9.6 billion as of September 30, 2026 and $11.1 billion as of December 31, 2025, respectively.

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Financial Statement Impact of Derivatives
The following tables summarize the gross impact of changes in the fair value of derivatives designated as cash flow hedges recognized in "Accumulated other comprehensive loss" and "Net income":

		Recognized in Net income
For the Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated other comprehensive loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated other comprehensive loss
2026
Foreign exchange contracts	$(17)
		Net sales	$(2)
		Cost of goods sold	(27)
		Other, net	—
Interest rate contracts	8	Interest expense, net	8
Total	$(9)	Total net loss	$(21)
2025
Foreign exchange contracts	$(27)
		Net sales	$1
		Cost of goods sold	16
		Other, net	—
Interest rate contracts	2	Interest expense, net	9
Total	$(25)	Total net gain	$26

		Recognized in Net Income
For the Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated other comprehensive loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated other comprehensive loss
2026
Foreign exchange contracts	$(93)
		Net sales	$(4)
		Cost of goods sold	(37)
		Other, net	1
Interest rate contracts	25	Interest expense	29
Total	$(68)	Total net loss	$(11)
2025
Foreign exchange contracts	$10
		Net sales	$(3)
		Cost of goods sold	13
		Other, net	(4)
Interest rate contracts	(33)	Interest expense	19
Total	$(23)	Total net gain	$25

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

The following table summarizes the activity in "Accumulated other comprehensive loss" related to the derivatives held by the Company:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Balance as of beginning of period	$44	$(17)	$27	$115	$(43)	$72
Net changes in fair value of derivatives	(68)	14	(54)	(23)	20	(3)
Net (gain) loss reclassified from accumulated other comprehensive loss into income	11	(7)	4	(25)	—	(25)
Balance as of end of period	$(13)	$(10)	$(23)	$67	$(23)	$44
The following table summarizes the impact related to changes in the fair value of fair value hedges and derivatives not designated as hedging instruments had on earnings:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Classification of Gain (Loss)	2026	2025	2026	2025
Fair Value Hedges:
Interest rate derivatives	Interest expense	$(69)	$11	$(80)	$46

Not Designated as Hedges:
Foreign exchange contracts	Other, net	$(17)	$(12)	$(93)	$10
The fair values of CNH's derivatives in the Consolidated Balance Sheets are recorded as follows:

	September 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency contracts	Derivative assets	$19	Derivative assets	$23
Interest rate contracts	Derivative assets	71	Derivative assets	101
Total derivative assets		$90		$124
Foreign currency contracts	Derivative liabilities	$47	Derivative liabilities	$30
Interest rate contracts	Derivative liabilities	98	Derivative liabilities	42
Total derivative liabilities		$145		$72

Derivatives not designated as hedging instruments:
Foreign currency contracts	Derivative assets	$15	Derivative assets	$7
Interest rate contracts	Derivative assets	34	Derivative assets	11
Total derivative assets		$49		$18
Foreign currency contracts	Derivative liabilities	$18	Derivative liabilities	$14
Interest rate contracts	Derivative liabilities	34	Derivative liabilities	11
Total derivative liabilities		$52		$25

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Items Measured at Fair Value on a Recurring Basis
The following table presents for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Foreign exchange derivatives	$—	$34	$34	$—	$30	$30
Interest rate derivatives	—	105	105	—	112	112
Total Assets	$—	$139	$139	$—	$142	$142
Liabilities
Foreign exchange derivatives	$—	$65	$65	$—	$44	$44
Interest rate derivatives	—	132	132	—	53	53
Total Liabilities	$—	$197	$197	$—	$97	$97
Fair Value of Other Financial Instruments
The carrying value of "Cash and cash equivalents", "Restricted cash", "Trade receivables, net" and "Trade payables" included in the Consolidated Balance Sheets approximates its fair value.
Financial Instruments Not Carried at Fair Value

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables, net	$22,273	$22,310	$23,105	$23,073
Debt	$25,478	$25,858	$26,762	$27,339
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

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Note 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized gain (loss) on cash flow hedges	$12	$(6)	$6	$(57)	$7	$(50)
Changes in retirement plans' funded status	4	(2)	2	11	(3)	8
Foreign currency translation	7	—	7	132	—	132
Share of other comprehensive income (loss) of entities using the equity method	—	—	—	(6)	—	(6)
Other comprehensive income	$23	$(8)	$15	$80	$4	$84

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Gross Amount	Income Taxes	Net Amount	Gross Amount	Income Taxes	Net Amount
Unrealized loss on cash flow hedges	$(52)	$15	$(37)	$(48)	$20	$(28)
Changes in retirement plans' funded status	(2)	1	(1)	(8)	2	(6)
Foreign currency translation	15	—	15	15	—	15
Share of other comprehensive income (loss) of entities using the equity method	(1)	—	(1)	27	—	27
Other comprehensive income (loss)	$(40)	$16	$(24)	$(14)	$22	$8
The changes, net of tax, in each component of "Accumulated other comprehensive income (loss)" consisted of the following:

	Unrealized Gains (Loss) on Cash Flow Hedges	Change in Retirement Plans' Funded Status	Foreign Currency Translation	Share of Other Comprehensive Income (Loss) of Entities Using the Equity Method	Total
Balance as of December 31, 2025	$27	$(315)	$(2,236)	$(243)	$(2,767)
Other comprehensive income (loss), before reclassifications	(54)	—	132	(6)	72
Amounts reclassified from comprehensive income	4	8	—	—	12
Other comprehensive income (loss)(1)	(50)	8	132	(6)	84
Balance as of September 30, 2026	$(23)	$(307)	$(2,104)	$(249)	$(2,683)

Balance as of December 31, 2024	$72	$(348)	$(2,170)	$(266)	$(2,712)
Other comprehensive income (loss), before reclassifications	(3)	(6)	10	27	28
Amounts reclassified from comprehensive loss	(25)	—	—	—	(25)
Other comprehensive income (loss)(1)	(28)	(6)	10	27	3
Balance as of September 30, 2025	$44	$(354)	$(2,160)	$(239)	$(2,709)
(1)The table above excludes other comprehensive income (loss) attributable to noncontrolling interests of nil and $4 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 19. RELATED PARTY INFORMATION
As of September 30, 2026, CNH's related parties were primarily EXOR N.V. ("EXOR") and the companies that EXOR N.V. controlled or had a significant influence over, including Stellantis N.V. ("Stellantis"), Ferrari N.V. ("Ferrari") and Iveco Group

CNH INDUSTRIAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

N.V. ("Iveco Group"). Iveco Group became an independent publicly listed company upon its separation from CNH on January 1, 2022 through demerger under Dutch law.
As of September 30, 2026, EXOR N.V. held 45.7% of CNH's voting power and had the ability to significantly influence the decisions submitted to a vote of CNH's shareholders, including approval of annual dividends, the election and removal of directors, mergers or other business combinations, the acquisition or disposition of assets and issuances of equity and the incurrence of indebtedness. In addition, CNH engages in transactions with its unconsolidated affiliates over which CNH has a significant influence or joint control.
Transactions with EXOR N.V. and its Subsidiaries and Affiliates
EXOR is an investment holding company in Europe. As of September 30, 2026 and December 31, 2025, among other things, EXOR managed a portfolio that includes investments in CNH, Stellantis, Iveco Group and Ferrari. CNH did not enter into any significant transactions with EXOR during the nine months ended September 30, 2026 or 2025.
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
Engine Supply Agreement ("ESA"): In relation to the design and supply of off-road engines from Iveco Group to CNH post-Demerger, Iveco Group and CNH entered into a ten-year ESA, whereby Iveco Group will sell to CNH post-Demerger diesel, compressed natural gas ("CNG") and liquid natural gas ("LNG") engines and provide post-sale services. Costs related to engines purchased through this agreement are presented as "Cost of goods sold" on the Consolidated Statements of Operations.
Financial Service Agreement ("FS MSA"): In relation to certain financial services activities carried out by either CNH to Iveco Group post-Demerger or vice versa, in connection with the execution of the Demerger Deed, CNH and Iveco Group entered into a FS MSA, whereby each Party (and its subsidiaries) may provide services and/or financial services activities to the other (and its subsidiaries). Services provided under the FS MSA relate mainly to wholesale and retail financing activities to suppliers, distribution network and customers. Revenues from services provided under the FS MSA are presented as "Finance, interest and other income" in the Consolidated Statements of Operations.
During the third quarter of 2026, Banco CNH Industrial Capital S.A., a subsidiary of CNH, entered into a Mutual Termination Agreement with Iveco Capital Solutions S.p.A., a subsidiary of Iveco Group, to terminate a loss pool guarantee arrangement related to certain retail financing activities in Brazil. Pursuant to the agreement, Iveco Capital Solutions S.p.A. agreed to make a final settlement payment of $10.4 million (BRL 53.9 million). As of September 30, 2026, CNH recognized a corresponding financial receivable from Iveco Group. The settlement resulted in $7.4 million of income recognized during both the three and nine months ended September 30, 2026.
The following tables include transactions entered into with Iveco Group for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$29	$33	$85	$87
Purchases	$145	$170	$469	$489

	September 30, 2026	December 31, 2025
Trade receivables	$14	$32
Financial receivables from Iveco Group N.V.	$218	$195
Trade payables	$100	$264
Financial payables to Iveco Group N.V.	$47	$91

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$76	$92	$222	$266
Purchases	$113	$118	$397	$310

	September 30, 2026	December 31, 2025
Trade receivables	$6	$6
Trade payables	$48	$42
As of September 30, 2026 and December 31, 2025, CNH had guarantees and other commitments totaling $143 million and $118 million, respectively, primarily relating to the debt, commitments and performance obligations of its associate, CNH Industrial Capital Europe S.a.S.
Note 20. SUBSEQUENT EVENTS
On November 9, 2026, the Company entered into a Transaction Agreement with Kobelco Construction Machinery Co., Ltd. pursuant to which the Company has agreed to sell a 70% interest in its Construction Equipment business.
Prior to the closing of the transaction, the Company expects to complete an internal reorganization under which the assets, liabilities, and legal entities comprising the Construction Equipment business will be contributed to three wholly owned subsidiaries. Upon completion of the reorganization, the Company expects to sell 70% of the equity interests in such subsidiaries and Kobelco Construction Machinery Co., Ltd. will operate them in the future.
Subject to adjustments described below, the Company expects to receive $700 million in cash, equal to 70% of an agreed enterprise value of $1 billion. The purchase price will be adjusted for cash, indebtedness, and net working capital as of a specified date prior to closing, reduced by certain transaction-related expenses, and will be subject to customary post-closing adjustments. The amount of the gain that may be recognized upon completion of the transaction cannot be determined at this time.
The transaction is expected to close by the end of 2027, subject to the satisfaction or waiver of customary closing conditions, including applicable regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A. GENERAL
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
Global Business Conditions
Global agriculture market conditions remained challenging during the first nine months of 2026. Farm income and capital spending remained under pressure from elevated input costs, higher financing costs, and continued uncertainty related to trade and agricultural policy, resulting in subdued demand for agricultural equipment. While farmer sentiment remained cautious, commodity markets demonstrated signs of improvement, with pricing strengthening in certain crop markets. The Company continues to view the current environment as a cyclical market downturn and remains focused on disciplined production and inventory management, operational efficiency, strategic cost actions, and investment in Precision Technology and innovation.
IEEPA Tariff Refund Claims
During 2026, the Company received cash refunds related to IEEPA tariffs of $117 million, of which $114 million was recorded as a reduction to "Cost of goods sold" and $3 million as a reduction to "Inventories, net" for the nine months ended September 30, 2026. The Company expects to recover approximately $38 million of additional tariff refunds in future periods as of September 30, 2026.
For a discussion of the Company's risks and uncertainties, see Part 1, Item 1A: Risk Factors in the Company's 2025 Annual Report and Part II, Item 1A: Risk Factors within this Form 10-Q.
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

Three and Nine Months Ended September 30, 2026 compared to Three and Nine Months Ended September 30, 2025
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	2026	2025
Revenues
Net sales	$3,684	$3,702	$10,997	$10,895
Finance, interest and other income	670	697	1,986	2,043
Total Revenues	4,354	4,399	12,983	12,938
Costs and Expenditures
Cost of goods sold	2,887	2,995	8,888	8,756
Selling, general and administrative expenses	490	549	1,449	1,413
Research and development expenses	223	281	685	683
Restructuring and other transformation expenses	16	3	47	14
Interest expense	358	378	1,095	1,100
Other, net	153	142	407	484
Total Costs and Expenditures	4,127	4,348	12,571	12,450
Consolidated income before income taxes	227	51	412	488
Income tax expense	(204)	(1)	(251)	(124)
Equity income from unconsolidated affiliates	12	17	25	52
Net income	35	67	186	416
Net income (loss) attributable to noncontrolling interests	5	(13)	11	(8)
Net income attributable to CNH Industrial N.V.	$30	$80	$175	$424
Revenues
We recorded revenues of $4,354 million and $12,983 million for the three and nine months ended September 30, 2026, respectively, relatively flat compared to the same periods prior year. In both the quarter and year-to-date periods, growth in Construction and favorable price realization in Agriculture were largely offset by lower Agricultural shipment volumes and lower Financial Services revenues.
Cost of Goods Sold
Cost of goods sold was $2,887 million and $8,888 million for the three and nine months ended September 30, 2026, respectively, compared with $2,995 million and $8,756 million in the three and nine months ended September 30, 2025. As a percentage of net sales, cost of goods sold was 78.4% and 80.8%, respectively, compared with 80.9% and 80.4% in the prior-year periods. The quarter benefited from $109 million of tariff refunds recognized during the period, partially offset by lower production volumes. Year-to-date, lower production volumes more than offset the benefit of $114 million of tariff refunds, resulting in a modest increase in cost of goods sold as a percentage of net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") were $490 million and $1,449 million for the three and nine months ended September 30, 2026, respectively, compared with $549 million and $1,413 million in the three and nine months ended September 30, 2025. As a percentage of total revenues, SG&A was 11.3% and 11.2%, respectively, compared with 12.5% and 10.9% in the three and nine months ended September 30, 2025. The decrease in the three-month period primarily reflects lower risk costs in the Financial Services segment and the benefit of cost reduction actions. The increase in the nine-month period was primarily driven by increased labor costs.

Research and Development Expenses
Research and development expenses ("R&D") were $223 million and $685 million for the three and nine months ended September 30, 2026, respectively, compared with $281 million and $683 million in the three and nine months ended September 30, 2025. The third quarter of 2025 included a $49 million impairment charge related to IPR&D assets from the 2023 Bennamann acquisition. Excluding this charge, year-to-date expenses were modestly higher than the prior-year period, reflecting continued investment in product development initiatives.
Restructuring and Other Transformation Expenses
Restructuring and other transformation expenses were $16 million and $47 million for the three and nine months ended September 30, 2026, respectively, compared with $3 million and $14 million in the three and nine months ended September 30, 2025. Year-to-date restructuring expenses of $39 million primarily reflected severance costs and dealer network optimization initiatives, including contract termination costs incurred for programs that materially change either the scope of a business undertaken by the Company, or the manner in which that business is conducted. The Company also incurred $8 million of other transformation expenses related to discrete programs intended to improve its operating model.
Interest Expense
Interest expense was $358 million and $1,095 million for the three and nine months ended September 30, 2026, respectively, compared with $378 million and $1,100 million in the three and nine months ended September 30, 2025. The decreases were primarily driven by lower average debt balances, partially offset by higher interest rates.

Interest expense attributable to Industrial Activities, net of interest income and eliminations, for the three and nine months ended September 30, 2026 was $30 million and $94 million, respectively, compared with $26 million and $77 million in the three and nine months ended September 30, 2025. The increase in net interest expense was primarily driven by lower average cash balances available for investment, resulting in reduced interest income.
Other, net
Other, net expenses were $153 million and $407 million for the three and nine months ended September 30, 2026, respectively, compared with $142 million and $484 million in the three and nine months ended September 30, 2025. In the quarter, the increase was primarily attributable to higher costs associated with the disposition of equipment under operating leases following lease termination, mainly within our Financial Services segment. Year-to-date, the decrease was primarily attributable to lower costs associated with the disposition of equipment under operating leases following lease termination and lower amortization of leased assets.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(All amounts in millions of dollars, except percentages)	2026	2025	2026	2025
Consolidated income before income taxes	$227	$51	$412	$488
Income tax expense	$(204)	$(1)	$(251)	$(124)
Effective tax rate	89.9%	2.0%	60.9%	25.4%
Income tax expense for the three and nine months ended September 30, 2026 was $204 million and $251 million, respectively, compared with $1 million and $124 million in the three and nine months ended September 30, 2025. The effective tax rates for the three and nine months ended September 30, 2026 were 89.9% and 60.9%, respectively, compared with 2.0% and 25.4% in the three and nine months ended September 30, 2025.
The increase in income tax expense and effective tax rates was primarily driven by a $156 million non-cash valuation allowance charge recorded in the third quarter of 2026 against DTAs in CNH’s Financial Services segment in Brazil. As of September 30, 2026, the Company had incurred cumulative losses in Brazil over the preceding 36 months, which represented significant objective negative evidence regarding the realizability of these DTAs and limited management’s ability to place significant reliance on projections of future taxable income. Management's assessment of the realizability of DTAs requires significant judgment regarding the timing and amount of future taxable income and is subject to assumptions and uncertainties related to future operating results, economic and market conditions in Brazil, future delinquencies, and interest rate movements. Based on the cumulative loss position and other available evidence, management concluded that it is more likely than not that these DTAs will not be realized through future taxable income and, accordingly, recorded a valuation allowance. The valuation allowance may be reduced or released in future periods if sufficient positive evidence emerges, including sustained profitability or other sources of taxable income.
The charge did not impact cash taxes payable but increased income tax expense and effective tax rates for the three- and nine-month periods ended September 30, 2026.
As of December 31, 2025, the Company had approximately $170 million of recognized DTAs in the United Kingdom, primarily related to net operating loss carryforwards and other deferred tax assets and liabilities. Based on available evidence, management believes it is more likely than not that these DTAs will be realized through future taxable income. This assessment requires significant judgment and is subject to various assumptions and uncertainties, including global economic conditions affecting the agricultural and construction equipment markets, economic and legislative developments in the United Kingdom, interest rate movements, and the successful execution of Company initiatives intended to improve profitability. If actual results differ from these assumptions and sufficient taxable income is not generated, the Company may be required to record a valuation allowance against all or a portion of these DTAs, which could result in a material non-cash income tax expense in the period recognized and materially affect the Company's results of operations and financial position.
Equity Income from Unconsolidated Affiliates
Equity income from unconsolidated affiliates was $12 million and $25 million for the three and nine months ended September 30, 2026, respectively, and $17 million and $52 million in the three and nine months ended September 30, 2025. The decline was primarily due to lower sales at our joint venture, TürkTraktör ve Ziraat Makineleri A.S.
Business Segment Performance

	Three Months Ended September 30,			Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	% Change	2026	2025	% Change
Revenues:
Agriculture	$2,907	$2,963	(1.9)%	$8,780	$8,792	(0.1)%
Construction	777	739	5.1%	2,217	2,103	5.4%
Total Net sales of Industrial Activities	3,684	3,702	(0.5)%	10,997	10,895	0.9%
Financial Services	665	684	(2.8)%	1,967	2,020	(2.6)%
Eliminations and other	5	13		19	23
Total Revenues	$4,354	$4,399	(1.0)%	$12,983	$12,938	0.3%

	Three Months Ended September 30,			Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	$ Change	2026	2025	$ Change
Adjusted EBIT:
Agriculture	$173	$137	$36	$370	$539	$(169)
Construction	65	14	51	52	63	(11)
Unallocated items, eliminations and others	(36)	(47)	11	(98)	(173)	75
Adjusted EBIT of Industrial Activities(1)	$202	$104	$98	$324	$429	$(105)
(1)A reconciliation from the most closely related U.S. GAAP measure to this non-GAAP measure is included on page 43.
Agriculture
Net Sales
Agriculture's net sales were $2,907 million and $8,780 million for the three and nine months ended September 30, 2026, respectively, a decrease of 1.9% and 0.1% compared to the three and nine months ended September 30, 2025. In the quarter, the decrease is mainly due to lower shipment volumes in South America and EMEA, partially offset by favorable price realization and growth in Asia Pacific. Year-to-date, net sales were essentially flat, as lower shipment volumes, primarily in South America, were largely offset by favorable price realization.

Agriculture Sales—by geographic region

	Three Months Ended September 30,			Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	% Change	2026	2025	% Change
North America	$1,025	$1,000	2.5%	$3,269	$3,168	3.2%
EMEA	991	1,050	(5.6)%	3,328	3,214	3.5%
South America	400	513	(22.0)%	1,044	1,400	(25.4)%
Asia Pacific	491	400	22.8%	1,139	1,010	12.8%
Total	$2,907	$2,963	(1.9)%	$8,780	$8,792	(0.1)%
Adjusted EBIT
Adjusted EBIT was $173 million and $370 million in the three and nine months ended September 30, 2026, respectively, compared with $137 million and $539 million in the three and nine months ended September 30, 2025. In the quarter, the increase in Adjusted EBIT was primarily driven by $62 million of IEEPA tariff refunds recognized during the period and better quality-related costs, partially offset by lower volumes in South America and EMEA. Year-to-date, the decrease was primarily driven by lower volumes in all regions except Asia Pacific, higher SG&A and R&D expenses, and lower joint venture results, partially offset by tariff refunds and favorable price realization. SG&A expenses were impacted by higher labor costs. R&D expenses accounted for 6.8% of sales and 6.9% for the three and nine months ended September 30, 2026, respectively, compared with 8.6% and 6.9% in the three and nine months ended September 30, 2025. R&D expenses for the third quarter of 2025 included a $49 million impairment charge related to the Bennamann IPR&D asset. Adjusted EBIT margin was 6.0% and 4.2% for the three and nine months ended September 30, 2026, respectively, compared with 4.6% and 6.1% in the three and nine months ended September 30, 2025.
Construction
Net Sales
Construction's net sales were $777 million and $2,217 million for the three and nine months ended September 30, 2026, respectively, an increase of 5.1% and 5.4% compared with the three and nine months ended September 30, 2025. In the quarter, the increase was primarily driven by higher shipment volumes in North America, partially offset by lower volumes in South America. Year-to-date, the increase was primarily driven by higher shipment volumes in North America and a favorable market mix in EMEA, partially offset by lower volumes in South America.
Construction Sales—by geographic region

	Three Months Ended September 30,			Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	% Change	2026	2025	% Change
North America	$447	$400	11.8%	$1,217	$1,101	10.5%
EMEA	193	191	1.0%	560	530	5.7%
South America	92	106	(13.2)%	308	338	(8.9)%
Asia Pacific	45	42	7.1%	132	134	(1.5)%
Total	$777	$739	5.1%	$2,217	$2,103	5.4%
Adjusted EBIT
Adjusted EBIT was $65 million and $52 million in the three and nine months ended September 30, 2026, respectively, compared with $14 million and $63 million in the three and nine months ended September 30, 2025. In the quarter, the increase in Adjusted EBIT was primarily driven by $47 million of IEEPA tariff refunds recognized during the period and lower SG&A expenses, partially offset by lower shipment volumes in South America. Year-to-date, the decrease was primarily driven by higher R&D and SG&A expenses, as well as increased plant-related and non-quality costs, partially offset by higher shipment volumes and improved manufacturing absorption. Third-quarter SG&A expenses benefited from lower advertising, travel and labor costs, while year-to-date SG&A expenses increased due to higher variable compensation and labor inflation. Adjusted EBIT margin was 8.4% and 2.3% for the three and nine months ended September 30, 2026, respectively, compared with 1.9% and 3.0% in the three and nine months ended September 30, 2025.

Financial Services
Finance, Interest and Other Income
Financial Services' revenues were $665 million and $1,967 million in the three and nine months ended September 30, 2026, respectively, down 2.8% and 2.6% compared with the three and nine months ended September 30, 2025. In the quarter, the decrease was primarily driven by lower volumes in South America and North America and lower yields in most regions, partially offset by favorable currency translation and higher used equipment sales driven by increased operating lease maturities and early payoffs. Year-to-date, the decrease was primarily attributable to lower volumes in South America and North America and reduced used equipment sales due to fewer operating lease maturities, partially offset by favorable currency translation.
Net Income
Financial Services recorded a net loss of $77 million and net income of $68 million for the three and nine months ended September 30, 2026, respectively, a decrease of $124 million and $156 million compared with the three and nine months ended September 30, 2025. The decreases in both periods were primarily driven by a $156 million non-cash valuation allowance charge against DTAs in Brazil recorded during the third quarter of 2026, unfavorable currency translation impacts, and lower volumes in South America and North America, partially offset by lower risk costs in South America. Year-to-date results were also impacted by higher SG&A expenses, specifically labor costs.
In the three and nine months ended September 30, 2026, retail loan originations, including unconsolidated joint ventures, were $2.5 billion and $7.2 billion, respectively, a decrease of $0.2 billion and $0.6 billion compared with the three and nine months ended September 30, 2025. The managed portfolio, including unconsolidated joint ventures, was $27.8 billion as of September 30, 2026 (comprised of 70% retail and 30% wholesale), a decrease of $0.7 billion compared with September 30, 2025.
As of September 30, 2026, receivables greater than 30 days past due represented 4.1% of total receivables, compared with 3.5% as of September 30, 2025. The increase primarily reflects economic pressures on farmers in South America.

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
Financial Services—The financial information captioned "Financial Services" reflects the consolidation or combination of Financial Services business.

	Statements of Operations
	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$3,684	$—	$—		$3,684	$3,702	$—	$—		$3,702
Finance, interest and other income	29	665	(24)	(1)	670	38	684	(25)	(1)	697
Total Revenues	3,713	665	(24)		4,354	3,740	684	(25)		4,399
Costs and Expenditures
Cost of goods sold	2,887	—	—		2,887	2,995	—	—		2,995
Selling, general and administrative expenses	367	123	—		490	381	168	—		549
Research and development expenses	223	—	—		223	281	—	—		281
Restructuring and other transformation expenses	16	—	—		16	4	(1)	—		3
Interest expense	59	323	(24)	(2)	358	64	339	(25)	(2)	378
Other, net	21	132	—		153	20	122	—		142
Total Costs and Expenditures	3,573	578	(24)		4,127	3,745	628	(25)		4,348
Consolidated income (loss) before income taxes	140	87	—		227	(5)	56	—		51
Income tax benefit (expense)	(34)	(170)	—		(204)	14	(15)	—		(1)
Equity income from unconsolidated affiliates	6	6	—		12	11	6	—		17
Net income (loss)	$112	$(77)	$—		$35	$20	$47	$—		$67
(1)Eliminations of Financial Services' interest income earned from Industrial Activities.
(2)Eliminations of Industrial Activities' interest expense to Financial Services.

	Statement of Operations
	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Revenues
Net sales	$10,997	$—	$—		$10,997	$10,895	$—	$—		$10,895
Finance, interest and other income	85	1,967	(66)	(1)	1,986	107	2,020	(84)	(1)	2,043
Total Revenues	11,082	1,967	(66)		12,983	11,002	2,020	(84)		12,938
Costs and Expenditures
Cost of goods sold	8,888	—	—		8,888	8,756	—	—		8,756
Selling, general and administrative expenses	1,089	360	—		1,449	1,050	363	—		1,413
Research and development expenses	685	—	—		685	683	—	—		683
Restructuring and other transformation expenses	47	—	—		47	15	(1)	—		14
Interest expense	179	982	(66)	(2)	1,095	184	1,000	(84)	(2)	1,100
Other, net	48	359	—		407	103	381	—		484
Total Costs and Expenditures	10,936	1,701	(66)		12,571	10,791	1,743	(84)		12,450
Consolidated income before income taxes	146	266	—		412	211	277	—		488
Income tax expense	(38)	(213)	—		(251)	(56)	(68)	—		(124)
Equity income from unconsolidated affiliates	10	15	—		25	37	15	—		52
Net income	$118	$68	$—		$186	$192	$224	$—		$416
(1)Eliminations of Financial Services' interest income earned from Industrial Activities.
(2)Eliminations of Industrial Activities' interest expense to Financial Services.

	Balance Sheets
	September 30, 2026					December 31, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Assets
Cash and cash equivalents	$1,256	$334	$—		$1,590	$1,932	$646	$—		$2,578
Restricted cash	115	520	—		635	109	542	—		651
Trade receivables, net	222	4	(9)	(1)	217	226	10	(10)	(1)	226
Financing receivables, net	204	22,432	(363)	(2)	22,273	141	23,363	(399)	(2)	23,105
Financial receivables from Iveco Group N.V.	119	99	—		218	142	53	—		195
Inventories, net	5,058	76	—		5,134	4,564	87	—		4,651
Property, plant and equipment, net	2,184	5	—		2,189	2,178	3	—		2,181
Equipment under operating leases, net	13	1,614	—		1,627	21	1,570	—		1,591
Investments in unconsolidated affiliates	308	155	—		463	291	146	—		437
Goodwill	3,468	139	—		3,607	3,477	140	—		3,617
Other intangible assets, net	1,022	31	—		1,053	1,056	30	—		1,086
Deferred tax assets	1,088	72	(56)	(3)	1,104	1,046	208	(47)	(3)	1,207
Derivative assets	33	118	(12)	(4)	139	32	116	(6)	(4)	142
Other assets	1,220	117	(134)	(2)	1,203	1,112	100	(132)	(2)	1,080
Total Assets	$16,310	$25,716	$(574)		$41,452	$16,327	$27,014	$(594)		$42,747
Liabilities and Equity
Debt	$4,263	$21,680	$(465)	(1)(2)	$25,478	$4,385	$22,861	$(484)	(1)(2)	$26,762
Financial payables to Iveco Group N.V.	2	45	—		47	3	88	—		91
Trade payables	2,014	143	(9)	(1)	2,148	2,075	182	(10)	(1)	2,247
Deferred tax liabilities	13	56	(56)	(3)	13	17	47	(47)	(3)	17
Pension, postretirement and other postemployment benefits	313	6	—		319	360	6	—		366
Derivative liabilities	111	98	(12)	(4)	197	69	34	(6)	(4)	97
Other liabilities	4,463	932	(32)	(2)	5,363	4,491	898	(47)	(2)	5,342
Total Liabilities	11,179	22,960	(574)		33,565	11,400	24,116	(594)		34,922
Redeemable noncontrolling interest	63	—	—		63	53	—	—		53
Equity	5,068	2,756	—		7,824	4,874	2,898	—		7,772
Total Liabilities and Equity	$16,310	$25,716	$(574)		$41,452	$16,327	$27,014	$(594)		$42,747
(1)Eliminations of primarily receivables/payables between Industrial Activities and Financial Services.
(2)Eliminations of financing receivables/payables between Industrial Activities and Financial Services.
(3)Reclassification of deferred tax assets/liabilities in the same jurisdiction and reclassification needed for appropriate consolidated presentation.
(4)Elimination of derivative assets/liabilities between Industrial Activities and Financial Services.

	Cash Flow Statements
	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Eliminations		Consolidated	Industrial Activities	Financial Services	Eliminations		Consolidated
Cash Flows from Operating Activities
Net income	$118	$68	$—		$186	$192	$224	$—		$416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense, excluding assets under operating leases	346	5	—		351	314	4	—		318
Depreciation and amortization expense of assets under operating leases	1	147	—		148	4	143	—		147
Undistributed (income) loss from unconsolidated affiliates	186	(15)	(190)	(1)	(19)	197	(15)	(180)	(1)	2
Deferred income taxes	(42)	150	—		108	(38)	47	—		9
Other non-cash items	41	283	—		324	96	293	—		389
Changes in operating assets and liabilities:
Provisions	(154)	3	—		(151)	(215)	3	—		(212)
Trade and financing receivables, net	8	282	(2)	(2)	288	(54)	1,000	2	(2)	948
Inventories, net	(543)	237	—		(306)	(308)	216	—		(92)
Trade payables	(54)	(39)	2	(2)	(91)	(120)	(38)	(3)	(2)	(161)
Other assets and liabilities	(18)	46	—	(2)	28	(32)	(140)	1	(2)	(171)
Net cash provided by (used in) operating activities	(111)	1,167	(190)		866	36	1,737	(180)		1,593
Cash Flows from Investing Activities
Additions to retail receivables	—	(5,020)	—		(5,020)	—	(5,605)	—		(5,605)
Collections of retail receivables	—	5,547	—		5,547	—	5,575	—		5,575
Expenditures for property, plant and equipment and intangible assets	(333)	(7)	—		(340)	(321)	(9)	—		(330)
Expenditures for assets under operating leases, net	—	(430)	—		(430)	—	(456)	—		(456)
Other, net	(86)	37	—		(49)	(69)	(203)	—		(272)
Net cash provided by (used in) investing activities	(419)	127	—		(292)	(390)	(698)	—		(1,088)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,285	7,788	—		9,073	1,484	8,608	—		10,092
Payments of long-term debt	(1,286)	(8,949)	—		(10,235)	(1,660)	(7,699)	—		(9,359)
Net increase (decrease) in other financial liabilities	86	(292)	—		(206)	(100)	(1,890)	—		(1,990)
Dividends paid	(129)	(190)	190	(1)	(129)	(322)	(180)	180	(1)	(322)
Purchase of treasury shares	(87)	—	—		(87)	(55)	—	—		(55)
Net cash provided by (used in) financing activities	(131)	(1,643)	190		(1,584)	(653)	(1,161)	180		(1,634)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9)	15	—		6	154	65	—		219
Net decrease in cash, cash equivalents and restricted cash, end of period	(670)	(334)	—		(1,004)	(853)	(57)	—		(910)
Cash, cash equivalents and restricted cash, beginning of period	2,041	1,188	—		3,229	2,421	1,445	—		3,866
Cash, cash equivalents and restricted cash, end of period	$1,371	$854	$—		$2,225	$1,568	$1,388	$—		$2,956
(1)Elimination of dividends from Financial Services to Industrial Activities, which are included in Industrial Activities Net cash provided by (used in) operating activities.
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
As of September 30, 2026, CNH's primary non-GAAP financial measures are defined as follows:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025	2026	2025
Net income	$35	$67	$186	$416
Less: Income tax expense	(204)	(1)	(251)	(124)
Consolidated income before taxes	239	68	437	540
Less: Financial Services
Financial Services Net income (loss)	(77)	47	68	224
Financial Services Income tax expense	170	15	213	68
Add back the following Industrial Activities Items
Interest expense, net of interest income and eliminations	30	26	94	77
Foreign exchange losses, net	5	5	8	19
Finance and non-service component of Pension and other postemployment benefit costs	5	4	11	11
Restructuring and other transformation expenses	16	4	47	15
Other discrete items(1)	—	59	8	59
Adjusted EBIT of Industrial Activities	$202	$104	$324	$429
(1)For the nine months ended September 30, 2026, this item included an $8 million non-cash impairment on a minority investment. For the three and nine months ended September 30, 2025, this item includes a $49 million impairment charge related to Bennamann IPR&D assets and a $10 million inventory write-down for the New Holland T6.180 Methane Power Tractor.
Reconciliation of Net Debt to Total Debt
The reconciliation of Net Debt, a non-GAAP financial measure, to Total Debt, the most comparable U.S. GAAP financial measure is as follows:

	September 30, 2026			December 31, 2025
(All amounts in millions of dollars)	Industrial Activities	Financial Services	Consolidated	Industrial Activities	Financial Services	Consolidated
Third party debt	$(4,072)	$(21,406)	$(25,478)	$(4,104)	$(22,658)	$(26,762)
Intersegment notes payable	(191)	(274)	—	(281)	(203)	—
Financial payables to Iveco Group N.V.	(2)	(45)	(47)	(3)	(88)	(91)
Total Debt	(4,265)	(21,725)	(25,525)	(4,388)	(22,949)	(26,853)
Cash and cash equivalents	1,256	334	1,590	1,932	646	2,578
Restricted cash	115	520	635	109	542	651
Intersegment notes receivable	274	191	—	203	281	—
Financial receivables from Iveco Group N.V.	119	99	218	142	53	195
Derivatives	(42)	(35)	(77)	(23)	25	2
Net debt	$(2,543)	$(20,616)	$(23,159)	$(2,025)	$(21,402)	$(23,427)

B. CRITICAL ACCOUNTING ESTIMATES
See our critical accounting estimates discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Estimates" of our 2025 Annual Report. Except as discussed below with respect to deferred tax assets and valuation allowances, there have been no material changes to these estimates.
Deferred Tax Assets and Valuation Allowances
Management's assessment of the realizability of DTAs requires significant judgment regarding the timing and amount of future taxable income. During the third quarter of 2026, the Company recorded a $156 million non-cash valuation allowance charge against DTAs in its Financial Services segment in Brazil. As of September 30, 2026, the Company had incurred cumulative losses in Brazil over the preceding 36 months, which represented significant objective negative evidence regarding the realizability of these DTAs. This cumulative loss position limited the Company's ability to place significant reliance on projections of future taxable income and other subjective positive evidence. Accordingly, after considering the cumulative losses and other available evidence, the Company concluded that sufficient future taxable income may not be generated to realize these DTAs and recorded the valuation allowance.
As of December 31, 2025, the Company had approximately $170 million of recognized DTAs in the United Kingdom, primarily related to net operating loss carryforwards and other deferred tax assets and liabilities. Based on available evidence, management believes it is more likely than not that these DTAs will be realized through future taxable income. This assessment requires significant judgment and is subject to various assumptions and uncertainties, including global economic conditions affecting the agricultural and construction equipment markets, economic and legislative developments in the United Kingdom, interest rate movements, and the successful execution of Company initiatives intended to improve profitability. If actual results differ from these assumptions and sufficient taxable income is not generated, the Company may be required to record a valuation allowance against all or a portion of these DTAs, which could result in a material non-cash income tax expense in the period recognized and materially affect the Company's results of operations and financial position.
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
Liquidity

(All amounts in millions of dollars)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,590	$2,578
Restricted cash	635	651
Undrawn medium-term unsecured committed facilities	6,293	6,483
Net financial receivables from Iveco Group N.V.	171	104
Total available liquidity	$8,689	$9,816
Total available liquidity was $8,689 million as of September 30, 2026, a decrease of $1,127 million from December 31, 2025. The decrease primarily reflects lower Financial Services debt driven by reduced portfolio receivables, lower net income, and cash used in Industrial activities during the period.
As of September 30, 2026, available committed unsecured facilities expiring after twelve months totaled approximately $6.3 billion ($6.5 billion as of December 31, 2025). Committed asset-backed facilities expiring after twelve months totaled approximately $3.1 billion as of September 30, 2026 ($3.7 billion as of December 31, 2025), of which $3.0 billion was utilized ($3.5 billion as of December 31, 2025).
On April 9, 2026, Standard & Poor's Global Ratings lowered CNH Industrial N.V. long-term issuer credit rating to 'BBB' from 'BBB+'. The Outlook is Stable.
On May 13, 2026, Fitch Ratings revised the Outlook on CNH Industrial N.V.'s Long-Term Issuer Default Rating to Negative from Stable and affirmed the Long-Term Issuer Default Rating and senior unsecured debt at 'BBB.'
On September 2, 2026, Moody's Investors Service affirmed CNH Industrial N.V.'s senior unsecured rating at 'Baa2' and maintained a Stable Outlook.
As of September 30, 2026, the Company was in compliance with all covenants under its €3.25 billion committed revolving credit facility, which matures on April 18, 2031.

We believe that funds available under our current liquidity facilities, those realized under existing and planned asset-backed securitization programs and issuances of debt securities and those expected from ordinary course refinancing of existing credit facilities, together with cash provided by operating activities, will allow us to satisfy our debt service requirements for the coming year.
Cash Flow Analysis

	Nine Months Ended September 30,
(All amounts in millions of dollars)	2026	2025
Cash flow provided by (used in):
Operating activities	$866	$1,593
Investing activities	(292)	(1,088)
Financing activities	(1,584)	(1,634)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6	219
Net decrease in cash, cash equivalents and restricted cash	$(1,004)	$(910)
Net Cash provided by Operating Activities
Net cash provided by operating activities was $866 million for the nine months ended September 30, 2026, compared with $1,593 million for the nine months ended September 30, 2025. The year-over-year decrease primarily reflects lower net income, higher inventory levels, lower receivables generation, partially offset by lower trade payables and provision absorption.
Net Cash used in Investing Activities
Net cash used in investing activities was $292 million for the nine months ended September 30, 2026, compared with net cash used in investing activities of $1,088 million for the nine months ended September 30, 2025. The year-over-year improvement reflects lower additions to retail receivables, which totaled $5,020 million in 2026 compared with $5,605 million in 2025, as well as favorable changes in other investing-related assets and liabilities. Expenditures for property, plant and equipment and intangible assets totaled $340 million, while investments in assets under operating leases totaled $430 million, with combined spending slightly below 2025 levels.
Net Cash used in Financing Activities
Net cash used in financing activities was $1,584 million for the nine months ended September 30, 2026, compared with $1,634 million for the nine months ended September 30, 2025. The year-over-year change reflects lower net cash outflows from other financial liabilities, which totaled $206 million in 2026 compared with $1,990 million in 2025, driven by lower wholesale facilities and short-term revolving lines. This benefit was largely offset by net cash outflows related to long-term debt of $1,162 million in 2026, compared with net cash inflows of $733 million in 2025, reflecting fewer retail securitizations, reduced utilization of commercial paper and revolving credit facilities, and lower bond issuances. The year-over-year change also benefitted from lower dividend payments, partially offset by higher treasury share repurchases.
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

SAFE HARBOR STATEMENT
This Quarterly Report, filed with the U.S. Securities and Exchange commission (the "SEC"), includes all statements other than statements of historical fact contained in this filing, including competitive strengths, business strategy, future financial position or operating results, budgets, projections with respect to revenue, income, earnings (or loss) per share, capital expenditures, dividends, liquidity, capital structure or other financial items, costs, and plans and objectives of management regarding operations and products, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements also include, but are not limited to, statements regarding the plans, objectives, strategies, financial performance and outlook, trends, and future performance of CNH and its subsidiaries on a standalone basis. These statements may include terminology such as "may", "will", "expect", "could", "should", "intend", "estimate", "anticipate", "believe", "outlook", "continue", "remain", "on track", "design", "target", "objective", "goal", "forecast", "projection", "prospects", "plan", or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views, expectations, estimates, and assumptions, including, in some cases, estimates and data received from third parties, and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or if any other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.
Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of our markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, particularly as it relates to the agricultural market business cycle; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs and other protective measures issued to promote national interest or address foreign competition, which in turn result in, or may result in, retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, which could consequently affect demand for our products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which we compete; development and use of new technologies (including artificial intelligence) and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, privacy and data security or other aspects of our products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; price pressure on new and used equipment; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property rights disputes, product warranty and defective product claims, and emissions and/or fuel economy regulatory and contractual issues; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of CNH and its suppliers and dealers; security breaches with respect to our products; our pension plans and other postemployment obligations; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe and elsewhere; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of our strategic plan; including targeted restructuring actions to optimize our cost structure and improve the efficiency of our operations; our failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our success in managing the risks involved in the foregoing.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, such controls.
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
The Company's purchases of its common shares under its buyback programs during the three months ended September 30, 2026, were as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share ($)	Approximate USD Value of Shares that May Yet Be Purchased under the Plans or Programs ($)
7/1/2026 - 7/31/2026	1,974,665	10.50	166,394,871
8/1/2026 - 8/31/2026	342,877	10.83	162,681,068
9/1/2026 - 9/30/2026	—	—	162,681,068
Total	2,317,542
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
November 9, 2026